Form 10-Q
period 1994-03-31
COASTAL CORP
filed 1994-05-16
CIK 21267

- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994

                                      OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                        ------------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No _____

    As of April 29, 1994, there were outstanding 104,249,566 shares of Common Stock, 33-1/3 cents par value per share, and 425,468 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION
Item 1. Financial Statements.

    The financial statements of The Coastal Corporation and its subsidiaries (the "Company") are presented herein and are unaudited, except for balances as of December 31, 1993, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales of natural gas and petroleum products.


                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                               March 31,        December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)

Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $     115.1       $     159.2
   Receivables, less allowance for doubtful accounts of $17.0 million
     (1994) and $16.1 million (1993)  . . . . . . . . . . . . . . . . .            1,508.4           1,284.9
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              857.6             992.2
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .              175.2             137.3
                                                                               -----------       -----------
     Total Current Assets   . . . . . . . . . . . . . . . . . . . . . .            2,656.3           2,573.6
                                                                               -----------       -----------

Property, Plant and Equipment - at cost:
   Natural gas systems  . . . . . . . . . . . . . . . . . . . . . . . .            5,641.8           5,461.6
   Refining, crude oil and chemical facilities  . . . . . . . . . . . .            1,857.1           1,821.3
   Gas and oil properties - at full-cost  . . . . . . . . . . . . . . .            1,206.9           1,204.2
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              676.9             677.0
                                                                               -----------       -----------
                                                                                   9,382.7           9,164.1
   Accumulated depreciation, depletion and amortization . . . . . . . .            3,285.7           3,216.0
                                                                                   6,097.0           5,948.1

Other Assets:
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              558.6             563.3
   Investments - equity method  . . . . . . . . . . . . . . . . . . . .              434.7             424.7
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              712.7             717.4
                                                                                   1,706.0           1,705.4
                                                                               $  10,459.3       $  10,227.1
                                                                               -----------       -----------
                                                                               -----------       -----------





               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                               March 31,        December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)

Current Liabilities:
   Notes payable and preferred stock redeemable within one year . . . .        $     182.2       $     271.7
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            1,688.8           1,649.1
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .              503.0             374.0
   Current maturities on long-term debt . . . . . . . . . . . . . . . .               32.6              95.1
                                                                               -----------       -----------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .            2,406.6           2,389.9
                                                                               -----------       -----------

Debt:
   Long-term debt, excluding current maturities . . . . . . . . . . . .            3,692.0           3,612.8
   Subordinated long-term debt, excluding current maturities  . . . . .              199.7             199.7
                                                                               -----------       -----------
                                                                                   3,891.7           3,812.5
                                                                               -----------       -----------

Deferred Credits and Other:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            1,399.8           1,339.9
   Other deferred credits . . . . . . . . . . . . . . . . . . . . . . .              387.0             380.1
                                                                               -----------       -----------
                                                                                   1,786.8           1,720.0
                                                                               -----------       -----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries . . . . . . . . . . . . . . . . . . . . . . .               26.6              26.6
                                                                               -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
     of $210.0 million)   . . . . . . . . . . . . . . . . . . . . . . .                2.7               2.7
   Class A common stock . . . . . . . . . . . . . . . . . . . . . . . .                 .1                .1
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .               36.2              36.2
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            1,212.7           1,209.3
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            1,229.0           1,162.7
                                                                               -----------       -----------
                                                                                   2,480.7           2,411.0
   Less common stock in treasury - at cost  . . . . . . . . . . . . . .              133.1             132.9
                                                                               -----------       -----------
                                                                                   2,347.6           2,278.1
                                                                               -----------       -----------
                                                                               $  10,459.3       $  10,227.1
                                                                               -----------       -----------
                                                                               -----------       -----------






               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED OPERATIONS
                   (Millions of Dollars, Except Per Share)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1994        1993
                                                                                        ---------   ---------
                                                                                             (Unaudited)
Operating Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,700.8   $ 2,647.1
                                                                                        ---------   ---------

Operating Costs and Expenses:
   Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,900.0     1,968.6
   Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         484.0       434.3
   Depreciation, depletion and
     amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          93.8        89.6
                                                                                        ---------   ---------
                                                                                          2,477.8     2,492.5
                                                                                        ---------   ---------

Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         223.0       154.6
                                                                                        ---------   ---------

Other Income - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16.0        19.1
                                                                                        ---------   ---------
Other Expenses:
   General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.5        12.9
   Interest and debt expense, less $1.6 million (1994)
     and $2.2 million (1993) capitalized  . . . . . . . . . . . . . . . . . . . . .         102.5       121.6
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41.9        14.2
                                                                                        ---------   ---------
                                                                                            157.9       148.7
                                                                                        ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          81.1        25.0
Dividends on Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4.4          .1
                                                                                        ---------   ---------

Net Earnings Available
   to Common Stockholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    76.7   $    24.9
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Net Earnings Per Common
   and Common Equivalent Share  . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .73   $     .24
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Cash Dividends Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .10   $     .10
                                                                                        ---------   ---------
                                                                                        ---------   ---------





               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)

                                                                     Three Months Ended March 31,
                                                         ----------------------------------------------------
                                                                   1994                        1993
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)

Preferred stock, par value
   33 1/3 cents per share, authorized 50,000,000 shares:
     Cumulative convertible preferred:
     $1.19, Series A, redemption or liquidation
        amount of $33 per share:
           Beginning balance  . . . . . . . . . . .              65   $        -              69   $        -
           Converted to common  . . . . . . . . . .              (1)           -               -            -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              64            -              69            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     $1.83, Series B, redemption or liquidation
        amount of $50 per share:
           Beginning balance  . . . . . . . . . . .              89           .1              95           .1
           Converted to common  . . . . . . . . . .              (2)           -              (1)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              87           .1              94           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     $5.00, Series C, redemption or liquidation
        amount of $100 per share:
           Beginning balance  . . . . . . . . . . .              35            -              36            -
           Converted to common  . . . . . . . . . .               -            -               -            -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              35            -              36            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     Cumulative preferred:
     $2.125, Series H, liquidation amount
        of $25 per share:
           Beginning and ending balance . . . . . .           8,000          2.6               -            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
Class A common stock, par value 33 1/3 cents per share,
   authorized 2,700,000 shares:
     Beginning balance  . . . . . . . . . . . . . .             423           .1             445           .1
     Converted to common  . . . . . . . . . . . . .              (8)           -              (5)           -
     Conversion of preferred stock and
        exercise of stock options . . . . . . . . .              12            -               2            -
                                                         ----------   ----------      ----------   ----------




               See Notes to Consolidated Financial Statements.

     Ending balance   . . . . . . . . . . . . . . .             427           .1             442           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Common stock, par value 33 1/3 cents per share, authorized
   250,000,000 shares:
     Beginning balance  . . . . . . . . . . . . . .         108,512         36.2         107,967         36.0
     Conversion of preferred stock  . . . . . . . .              11            -               7            -
     Conversion of Class A common stock   . . . . .               8            -               5            -
     Exercise of stock options  . . . . . . . . . .             119            -               7            -
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .         108,650   $     36.2         107,986   $     36.0
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------













































               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)
                                 (Continued)

                                                                     Three Months Ended March 31,
                                                         ----------------------------------------------------
                                                                   1994                        1993
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)

Additional paid-in capital:
   Beginning balance  . . . . . . . . . . . . . . .                   $  1,209.3                   $  1,006.7
   Exercise of stock options  . . . . . . . . . . .                          3.4                           .6
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,212.7                      1,007.3
                                                                      ----------                   ----------

Retained earnings:
   Beginning balance  . . . . . . . . . . . . . . .                      1,162.7                      1,099.9
   Net earnings for period  . . . . . . . . . . . .                         81.1                         25.0
   Dividends on preferred stock . . . . . . . . . .                         (4.4)                         (.1)
   Dividends on common stock  . . . . . . . . . . .                        (10.4)                       (10.4)
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,229.0                      1,114.4
                                                                      ----------                   ----------
Less treasury stock - at cost . . . . . . . . . . .           4,416        133.1           4,415        132.9
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Total . . . . . . . . . . . . . . . . . . . . . . .                   $  2,347.6                   $  2,025.0
                                                                      ----------                   ----------
                                                                      ----------                   ----------






















               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   81.1        $   25.0
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . .         95.0            90.5
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          8.9             2.8
     Amortization of producer contract reformation costs  . . . . . . . . .         10.2            16.1
     Undistributed earnings from equity investments   . . . . . . . . . . .        (11.8)           (8.7)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4.2           (26.7)
   Working capital and other changes, excluding changes
     relating to cash and non-operating activities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .       (223.5)          285.2
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (27.5)           98.5
        Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .         13.0           (14.7)
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         39.7          (193.3)
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        129.0            37.2
                                                                                --------        --------
                                                                                   118.3           311.9
                                                                                --------        --------
Cash Flow From Investing Activities:
   Purchases of property, plant and equipment . . . . . . . . . . . . . . .        (83.3)          (80.3)
   Proceeds from sale of property, plant and equipment  . . . . . . . . . .          4.4             1.8
   Additions to investments . . . . . . . . . . . . . . . . . . . . . . . .         (1.6)          (47.4)
   Proceeds from investments  . . . . . . . . . . . . . . . . . . . . . . .          3.6             1.3
   Gas supply settlements and prepayments . . . . . . . . . . . . . . . . .            -             (.8)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           .1            22.3
                                                                                --------        --------
                                                                                   (76.8)         (103.1)
                                                                                --------        --------

Cash Flow From Financing Activities:
   Decrease in short-term notes   . . . . . . . . . . . . . . . . . . . . .        (89.5)         (120.0)
   Proceeds from issuing common stock . . . . . . . . . . . . . . . . . . .          3.2              .6
   Proceeds from long-term debt issues  . . . . . . . . . . . . . . . . . .        153.8             1.8
   Payments to retire long-term debt  . . . . . . . . . . . . . . . . . . .       (138.3)          (80.2)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14.8)          (10.5)
                                                                                --------        --------
                                                                                   (85.6)         (208.3)
                                                                                --------        --------

Net (Decrease) Increase in Cash and Cash Equivalents  . . . . . . . . . . .        (44.1)             .5
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .        159.2            43.5
                                                                                --------        --------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $  115.1        $   44.0
                                                                                --------        --------
                                                                                --------        --------



               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), effective January 1, 1994. The effects of the changes required by FAS 112 are not material to the Company.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $61.0 million and $60.9 million for the three months ended March 31, 1994 and 1993, respectively. Cash payments for income taxes amounted to $28.7 million and $7.1 million for the three months ended March 31, 1994 and 1993, respectively. In March 1994, $162.1 million was transferred from "Inventories" to "Property, Plant and Equipment" and included as part of base gas, pending Federal Energy Regulatory Commission ("FERC") approval.

2.   Inventories

     Inventories were as follows (millions of dollars):
                                                                               March 31,        December 31,
                                                                                 1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)

   Refined products, crude oil and chemicals  . . . . . . . . . . . . .       $    589.8         $    568.8
   Natural gas in underground storage - first-in, first-out method  . .             69.0              229.2
   Natural gas in underground storage - last-in, first-out method . . .             31.4               31.2
   Coal, materials and supplies . . . . . . . . . . . . . . . . . . . .            167.4              163.0
                                                                              ----------         ----------
                                                                              $    857.6         $    992.2
                                                                              ----------         ----------
                                                                              ----------         ----------

     The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $41.9 million at March 31, 1994 and $52.6 million at December 31, 1993.

3.   Common Stock

     On March 31, 1994, 2,166,372 shares of Common Stock of the Company were reserved for employee stock option plans, 796,947 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 426,992 shares were reserved for conversion of outstanding Class A Common Stock and 54,862 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 32,803 shares reserved for employee stock option plans and

22,059 shares reserved for conversion of the Series A, B, and C Preferred
Stocks.

4.   Income Taxes

     Provisions for federal and state income taxes were as follows (millions of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1994        1993
                                                                                        ---------   ---------
                                                                                             (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    29.1   $     9.0
     State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3.9         2.4
                                                                                        ---------   ---------
                                                                                             33.0        11.4
                                                                                        ---------   ---------
   Deferred Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9.0         1.7
     State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (.1)        1.1
                                                                                        ---------   ---------
                                                                                              8.9         2.8

                                                                                        $    41.9   $    14.2
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

5.   Take-or-Pay Obligations

     Other assets include $123.7 million and $134.0 million at March 31, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

     As a result of the implementation of Order 636 (as defined in Note 6 of the Notes to Consolidated Financial Statements) by Colorado Interstate Gas Company ("Colorado") on October 1, 1993, Colorado's future gas sales will be made at negotiated prices and will not be subject to regulatory price controls. This will not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that Colorado may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993 may continue to be recovered by Colorado pursuant to FERC's Order No. 528.

     Contract reformation and take-or-pay costs incurred as a result of the mandated Order 636 restructuring will be recovered either under the transition cost mechanisms of Order 636 or through negotiated agreements with customers. The Company believes that these mechanisms provide adequate coverage for such costs.

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

6.   Litigation and Regulatory Matters

     Litigation

     A subsidiary of the Company initiated a suit against TransAmerican Natural Gas Corporation in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993 TransAmerican Natural Gas Corporation filed a Third Party Complaint and a Counterclaim in this action against the Company and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final Judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2.0 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied.

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. The matter is set for trial on June 13, 1994.

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

     On November 1, 1993, ANR Pipeline Company ("ANR Pipeline") placed its Order 636 restructured services and rates into effect. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, ANR Pipeline is now fully in compliance with Order 636 and the requirements of the orders on its restructuring filings. ANR Pipeline filed the required tariff modifications on April 8, 1994. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving ANR Pipeline's restructuring filings.

     On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement involved, inter alia, an array of new sales, delivery, transportation and storage service alternatives and the implementation of a gas inventory charge, designed to compensate ANR Pipeline for the costs of standing ready to serve its sales customers. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under ANR Pipeline's approved Interim Settlement of previous rate case and restructuring proceedings, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Such refund obligations were recorded at December 31, 1993 and March 31, 1994, and are included in the Consolidated Balance Sheet under "Deferred Credits and Other."

     On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC. The increase represents higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") and FAS 112. On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in ANR Pipeline's rate case proceeding at Docket No. RP94-43. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. On April 7, 1994, ANR Pipeline submitted a compliance filing pursuant to the requirements of the March 23, 1994 order. Further, on April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. ANR Pipeline has also sought rehearing and, if necessary, will seek judicial review of the March 23, 1994 order.

     ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement settles all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. It is anticipated that applications for such FERC approvals will be filed shortly.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignments costs, the cost of stranded pipeline investment and the Dakota costs described above. As of March 31, 1994, ANR Pipeline has incurred transition costs in the amount of $40.3 million. As a result of the recovery mechanisms provided under Order 636, the Company anticipates that these transition costs will not have a material adverse effect on the Company's consolidated financial position or its results of operations.

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

     Colorado has "unbundled" its gas sales from its other services. Separate gathering, transportation, storage and other services are available on a "stand-alone" basis to any customers desiring them. Colorado's Order 636 transition costs are not expected to be material.

     On March 31, 1993, Colorado filed at FERC to increase its rates by approximately $26.5 million annually. Such rates (adjusted to reflect Colorado's Order 636 program) became effective subject to refund on October 1, 1993.

     Colorado, ANR Pipeline, ANR Storage Company and Wyoming Interstate Company, Ltd., subsidiaries of the Company, are regulated by the FERC. Certain regulatory issues remain unresolved among these companies, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $350 million, the Company estimates its pro-rata exposure to be paid over a period of several years is approximately $5 million and has made appropriate provisions. At four other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at five other sites, the Company has paid amounts to other PRPs as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                       Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.
                                                                               Twelve Months Ended
                                                                        -------------------------------
                                                                           March 31,      December 31,
                                                                             1994             1993
                                                                        -------------   ----------------
                                                                          (Unaudited)

     Net return on average common stockholders' equity  . . . .               7.6%             5.2%
     Cash flow from operating activities to long-term debt  . .              15.8%            21.2%
     Total debt to total capitalization   . . . . . . . . . . .              63.2%            64.3%
     Times interest earned (before tax)   . . . . . . . . . . .               1.7              1.4

     The changes in most of the above ratios can be attributed to increased earnings in the twelve months ended March 31, 1994 and decreased total debt. The reduction in the cash flow from operating activities to long-term debt ratio results primarily from working capital changes.

     In February 1994, ANR Pipeline completed an offering of $125 million in principal amount of 7-3/8% Debentures due in 2024. The net proceeds from the sale of the Debentures were used for capital expenditures and other general corporate purposes.

     Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines, the ANR Pipeline Debentures and other new financings.

     Funding for certain proposed natural gas projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at March 31, 1994 were as follows (millions of dollars):

         Short-term . . . . . . . . . . . . . . . . . . .     $   579.8
         Long-term  . . . . . . . . . . . . . . . . . . .         633.9
                                                              ---------

                                                              $ 1,213.7
                                                              ---------
                                                              ---------

     On June 16, 1994, ANR Pipeline will redeem all shares of its outstanding Cumulative Preferred Stock under sinking fund provisions or optional redemption provisions. Redemption will include the payment of accrued dividends to June 16, 1994.

     The Company adopted the change in accounting for postemployment benefits as required by FAS 112 in 1994. The effects of the changes required by FAS 112 are not material to the Company.

                            Results of Operations

     The change in the Company's earnings for the three month period ended March 31, 1994 in comparison to the same period in 1993 is a result of the following:

     Operating Revenues.  The operating revenues by segment were as follows
(millions of dollars):
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1994        1993
                                                                                        ---------   ---------
                                                                                             (Unaudited)

     Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   876.8   $   861.7
     Refining and marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,669.1     1,613.9
     Exploration and production   . . . . . . . . . . . . . . . . . . . . . . . . .          81.7        89.5
     Coal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         109.4       106.2
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46.9        47.0
     Adjustments and eliminations   . . . . . . . . . . . . . . . . . . . . . . . .         (83.1)      (71.2)
                                                                                        ---------   ---------

                                                                                        $ 2,700.8   $ 2,647.1
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Operating Profit (Loss).  The operating profit (loss) by segment was as follows (millions of dollars):
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  128.8        $  122.9
     Refining and marketing   . . . . . . . . . . . . . . . . . . . . . . .         67.8             1.7
     Exploration and production   . . . . . . . . . . . . . . . . . . . . .          5.0            10.3
     Coal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24.2            23.1
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2.8)           (3.4)
                                                                                --------        --------
                                                                                $  223.0        $  154.6
                                                                                --------        --------
                                                                                --------        --------

     Natural Gas. The increase in operating revenues of $15.1 million in the first quarter of 1994 can be attributed to increased volumes and prices for the gas marketing companies and higher transportation and storage revenue for the interstate pipelines due to increased rates and volumes, partially offset by decreased sales volumes for the interstate pipelines. Colder weather experienced in the first quarter of 1994 as compared to the same period in 1993 contributed to the additional volumes. The primary factor contributing to the increase in transportation and storage revenues and the decrease in sales revenue for the interstate pipelines is the restructuring of pipeline bundled sales into separate components as required by changing regulations.

     Purchases decreased by $20.1 million as volume decreases for the interstate pipelines more than offset the price and volume increases for the gas marketing companies. Gross profit increased by $35.2 million over the 1993 first quarter.

     The operating profit increase of $5.9 million in the first quarter of 1994 results from increases for transportation revenue of $50.2 million, storage revenue of $18.0 million and sales margins of $1.2 million partially offset by reduced sales volumes of $29.8 million, increased operating expenses of $27.8 million, increased depreciation, depletion and amortization of $1.6 million and other of $4.3 million. The operating expense increase results from increased throughput for the interstate pipelines and increased volumes handled by the gas marketing companies.

     Refining and Marketing. Operating revenues increased by $55.2 million in the 1994 first quarter as increased volumes more than offset lower prices. The volume increase can be partially attributed to the colder weather experienced in the 1994 first quarter. Purchases decreased by $35.6 million during the same period, resulting in a gross profit increase of $90.8 million.

     The operating profit increase of $66.1 million in the first quarter of 1994 results from improved margins of $75.1 million, volume increases of $13.5 million and increased gross profit of $2.2 million from the sale, trading and exchanging of third-party products, partially offset by increased operating expenses of $23.8 million and other decreases of $.9 million. Operating expenses increased as a result of increased volumes.

     Exploration and Production. The decrease in operating revenues of $7.8 million in the first quarter of 1994 can be attributed to decreased volumes and prices for crude oil, condensate and natural gas liquids partially offset by increased natural gas prices and volumes.

     The operating profit decrease of $5.3 million in the first quarter of 1994 results from reduced revenue from oil, condensate and natural gas liquids of $7.3 million, lower revenue from plant products of $4.4 million, increased depreciation, depletion and amortization of $1.1 million and other of $1.7 million, partially offset by increased natural gas revenues of $8.1 million and reduced operating expenses of $1.1 million. The operating expense decrease results primarily from reduced costs at the processing plants. The increase in depreciation, depletion and amortization results from increased volumes partially offset by a lower rate.

     Coal. The increase in operating revenues of $3.2 million in the first quarter of 1994 can be attributed primarily to increased prices as volumes were comparable for both periods. Operating profit increased by $1.1 million as the revenue increase of $3.2 million was partially offset by increases for operating expenses of $1.7 million and depreciation, depletion and amortization of $.4 million. The increased operating expenses are primarily attributable to the Soldier Creek Mine purchased in late 1993.

     Other. The $.1 million decrease in operating revenues results primarily from trucking operations. The operating loss decreased by $.6 million as reduced operating expenses of $1.0 million more than offset the revenue reduction of $.1 million and increased depreciation and amortization of $.3 million. The reduced operating expenses resulted from the elimination of certain operations in late 1993.

     Other Income   Net.  The decrease of $3.1 million primarily results
from a $3.0 million settlement recorded in the 1993 first quarter not recurring.

     Interest and Debt Expense. Interest and debt expense decreased by $19.1 million in the 1994 first quarter as a result of lower average debt outstanding and lower interest rates.

     Taxes on Income. Federal income taxes increased by $27.4 million in the 1994 first quarter as a result of increased earnings before taxes and a higher effective federal income tax rate. State income taxes increased by $.3 million.

                            Environmental Matters

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which the EPA has developed sufficient information to estimate total clean-up costs of approximately $350 million, the Company estimates its pro-rata exposure to be paid over a period of several years is approximately $5 million and has made appropriate provisions. At four other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at five other sites, the Company has paid amounts to other PRPs as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

                              Other Developments

     The Canadian National Energy Board has denied the applications of Interprovincial Pipe Line System Inc. and its subsidiary to own and operate InterCoastal Pipe Line, a proposed natural gas pipeline in Southern Ontario. ANR Pipeline and the other project sponsors are currently evaluating the viability of this project or other alternatives.

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Notes 5 and 6 of the Notes to Consolidated Financial Statements set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             11 - Statement re Computation of Per Share Earnings.

         (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1994.


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE COASTAL CORPORATION
                                                        (Registrant)

Date:  May 13, 1994                        By:        COBY C. HESSE
                                                ----------------------------
                                                       Coby C. Hesse
                                                   Senior Vice President
                                                       and Controller
                                                 (As Authorized Officer and
                                                 Chief Accounting Officer)

                              INDEX TO EXHIBITS

                                                                Sequentially
Exhibit                                                           Numbered
Number                      Description                             Page
- - ----------------------------------------------------------------------------
  11        Statement Re Computation of Per Share Earnings

                                                                   EXHIBIT 11

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
               (Millions of Dollars, Except Per Share Amounts,
                           and Thousands of Shares)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . . . . . . . . . . .    $    76.7       $    24.9
                                                                               ---------       ---------
                                                                               ---------       ---------

Average number of common shares outstanding . . . . . . . . . . . . . . . .      104,162         103,562
Class A common shares . . . . . . . . . . . . . . . . . . . . . . . . . . .          425             444
Common and Class A common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A . . . . . . . . . . . .          238             256
Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . . . . . . . . . . .          374             301
                                                                               ---------       ---------
Average common and common equivalent shares . . . . . . . . . . . . . . . .      105,199         104,563
                                                                               ---------       ---------
                                                                               ---------       ---------

Net earnings per average common and common
   equivalent share outstanding . . . . . . . . . . . . . . . . . . . . . .    $     .73       $     .24
                                                                               ---------       ---------
                                                                               ---------       ---------

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . . . . . . . . . . .    $    76.7       $    24.9
Dividends applicable to dilutive preferred stock:
   Series B . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               -
   Series C . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           .1              .1
                                                                               ---------       ---------
Adjusted net earnings assuming full dilution  . . . . . . . . . . . . . . .    $    76.8       $    25.0
                                                                               ---------       ---------
                                                                               ---------       ---------

Average number of common shares outstanding . . . . . . . . . . . . . . . .      104,162         103,562
Class A common shares . . . . . . . . . . . . . . . . . . . . . . . . . . .          425             444
Common and Class A common share equivalents:
   Series A preferred stock . . . . . . . . . . . . . . . . . . . . . . . .          238             256
Equivalent common and Class A common shares from
   Series B and C Preferred Stock . . . . . . . . . . . . . . . . . . . . .          581             609
Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . . . . . . . . . . .          403             352
                                                                               ---------       ---------




Fully diluted shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .      105,809         105,223
                                                                               ---------       ---------
                                                                               ---------       ---------
Fully diluted earnings per share  . . . . . . . . . . . . . . . . . . . . .    $     .73       $     .24
                                                                               ---------       ---------
                                                                               ---------       ---------