Form 10-Q
period 1994-06-30
COASTAL CORP
filed 1994-08-11
CIK 21267

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

                          --------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes  __X__    No _____

    As of July 29, 1994, there were outstanding 104,312,472 shares of Common Stock, 33-1/3 cents par value per share, and 420,874 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

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

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                                June 30,        December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $      92.3       $     159.2
   Receivables, less allowance for doubtful accounts of $18.8 million
     (1994) and $16.1 million (1993)  . . . . . . . . . . . . . . . . .            1,265.4           1,284.9
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              926.7             992.2
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .              174.4             137.3
                                                                               -----------       -----------
     Total Current Assets   . . . . . . . . . . . . . . . . . . . . . .            2,458.8           2,573.6
                                                                               -----------       -----------

Property, Plant and Equipment - at cost:
   Natural gas systems  . . . . . . . . . . . . . . . . . . . . . . . .            5,686.3           5,461.6
   Refining, crude oil and chemical facilities  . . . . . . . . . . . .            1,906.1           1,821.3
   Gas and oil properties - at full-cost  . . . . . . . . . . . . . . .            1,216.7           1,204.2
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              677.6             677.0
                                                                               -----------       -----------
                                                                                   9,486.7           9,164.1
   Accumulated depreciation, depletion and amortization . . . . . . . .            3,342.4           3,216.0
                                                                               -----------       -----------
                                                                                   6,144.3           5,948.1
                                                                               -----------       -----------

Other Assets:
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              553.9             563.3
   Investments - equity method  . . . . . . . . . . . . . . . . . . . .              388.6             424.7
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              696.7             717.4
                                                                               -----------       -----------
                                                                                   1,639.2           1,705.4
                                                                               -----------       -----------
                                                                               $  10,242.3       $  10,227.1
                                                                               -----------       -----------
                                                                               -----------       -----------

               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                                June 30,        December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Current Liabilities:
   Notes payable and preferred stock redeemable within one year . . . .        $     150.0       $     271.7
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            1,559.0           1,649.1
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .              436.6             374.0
   Current maturities on long-term debt . . . . . . . . . . . . . . . .               41.5              95.1
                                                                               -----------       -----------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .            2,187.1           2,389.9
                                                                               -----------       -----------

Debt:
   Long-term debt, excluding current maturities . . . . . . . . . . . .            3,689.3           3,612.8
   Subordinated long-term debt, excluding current maturities  . . . . .              199.7             199.7
                                                                               -----------       -----------
                                                                                   3,889.0           3,812.5
                                                                               -----------       -----------

Deferred Credits and Other:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            1,390.6           1,339.9
   Other deferred credits . . . . . . . . . . . . . . . . . . . . . . .              397.1             380.1
                                                                               -----------       -----------
                                                                                   1,787.7           1,720.0
                                                                               -----------       -----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries . . . . . . . . . . . . . . . . . . . . . . .                 .6              26.6
                                                                               -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
     of $209.9 million)   . . . . . . . . . . . . . . . . . . . . . . .                2.7               2.7
   Class A common stock . . . . . . . . . . . . . . . . . . . . . . . .                 .1                .1
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .               36.2              36.2
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            1,214.1           1,209.3
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            1,257.3           1,162.7
                                                                               -----------       -----------
                                                                                   2,510.4           2,411.0
   Less common stock in treasury - at cost  . . . . . . . . . . . . . .              132.5             132.9
                                                                               -----------       -----------
                                                                                   2,377.9           2,278.1
                                                                               -----------       -----------
                                                                               $  10,242.3       $  10,227.1
                                                                               -----------       -----------
                                                                               -----------       -----------






               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED OPERATIONS
                   (Millions of Dollars, Except Per Share)

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
Operating Revenues  . . . . . . . . . . . . . . . . . . .      $ 2,486.9   $ 2,631.9    $ 5,187.7   $ 5,279.0
                                                               ----------  ---------    ---------   ---------
Operating Costs and Expenses:
   Purchases  . . . . . . . . . . . . . . . . . . . . . .        1,780.0     1,949.0      3,680.0     3,917.6
   Operating expenses . . . . . . . . . . . . . . . . . .          462.5       452.4        946.5       886.7
   Depreciation, depletion and
     amortization   . . . . . . . . . . . . . . . . . . .           88.4        87.5        182.2       177.1
                                                               ----------  ---------    ---------   ---------
                                                                 2,330.9     2,488.9      4,808.7     4,981.4
                                                               ----------  ---------    ---------   ---------
Operating Profit  . . . . . . . . . . . . . . . . . . . .          156.0       143.0        379.0       297.6
                                                               ----------  ---------    ---------   ---------
Other Income - net  . . . . . . . . . . . . . . . . . . .           20.4        20.8         36.4        39.9
                                                               ----------  ---------    ---------   ---------
Other Expenses:
   General and administrative . . . . . . . . . . . . . .           12.9        12.5         26.4        25.4
   Interest and debt expense, less $2.5 million (1994)
     and $2.0 million (1993) three months and
     $4.1 million (1994) and $4.2 million (1993)
     six months capitalized   . . . . . . . . . . . . . .           97.0       110.7        199.5       232.3
   Taxes on income  . . . . . . . . . . . . . . . . . . .           23.4        11.8         65.3        26.0
                                                               ----------  ---------    ---------   ---------
                                                                   133.3       135.0        291.2       283.7
                                                               ----------  ---------    ---------   ---------
Earnings Before Extraordinary Item  . . . . . . . . . . .           43.1        28.8        124.2        53.8
   Extraordinary Item - Loss on Early
     Extinguishment of Debt   . . . . . . . . . . . . . .              -        (2.5)           -        (2.5)
                                                               ----------  ---------    ---------   ---------
Net Earnings  . . . . . . . . . . . . . . . . . . . . . .           43.1        26.3        124.2        51.3
Dividends on Preferred Stock  . . . . . . . . . . . . . .            4.3         2.5          8.7         2.6
                                                               ----------  ---------    ---------   ---------
   Net Earnings Available
     to Common Stockholders   . . . . . . . . . . . . . .      $    38.8   $    23.8    $   115.5   $    48.7
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------
Earnings Per Share:
   Before extraordinary item  . . . . . . . . . . . . . .      $     .37   $     .25    $    1.10   $     .49
   Extraordinary item . . . . . . . . . . . . . . . . . .              -        (.02)           -        (.02)
                                                               ----------  ---------    ---------   ---------
   Net Earnings Per Common
     and Common Equivalent Share  . . . . . . . . . . . .      $     .37   $     .23    $    1.10   $     .47
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------
Cash Dividends Per Common Share . . . . . . . . . . . . .      $     .10   $     .10    $     .20   $     .20
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)

                                                                       Six Months Ended June 30,
                                                         ----------------------------------------------------
                                                                   1994                        1993
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)
Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
     Cumulative convertible preferred:
     $1.19, Series A, redemption or liquidation
        amount of $33 per share:
           Beginning balance  . . . . . . . . . . .              65   $        -              69   $        -
           Converted to common  . . . . . . . . . .              (1)           -              (1)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              64            -              68            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     $1.83, Series B, redemption or liquidation
        amount of $50 per share:
           Beginning balance  . . . . . . . . . . .              89           .1              95           .1
           Converted to common  . . . . . . . . . .              (3)           -              (3)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              86           .1              92           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     $5.00, Series C, redemption or liquidation
        amount of $100 per share:
           Beginning balance  . . . . . . . . . . .              35            -              36            -
           Converted to common  . . . . . . . . . .               -            -               -            -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              35            -              36            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
     Cumulative preferred:
     $2.125, Series H, liquidation amount
        of $25 per share:
           Beginning balance  . . . . . . . . . . .           8,000          2.6               -            -
           Issuance . . . . . . . . . . . . . . . .               -            -           8,000          2.6
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .           8,000          2.6           8,000          2.6
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
Class A common stock, par value 33-1/3 cents per share,
   authorized 2,700,000 shares:
     Beginning balance  . . . . . . . . . . . . . .             423           .1             445           .1
     Converted to common  . . . . . . . . . . . . .             (15)           -              (9)           -
     Conversion of preferred stock and
        exercise of stock options . . . . . . . . .              13            -               2            -
                                                         ----------   ----------      ----------   ----------


               See Notes to Consolidated Financial Statements.

     Ending balance   . . . . . . . . . . . . . . .             421           .1             438           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Common stock, par value 33-1/3 cents per share, authorized
   250,000,000 shares:
     Beginning balance  . . . . . . . . . . . . . .         108,512         36.2         107,967         36.0
     Conversion of preferred stock  . . . . . . . .              18            -              18            -
     Conversion of Class A common stock   . . . . .              15            -               9            -
     Exercise of stock options  . . . . . . . . . .             152            -              72            -
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .         108,697   $     36.2         108,066   $     36.0
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------













































               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)
                                 (Continued)

                                                                       Six Months Ended June 30,
                                                         ----------------------------------------------------
                                                                   1994                        1993
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)
Additional paid-in capital:
   Beginning balance  . . . . . . . . . . . . . . .                   $  1,209.3                   $  1,006.7
   Issuance of Series H preferred stock . . . . . .                            -                        191.2
   Exercise of stock options  . . . . . . . . . . .                          4.8                          2.9
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,214.1                      1,200.8
                                                                      ----------                   ----------

Retained earnings:
   Beginning balance  . . . . . . . . . . . . . . .                      1,162.7                      1,099.9
   Net earnings for period  . . . . . . . . . . . .                        124.2                         51.3
   Dividends on preferred stock . . . . . . . . . .                         (8.7)                        (2.6)
   Dividends on common stock  . . . . . . . . . . .                        (20.9)                       (20.8)
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,257.3                      1,127.8
                                                                      ----------                   ----------
Less treasury stock - at cost . . . . . . . . . . .           4,395       (132.5)          4,415       (132.9)
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Total . . . . . . . . . . . . . . . . . . . . . . .                   $  2,377.9                   $  2,234.5
                                                                      ----------                   ----------
                                                                      ----------                   ----------






















               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  124.2        $   51.3
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . .        184.5           178.9
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         15.9              .9
     Amortization of producer contract reformation costs  . . . . . . . . .         17.9            25.2
     Undistributed earnings from equity method investments  . . . . . . . .         (8.3)          (24.9)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15.7            (9.9)
   Working capital and other changes, excluding changes
     relating to cash and non-operating activities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         19.5           450.6
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (118.0)          222.8
        Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .           .2           (15.6)
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        (87.2)         (397.3)
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         62.6           (15.4)
                                                                                --------        --------
                                                                                   227.0           466.6
                                                                                --------        --------
Cash Flow From Investing Activities:
   Purchases of property, plant and equipment . . . . . . . . . . . . . . .       (199.1)         (171.4)
   Proceeds from sale of property, plant and equipment  . . . . . . . . . .         12.0             3.2
   Additions to investments . . . . . . . . . . . . . . . . . . . . . . . .         (3.1)          (64.0)
   Proceeds from investments  . . . . . . . . . . . . . . . . . . . . . . .         46.3            18.7
   Gas supply settlements and prepayments . . . . . . . . . . . . . . . . .                         (2.8)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           .4            28.1
                                                                                --------        --------
                                                                                  (143.5)         (188.2)
                                                                                --------        --------
Cash Flow From Financing Activities:
   Decrease in short-term notes   . . . . . . . . . . . . . . . . . . . . .       (114.0)          (86.4)
   Redemption of mandatory redemption preferred stock . . . . . . . . . . .        (33.7)
   Proceeds from issuing common stock . . . . . . . . . . . . . . . . . . .          5.2             2.9
   Proceeds from issuing preferred stock  . . . . . . . . . . . . . . . . .                        193.8
   Proceeds from issuing long-term debt . . . . . . . . . . . . . . . . . .        133.8           309.5
   Payments to retire long-term debt  . . . . . . . . . . . . . . . . . . .       (112.1)         (617.6)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (29.6)          (23.4)
                                                                                --------        --------
                                                                                  (150.4)         (221.2)
                                                                                --------        --------
Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . . .        (66.9)           57.2
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .        159.2            43.5
                                                                                --------        --------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $   92.3        $  100.7
                                                                                --------        --------
                                                                                --------        --------


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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $207.8 million and $224.9 million for the six months ended June 30, 1994 and 1993, respectively. Cash payments for income taxes amounted to $80.3 million and $18.7 million for the six months ended June 30, 1994 and 1993, respectively. In March 1994, $162.1 million was transferred from "Inventories" to "Property, Plant and Equipment" and included as part of base gas, pending Federal Energy Regulatory Commission ("FERC") approval.

2.   Inventories

     Inventories were as follows (millions of dollars):

                                                                                June 30,        December 31,
                                                                                 1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
   Refined products, crude oil and chemicals  . . . . . . . . . . . . .       $    682.0         $    568.8
   Natural gas in underground storage - first-in, first-out method  . .             45.9              229.2
   Natural gas in underground storage - last-in, first-out method . . .             23.5               31.2
   Coal, materials and supplies . . . . . . . . . . . . . . . . . . . .            175.3              163.0
                                                                              ----------         ----------
                                                                              $    926.7         $    992.2
                                                                              ----------         ----------
                                                                              ----------         ----------

     The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $31.9 million at June 30, 1994 and $52.6 million at December 31, 1993.

3.   Common Stock

     On June 30, 1994, 4,116,098 shares of Common Stock of the Company were reserved for employee stock option plans, 790,653 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 421,480 shares were reserved for conversion of outstanding Class A Common Stock and 47,226 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 25,341 shares reserved for employee stock option plans and 21,885 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

4.   Income Taxes

     Provisions for federal and state income taxes were as follows (millions of dollars):

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . .      $    17.4   $    11.3    $    46.5   $    20.3
     State  . . . . . . . . . . . . . . . . . . . . . . .           (1.0)        2.4          2.9         4.8
                                                               ----------  ---------    ---------   ---------
                                                                    16.4        13.7         49.4        25.1
                                                               ----------  ---------    ---------   ---------
   Deferred Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . .            3.0         (.8)        12.0          .9
     State  . . . . . . . . . . . . . . . . . . . . . . .            4.0        (1.1)         3.9           -
                                                               ----------  ---------    ---------   ---------
                                                                     7.0        (1.9)        15.9          .9

                                                               $    23.4   $    11.8    $    65.3   $    26.0
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

     Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

5.   Take-or-Pay Obligations

     Other assets include $112.8 million and $134.0 million at June 30, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

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

     At December 31, 1993, subsidiaries of the Company were committed to make future purchases under certain take-or-pay contracts with fixed, minimum or escalating price provisions. Based on contracts in effect at that date, and before considering reductions provided in the contracts or applicable law, such commitments are estimated to be $38 million, $30 million, $23 million, $15 million and $4 million for the years 1994-1998, respectively, and $9 million thereafter. Such commitments have also not been adjusted for all amounts which may be assigned or released, or for the results of future litigation or negotiation with producers.

     The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the calendar year 1993 and the six month period ended June 30, 1994.

6.   Litigation and Regulatory Matters

     Litigation

     A subsidiary of the Company initiated a suit against TransAmerican Natural Gas Corporation ("TransAmerican") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993 TransAmerican filed a Third Party Complaint and a Counterclaim in this action against the Company and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final Judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2.0 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied.

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. The matter has not been set for trial at this time.

     Numerous other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

     Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under ANR Pipeline's approved Interim Settlement, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Such refund obligations were recorded at December 31, 1993 and June 30, 1994, and are included in the Consolidated Balance Sheet under "Deferred Credits and Other."

     On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC at Docket RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. On April 7, 1994, ANR Pipeline submitted a compliance filing pursuant to the requirements of the March 23, 1994 order. Further, on April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. ANR Pipeline has also sought rehearing and, if necessary, will seek judicial review of the March 23, 1994 order.

     ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement settles all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. ANR Pipeline believes the ultimate resolution of the Dakota related issues will not have a material adverse impact on its financial position or results of operations.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignments costs, the cost of stranded pipeline investment and the Dakota costs described above. As of June 30, 1994, ANR Pipeline has incurred transition costs in the amount of $35.1 million. ANR Pipeline has filed for recovery of approximately $21.3 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and subject to further proceedings. In addition, ANR Pipeline has filed for recovery of approximately $90 million (present value at August 1, 1994) of costs to be incurred associated with the Settlement Agreement, as mentioned above. Additional transition cost filings will be made by ANR Pipeline in the future. As a result of the recovery mechanisms provided under Order 636, ANR Pipeline anticipates that these transition costs will not have a material adverse effect on ANR Pipeline's financial position or results of operations.

     On July 2, 1993, Colorado submitted to the FERC an unanimous offer of settlement which resolved all the Order 636 restructuring issues which had been raised in its restructuring proceedings. That settlement was ultimately approved (except for minor issues), and Colorado's restructured services became effective October 1, 1993. As of October 1, 1993, Colorado separated all of its services and separately contracts for each service on a stand-alone or "unbundled" basis. Gathering, storage and transportation services are provided at negotiated rates established between minimum and maximum levels approved by FERC, while gas processing rates are not subject to FERC regulations.

     Colorado's gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $350 million, the Company estimates its pro-rata exposure to be paid over a period of several years is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at five other sites, the Company has paid amounts to other PRPs as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

     In June 1994, the EPA brought an administrative action against Coastal Eagle Point Oil Company ("CEPOC"), a subsidiary of the Company, alleging failure to file an inventory update form in 1990 as to the respective quantities of certain toxic chemicals CEPOC allegedly uses or processes at its New Jersey refinery. The complaint seeks civil penalties of $374,000. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

     There are additional areas of environmental remediation responsibilities which may fall on the Company. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's liquidity, financial position or results of operations.

Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                       Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                               Twelve Months Ended
                                                                        -------------------------------
                                                                           June 30,       December 31,
                                                                             1994             1993
                                                                        -------------   ----------------
                                                                          (Unaudited)
     Net return on average common stockholders' equity  . . . .               8.2%             5.2%
     Cash flow from operating activities to long-term debt  . .              14.7%            21.2%
     Total debt to total capitalization   . . . . . . . . . . .              63.2%            64.3%
     Times interest earned (before tax)   . . . . . . . . . . .               1.7              1.4

     The increases in most of the above ratios can be attributed to increased earnings in the twelve months ended June 30, 1994 and decreased total debt. The reduction in the cash flow from operating activities to long-term debt results primarily from working capital changes.

     In February 1994, ANR Pipeline completed an offering of $125 million in principal amount of 7-3/8% Debentures due in 2024. The net proceeds from the sale of the Debentures were used for capital expenditures and other general corporate purposes.

     Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines and other new financings.

     Funding for certain proposed natural gas projects is anticipated to be provided through non-recourse project financing in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at June 30, 1994 were as follows (millions of dollars):

         Short-term . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   610.1
         Long-term  . . . . . . . . . . . . . . . . . . . . . . . . . . .        566.0
                                                                             ----------

                                                                             $ 1,176.1
                                                                             ----------
                                                                             ----------

     On June 16, 1994, ANR Pipeline redeemed all shares of its outstanding Cumulative Preferred Stock under sinking fund provisions or optional redemption provisions. Such redemption included the payment of accrued dividends to June 16, 1994.

                            Results of Operations

     The changes in the Company's earnings for the three and six month periods ended June 30, 1994 in comparison to the same periods in 1993 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . .      $   806.9   $   805.3    $ 1,683.7   $ 1,667.0
     Refining and marketing   . . . . . . . . . . . . . .        1,513.9     1,628.2      3,183.0     3,242.1
     Exploration and production   . . . . . . . . . . . .           76.1        90.7        157.8       180.2
     Coal   . . . . . . . . . . . . . . . . . . . . . . .          110.8        98.0        220.2       204.2
     Other  . . . . . . . . . . . . . . . . . . . . . . .           60.7        49.0        107.6        96.0
     Adjustments and eliminations   . . . . . . . . . . .          (81.5)      (39.3)      (164.6)     (110.5)
                                                               ----------  ---------    ---------   ---------

                                                               $ 2,486.9   $ 2,631.9    $ 5,187.7   $ 5,279.0
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (millions of dollars):

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . .      $   102.6   $    94.0    $   231.4   $   216.9
     Refining and marketing   . . . . . . . . . . . . . .           17.0        15.5         84.8        17.2
     Exploration and production   . . . . . . . . . . . .            7.8        10.2         12.8        20.5
     Coal   . . . . . . . . . . . . . . . . . . . . . . .           25.5        24.8         49.7        47.9
     Other  . . . . . . . . . . . . . . . . . . . . . . .            3.1        (1.5)          .3        (4.9)
                                                               ----------  ---------    ---------   ---------
                                                               $   156.0   $   143.0    $   379.0   $   297.6
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

     Natural Gas. On April 8, 1992 the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see Note 6 of the Notes to Consolidated Financial Statements). The intent of Order 636 is to insure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC amended its regulations to require the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly demand charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs.

     ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993, and Colorado's restructured services became effective October 1, 1993. Both subsidiaries now offer a wide range of "unbundled" storage, transportation and balancing services. As a result of Order 636, ANR Pipeline no longer offers merchant services, while Colorado's gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. While operating revenues for interstate pipelines have been reduced as a result of the implementation of Order 636, purchases and other related costs have also been reduced by a similar amount, thereby having minimal impact on net earnings.

     The increase in operating revenues of $1.6 million for the three month period ended June 30, 1994 can be attributed to increased sales volumes for the gas marketing companies and higher storage and transportation revenues for the interstate pipelines due to increased volumes, partially offset by decreased sales volumes for the interstate pipelines and lower prices. The increase in operating revenues of $16.7 million for the six months ended June 30, 1994 is attributable to increased volumes and prices for the gas marketing companies and higher storage and transportation revenues for the interstate pipelines due to volume increases, partially offset by decreased sales volumes and prices for the interstate pipelines. The primary factor contributing to the increase in storage and transportation revenues and the decrease in sales revenue for the interstate pipelines is the restructuring of pipeline bundled sales into separate components as required by changing regulations.

     Purchases decreased by $.1 million and $20.2 million for the three month and six month periods, respectively, as volume decreases for the interstate pipelines more than offset volume increases for the gas marketing companies. Gross profit increased by $1.7 million and $36.9 million over the 1993 second quarter and six months, respectively.

     The increase in operating profit of $8.6 million in the second quarter of 1994 results from increased transportation revenues of $13.2 million, improved storage revenues of $16.1 million, decreased operating expenses of $8.1 million and other of $.1 million offset by sales margin decreases of $19.2 million and volume reductions of $9.7 million. The reduced operating expenses result primarily from a benefit in 1994 related to the revision of certain estimated costs. The operating profit increase of $14.5 million for the six month period ended June 30, 1994 can be attributed to increased transportation revenues of $63.4 million and improved storage revenues of $34.0 million offset by lower sales margins of $18.0 million, reduced sales volumes of $39.5 million, increased operating expenses of $19.7 million and other of $5.7 million. The increased operating expenses result from increased throughput for the interstate pipelines and increased volumes handled by the gas marketing companies.

     Refining and Marketing. Operating revenues decreased by $114.3 in the second quarter of 1994 and $59.1 million in the six months ended June 30, 1994 as lower prices more than offset increased volumes. Purchases decreased by $114.1 million and $149.7 million for the three month and six month periods, respectively, resulting in a gross profit decrease of $.2 million for the second quarter and a gross profit increase of $90.6 million for the six month period.

     The operating profit increase of $1.5 million in the second quarter results from improved marine revenues of $2.6 million, reduced operating expenses of $2.6 million and other of $4.4 million being partially offset by lower margins of $3.6 million and lower volumes of $4.5 million. For the six months ended June 30, 1994, operating profit increased by $67.6 million as improved margins of $71.5 million, increased volumes of $9.0 million, higher marine revenues of $2.8 million and other of $5.5 million were offset by increased operating expenses of $21.2 million. The increased operating expenses are a result of increased volumes.

     Exploration and Production. Operating revenues decreased by $14.6 million in the three months ended June 30, 1994 as decreased prices for all products and reduced revenues from interstate natural gas marketing activities were partially offset by higher natural gas volumes. The decrease in operating revenues of $22.4 million for the six month period ended June 30, 1994 can be attributed to decreased volumes and prices for crude oil and condensate and reduced revenues from interstate natural gas marketing activities partially offset by increased prices and volumes for natural gas.

     Operating profit decreased by $2.4 million in the three months ended June 30, 1994 as reduced revenue from crude oil, condensate and natural gas liquids of $4.3 million and increased operating expenses of $.3 million were partially offset by increased gross profit from interstate natural gas marketing activities of $1.5 million and other of $.7 million. The decrease in operating profit of $7.7 million for the six month period ended June 30, 1994 resulted from decreased revenues from crude oil, condensate and natural gas liquids of $11.5 million, lower revenue from plant products of $4.8 million and increased depreciation, depletion and amortization of $1.1 million offset by increased revenue from natural gas of $8.6 million, decreased operating expenses of $.8 million and other of $.3 million.

     Coal. Operating revenues increased by $12.8 million and $16.0 million in the three and six month periods ended June 30, 1994, respectively, as increased volumes more than offset slightly lower prices. Operating profit increased by $.7 million in the three month period as the revenue increase of $12.8 million and reduced depreciation, depletion and amortization of $1.0 million were offset by increased operating expenses of $13.1 million. The increase in operating profit of $1.8 million for the six month period can be attributed to increased revenues of $16.0 million and reduced depreciation, depletion and amortization of $.6 million offset by increased operating expenses of $14.8 million. The increased operating expenses in both periods are attributable to increased volumes.

     Other. The operating revenue increases of $11.7 million for the three month period ended June 30, 1994 and $11.6 million for the six month period ended June 30, 1994 result from increased volumes for the trucking operations. Operating profit increased by $4.6 million in the three month period as the increased revenues of $11.7 million were offset by increased expenses of $7.1 million. For the six month period, the increased operating profit of $5.2 million resulted from the operating revenue increase of $11.6 million being offset by higher expenses of $6.4 million. The operating expense increase for both periods is attributable to the increased volumes for the trucking operations.

     Other Income-Net. The decrease of $.4 million for the second quarter of 1994 results from reduced equity income from unconsolidated subsidiaries of $7.7 million and other decreases of $2.1 million offset by a $9.4 million gain related to the disposition of investments in oil and gas properties in Argentina. The decrease of $3.5 million for the six months ended June 30, 1994 primarily results from a $3.0 million settlement recorded in the 1993 first quarter not recurring, reduced equity income from unconsolidated subsidiaries of $5.6 million and other of $4.3 million offset by the $9.4 million gain noted above.

     Interest and Debt Expense. The decreases of $13.7 million for the three month period and $32.8 million for the six month period ended June 30, 1994 result from lower average debt outstanding and lower interest rates.

     Taxes on Income. Federal income taxes increased by $9.9 million in the second quarter and $37.3 million in the six months ended June 30, 1994 as a result of increased earnings before taxes and a higher effective federal income tax rate. State income taxes increased by $1.7 million and $2.0 million in the three and six month periods, respectively.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which the EPA has developed sufficient information to estimate total clean-up costs of approximately $350 million, the Company estimates its pro-rata exposure to be paid over a period of several years is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at five other sites, the Company has paid amounts to other PRPs as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

     There are additional areas of environmental remediation responsibilities which may fall on the Company. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's liquidity, financial position or results of operations.

Item 2.B.  Other Developments

     In May 1994, the Company announced its subsidiary's plans to add a $100 million delayed coker unit at its refining complex in Aruba, which unit will provide for conversion of about 23,000 barrels per day of residual fuel oil into more valuable light-end petroleum products and petroleum coke. Construction of the unit is expected to be completed by September 1995, for which lease financing has been arranged.

     On May 25, 1994, FERC issued a preliminary determination on SunShine Interstate Transmission Company's application, approving the application with certain conditions and subject to the outcome of the environmental analysis being conducted by the FERC, which involves preparation of an Environmental Impact Statement on both the interstate and intrastate portions of the project. ANR Pipeline, through a wholly-owned subsidiary, will have a 40% interest in the interstate pipeline segment of this project. Rehearing of several of the conditions imposed by that preliminary determination is pending at the FERC.

     Sponsors of the Liberty Pipeline project ("Liberty") asked the FERC, on August 1, 1994, to postpone indefinitely its review of the project. The decision follows the withdrawal in early June of one key shipper and a project partner and the recent withdrawal of another shipper. As a result of these changes, Liberty cannot be reformulated in time to meet a 1996 in-service date. The Liberty partners, including a subsidiary of ANR Pipeline, still believe that an additional delivery point onto Long Island, as proposed by Liberty, will be necessary in the future, and they plan to continue to pursue that goal.

     The Canadian National Energy Board ("NEB") has denied the applications of Interprovincial Pipe Line System Inc. and its subsidiary to own and operate InterCoastal Pipe Line, a proposed natural gas pipeline in Southern Ontario. ANR Pipeline will not seek further review of the NEB's denial of the applications. ANR Pipeline intends to continue to pursue the potential for providing transportation and storage services into Canada and the Northeastern United States and is discussing alternative arrangements to provide services to these markets.

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Notes 5 and 6 of the Notes to Consolidated Financial Statements and from Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 5, 1994, the 1994 Annual Meeting of Stockholders of the Company was held. At such meeting all four directors nominated as a Class II director were elected uncontested: (i) 90,040,850 votes were cast for the election of David A. Arledge and 625,589 votes were withheld; (ii) 128,571,099 votes were cast for the election of George L. Brundrett, Jr. and 793,540 votes were withheld; (iii) 128,577,958 votes were cast for the election of L. D. Wooddy, Jr. and 786,681 votes were withheld and (iv) 128,576,927 votes were cast for the election of O. S. Wyatt, Jr. and 787,712 votes were withheld. The Company proposed that The Coastal Corporation 1994 Incentive Stock Plan be adopted. The proposal was approved; 117,911,367 affirmative votes and 9,371,320 negative votes were cast with respect to such matter. The Company proposed that The Coastal Corporation Stock Purchase Plan be adopted. The proposal was approved; 124,296,642 affirmative votes and 3,130,434 negative votes were cast with respect to such matter. A shareholders' proposal requesting that the Company prepare a report that would (a) describe the Company's position with respect to the CERES Principles (involving environmental matters); (b) describe Company programs, progress, and plans relative to these Principles; and (c) report information in the format specified by CERES was voted upon at such meeting. The proposal was defeated; 8,768,172 affirmative votes and 98,105,196 negative votes were cast with respect to such matter.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             11 - Statement re Computation of Per Share Earnings.

         (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE COASTAL CORPORATION
                                                      (Registrant)

Date:  August 10, 1994                  By:           COBY C. HESSE
                                            ---------------------------------
                                                      Coby C. Hesse
                                                  Senior Vice President
                                                     and Controller
                                               (As Authorized Officer and
                                                Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                             Description
- --------------------------------------------------------------------------------------------------------------------------------
  11                Statement Re Computation of Per Share Earnings

                                                                  EXHIBIT 11
                     THE COASTAL CORPORATION AND SUBSIDIARIES
                  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                (Millions of Dollars, Except Per Share Amounts,
                            and Thousands of Shares)

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . .      $    38.8   $    23.8    $   115.5   $    48.7
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

Average number of common shares outstanding . . . . . . .        104,266     103,601      104,212     103,581
Class A common shares . . . . . . . . . . . . . . . . . .            424         447          424         448
Common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A . . .            238         247          238         247
Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . .            294         364          334         333
                                                               ----------  ---------    ---------   ---------
Average common and common equivalent shares . . . . . . .        105,222     104,659      105,208     104,609
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

Net earnings (loss) per average common and common
   equivalent share outstanding:
   Earnings before extraordinary item . . . . . . . . . .      $     .37   $     .25    $    1.10   $     .49
   Extraordinary item . . . . . . . . . . . . . . . . . .              -        (.02)           -        (.02)
                                                               ----------  ---------    ---------   ---------
   Net earnings . . . . . . . . . . . . . . . . . . . . .      $     .37   $     .23    $    1.10   $     .47
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . .      $    38.8   $    23.8    $   115.5   $    48.7
Dividends applicable to dilutive preferred stock:
   Series B . . . . . . . . . . . . . . . . . . . . . . .              -           -           .1          .1
   Series C . . . . . . . . . . . . . . . . . . . . . . .             .1          .1           .1          .1
                                                               ----------  ---------    ---------   ---------
Adjusted net earnings assuming full dilution  . . . . . .      $    38.9   $    23.9    $   115.7   $    48.9
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

Average number of common shares outstanding . . . . . . .        104,266     103,601      104,212     103,581
Class A common shares . . . . . . . . . . . . . . . . . .            424         463          424         465
Common share equivalents:
   Series A preferred stock . . . . . . . . . . . . . . .            238         247          238         247
Equivalent common shares from
   Series B and C Preferred Stock . . . . . . . . . . . .            574         586          574         586


Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . .            294         364          349         364
                                                               ----------  ---------    ---------   ---------
Fully diluted shares  . . . . . . . . . . . . . . . . . .        105,796     105,261      105,797     105,243
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------

Fully diluted earnings (loss) per share:
   Earnings before extraordinary item . . . . . . . . . .      $     .37   $     .25    $    1.09   $     .48
   Extraordinary item . . . . . . . . . . . . . . . . . .              -        (.02)           -        (.02)
                                                               ----------  ---------    ---------   ---------
   Net earnings . . . . . . . . . . . . . . . . . . . . .      $     .37   $     .23    $    1.09   $     .46
                                                               ----------  ---------    ---------   ---------
                                                               ----------  ---------    ---------   ---------