Form 10-Q
period 1994-09-30
COASTAL CORP
filed 1994-11-14
CIK 21267

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

For the quarterly period ended September 30, 1994

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

    As of October 31, 1994, there were outstanding 104,324,397 shares of Common Stock, 33-1/3 cents par value per share, and 417,576 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

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

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                             September 30,      December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $      61.8       $     159.2
   Receivables, less allowance for doubtful accounts of $18.8 million
     (1994) and $16.1 million (1993)  . . . . . . . . . . . . . . . . .            1,173.4           1,284.9
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              959.4             992.2
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .              167.3             137.3
                                                                               -----------       -----------
     Total Current Assets   . . . . . . . . . . . . . . . . . . . . . .            2,361.9           2,573.6
                                                                               -----------       -----------
Property, Plant and Equipment - at cost:
   Natural gas systems  . . . . . . . . . . . . . . . . . . . . . . . .            5,709.4           5,461.6
   Refining, crude oil and chemical facilities  . . . . . . . . . . . .            1,974.1           1,821.3
   Gas and oil properties - at full-cost  . . . . . . . . . . . . . . .            1,244.5           1,204.2
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              709.9             677.0
                                                                               -----------       -----------
                                                                                   9,637.9           9,164.1
   Accumulated depreciation, depletion and amortization . . . . . . . .            3,405.1           3,216.0
                                                                               -----------       -----------
                                                                                   6,232.8           5,948.1
                                                                               -----------       -----------
Other Assets:
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              549.2             563.3
   Investments - equity method  . . . . . . . . . . . . . . . . . . . .              341.1             424.7
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              792.1             717.4
                                                                               -----------       -----------
                                                                                   1,682.4           1,705.4
                                                                               -----------       -----------
                                                                               $  10,277.1       $  10,227.1
                                                                               -----------       -----------
                                                                               -----------       -----------



               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                             September 30,      December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Current Liabilities:
   Notes payable and preferred stock redeemable within one year . . . .        $     154.5       $     271.7
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            1,600.4           1,649.1
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .              398.8             374.0
   Current maturities on long-term debt . . . . . . . . . . . . . . . .               30.6              95.1
                                                                               -----------       -----------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .            2,184.3           2,389.9
                                                                               -----------       -----------

Debt:
   Long-term debt, excluding current maturities . . . . . . . . . . . .            3,694.2           3,612.8
   Subordinated long-term debt, excluding current maturities  . . . . .              199.7             199.7
                                                                               -----------       -----------
                                                                                   3,893.9           3,812.5
                                                                               -----------       -----------

Deferred Credits and Other:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            1,417.8           1,339.9
   Other deferred credits . . . . . . . . . . . . . . . . . . . . . . .              390.9             380.1
                                                                               -----------       -----------
                                                                                   1,808.7           1,720.0
                                                                               -----------       -----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries . . . . . . . . . . . . . . . . . . . . . . .                 .6              26.6
                                                                               -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
     of $209.8 million)   . . . . . . . . . . . . . . . . . . . . . . .                2.7               2.7
   Class A common stock . . . . . . . . . . . . . . . . . . . . . . . .                 .1                .1
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .               36.2              36.2
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            1,214.1           1,209.3
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            1,269.0           1,162.7
                                                                               -----------       -----------
                                                                                   2,522.1           2,411.0
   Less common stock in treasury - at cost  . . . . . . . . . . . . . .             (132.5)           (132.9)
                                                                               -----------       -----------
                                                                                   2,389.6           2,278.1
                                                                               -----------       -----------
                                                                               $  10,277.1       $  10,227.1
                                                                               -----------       -----------
                                                                               -----------       -----------






               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED OPERATIONS
                   (Millions of Dollars, Except Per Share)

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                               ----------------------   ----------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ----------
                                                                    (Unaudited)              (Unaudited)
Operating Revenues  . . . . . . . . . . . . . . . . . . .      $ 2,675.5   $ 2,307.9    $ 7,863.2   $ 7,586.9
                                                               ---------   ---------    ---------   ---------
Operating Costs and Expenses:
   Purchases  . . . . . . . . . . . . . . . . . . . . . .        1,996.3     1,635.1      5,676.3     5,552.7
   Operating expenses . . . . . . . . . . . . . . . . . .          456.2       460.9      1,402.7     1,347.6
   Depreciation, depletion and
     amortization   . . . . . . . . . . . . . . . . . . .           90.7        88.9        272.9       266.0
                                                               ---------   ---------    ---------   ---------
                                                                 2,543.2     2,184.9      7,351.9     7,166.3
                                                               ---------   ---------    ---------   ---------
Operating Profit  . . . . . . . . . . . . . . . . . . . .          132.3       123.0        511.3       420.6
                                                               ---------   ---------    ---------   ---------
Other Income - net  . . . . . . . . . . . . . . . . . . .           14.1        18.4         50.5        58.3
                                                               ---------   ---------    ---------   ---------
Other Expenses:
   General and administrative . . . . . . . . . . . . . .           12.9        12.2         39.3        37.6
   Interest and debt expense, less $2.4 million (1994)
     and $1.2 million (1993) three months and
     $6.5 million (1994) and $5.4 million (1993)
     nine months capitalized  . . . . . . . . . . . . . .           99.6       107.8        299.1       340.1
   Taxes on income  . . . . . . . . . . . . . . . . . . .            7.3        32.8         72.6        58.8
                                                               ---------   ---------    ---------   ---------
                                                                   119.8       152.8        411.0       436.5
                                                               ---------   ---------    ---------   ---------
Earnings (Loss) Before Extraordinary Item . . . . . . . .           26.6       (11.4)       150.8        42.4
   Extraordinary Item - Loss on Early
     Extinguishment of Debt   . . . . . . . . . . . . . .              -           -            -        (2.5)
                                                               ---------   ---------    ---------   ---------
Net Earnings (Loss) . . . . . . . . . . . . . . . . . . .           26.6       (11.4)       150.8        39.9
Dividends on Preferred Stock  . . . . . . . . . . . . . .            4.4         4.4         13.1         7.0
                                                               ---------   ---------    ---------   ---------
   Net Earnings (Loss) Available
     to Common Stockholders   . . . . . . . . . . . . . .      $    22.2   $   (15.8)   $   137.7   $    32.9
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
Earnings (Loss) Per Share:
   Before extraordinary item  . . . . . . . . . . . . . .      $     .21   $    (.15)   $    1.31   $     .34
   Extraordinary item . . . . . . . . . . . . . . . . . .              -           -            -        (.02)
                                                               ---------   ---------    ---------   ---------
   Net Earnings (Loss) Per Common
     and Common Equivalent Share  . . . . . . . . . . . .      $     .21   $    (.15)   $    1.31   $     .32
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
Cash Dividends Per Common Share . . . . . . . . . . . . .      $     .10   $     .10    $     .30   $     .30
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------


               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)

                                                                    Nine Months Ended September 30,
                                                         ----------------------------------------------------
                                                                   1994                        1993
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)
Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
     Cumulative convertible preferred:
     $1.19, Series A, redemption or liquidation
        amount of $33 per share:
           Beginning balance  . . . . . . . . . . .              65   $        -              69   $        -
           Converted to common  . . . . . . . . . .              (1)           -              (4)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              64            -              65            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
     $1.83, Series B, redemption or liquidation
        amount of $50 per share:
           Beginning balance  . . . . . . . . . . .              89           .1              95           .1
           Converted to common  . . . . . . . . . .              (4)           -              (4)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              85           .1              91           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
     $5.00, Series C, redemption or liquidation
        amount of $100 per share:
           Beginning balance  . . . . . . . . . . .              35            -              36            -
           Converted to common  . . . . . . . . . .               -            -               -            -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              35            -              36            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
     Cumulative preferred:
     $2.125, Series H, liquidation amount
        of $25 per share:
           Beginning balance  . . . . . . . . . . .           8,000          2.6               -            -
           Issuance . . . . . . . . . . . . . . . .               -                        8,000          2.6
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .           8,000          2.6           8,000          2.6
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
Class A common stock, par value 33-1/3 cents per share,
   authorized 2,700,000 shares:
     Beginning balance  . . . . . . . . . . . . . .             423           .1             445           .1
     Converted to common  . . . . . . . . . . . . .             (21)           -             (97)           -
     Conversion of preferred stock and
        exercise of stock options . . . . . . . . .              17            -              80            -
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .             419           .1             428           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------


               See Notes to Consolidated Financial Statements.

Common stock, par value 33-1/3 cents per share, authorized
   250,000,000 shares:
     Beginning balance  . . . . . . . . . . . . . .         108,512         36.2         107,967         36.0
     Conversion of preferred stock  . . . . . . . .              23            -              34            -
     Conversion of Class A common stock   . . . . .              21            -              97            -
     Exercise of stock options  . . . . . . . . . .             159            -             365           .2
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .         108,715   $     36.2         108,463   $     36.2
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

















































               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)
                                 (Continued)

                                                                    Nine Months Ended September 30,
                                                         ----------------------------------------------------
                                                                   1994                        1993
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)
Additional paid-in capital:
   Beginning balance  . . . . . . . . . . . . . . .                   $  1,209.3                   $  1,006.7
   Issuance of Series H preferred stock . . . . . .                            -                        191.2
   Exercise of stock options  . . . . . . . . . . .                          4.8                         12.4
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,214.1                      1,210.3
                                                                      ----------                   ----------

Retained earnings:
   Beginning balance  . . . . . . . . . . . . . . .                      1,162.7                      1,099.9
   Net earnings for period  . . . . . . . . . . . .                        150.8                         39.9
   Dividends on preferred stock . . . . . . . . . .                        (13.1)                        (7.0)
   Dividends on common stock  . . . . . . . . . . .                        (31.4)                       (31.2)
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,269.0                      1,101.6
                                                                      ----------                   ----------
Less treasury stock - at cost . . . . . . . . . . .           4,395       (132.5)          4,415       (132.9)
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Total . . . . . . . . . . . . . . . . . . . . . . .                   $  2,389.6                   $  2,218.0
                                                                      ----------                   ----------
                                                                      ----------                   ----------






















               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                  1994            1993
                                                                                ---------       --------
                                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  150.8        $   39.9
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . .        276.2           268.7
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         21.4            29.8
     Amortization of producer contract reformation costs  . . . . . . . . .         25.5            37.4
     Undistributed earnings from equity method investments  . . . . . . . .         (9.3)          (42.6)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (20.7)          (10.2)

   Working capital and other changes, excluding changes
     relating to cash and non-operating activities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         65.3           435.1
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (150.7)           42.9
        Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .         16.0           (15.7)
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        (43.0)         (193.8)
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         24.8            32.7
                                                                                --------        --------
                                                                                   356.3           624.2
                                                                                --------        --------
Cash Flow From Investing Activities:
   Purchases of property, plant and equipment . . . . . . . . . . . . . . .       (385.9)         (279.3)
   Proceeds from sale of property, plant and equipment  . . . . . . . . . .         21.2            10.8
   Additions to investments . . . . . . . . . . . . . . . . . . . . . . . .         (9.5)          (67.3)
   Proceeds from investments  . . . . . . . . . . . . . . . . . . . . . . .         86.7            16.1
   Gas supply settlements and prepayments . . . . . . . . . . . . . . . . .            -            (4.4)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           .6            27.5
                                                                                --------        --------
                                                                                  (286.9)         (296.6)
                                                                                --------        --------
Cash Flow From Financing Activities:
   Decrease in short-term notes   . . . . . . . . . . . . . . . . . . . . .       (109.5)         (136.4)
   Redemption of mandatory redemption preferred stock . . . . . . . . . . .        (33.7)           (7.6)
   Proceeds from issuing common stock . . . . . . . . . . . . . . . . . . .          5.2            12.6
   Proceeds from issuing preferred stock  . . . . . . . . . . . . . . . . .            -           193.8
   Proceeds from issuing long-term debt . . . . . . . . . . . . . . . . . .        137.3           245.3
   Payments to retire long-term debt  . . . . . . . . . . . . . . . . . . .       (121.6)         (604.2)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (44.5)          (38.2)
                                                                                --------        --------
                                                                                  (166.8)         (334.7)
                                                                                --------        --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .        (97.4)           (7.1)
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .        159.2            43.5
                                                                                --------        --------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $   61.8        $   36.4
                                                                                --------        --------
                                                                                --------        --------


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

    Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $285.9 million and $296.2 million for the nine months ended September 30, 1994 and 1993, respectively. Cash payments for income taxes amounted to $70.2 million and $17.7 million for the nine months ended September 30, 1994 and 1993, respectively. In March 1994, $162.1 million was transferred from "Inventories" to "Property, Plant and Equipment" and included as part of base gas, pending Federal Energy Regulatory Commission ("FERC") approval.

2.  Inventories

    Inventories were as follows (millions of dollars):

                                                                             September 30,      December 31,
                                                                                 1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
   Refined products, crude oil and chemicals  . . . . . . . . . . . . .       $    689.1         $    568.8
   Natural gas in underground storage - first-in, first-out method  . .             63.5              229.2
   Natural gas in underground storage - last-in, first-out method . . .             31.4               31.2
   Coal, materials and supplies . . . . . . . . . . . . . . . . . . . .            175.4              163.0
                                                                              ----------         ----------
                                                                              $    959.4         $    992.2
                                                                              ----------         ----------
                                                                              ----------         ----------

    The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $22.5 million at September 30, 1994 and $52.6 million at December 31, 1993.

3.  Common Stock

    On September 30, 1994, 4,104,035 shares of Common Stock of the Company were reserved for employee stock option plans, 785,460 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 418,553 shares were reserved for conversion of outstanding Class A Common Stock and 44,332 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 22,591 shares reserved for employee stock option plans and 21,741 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

4.  Income Taxes

    Provisions for federal and state income taxes were as follows (millions of dollars):

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                               ----------------------   ----------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ----------
                                                                    (Unaudited)              (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . .      $    (1.0)  $     2.0    $    45.5   $    22.3
     State  . . . . . . . . . . . . . . . . . . . . . . .            2.8         1.9          5.7         6.7
                                                               ---------   ---------    ---------   ---------
                                                                     1.8         3.9         51.2        29.0
                                                               ---------   ---------    ---------   ---------
   Deferred Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . .            7.1        28.9         19.1        29.8
     State  . . . . . . . . . . . . . . . . . . . . . . .           (1.6)          -          2.3           -
                                                               ---------   ---------    ---------   ---------
                                                                     5.5        28.9         21.4        29.8

                                                               $     7.3   $    32.8    $    72.6   $    58.8
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

    Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

    In the third quarter of 1993, the Company recorded a non-cash charge to income of $29.0 million, relating primarily to the cumulative effect of adjusting its deferred income tax liability to reflect the revised statutory rates that resulted from the Omnibus Budget Reconciliation Act of 1993.

5.  Take-or-Pay Obligations

    Other assets include $105.0 million and $134.0 million at September 30, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

    As a result of the implementation of Order 636 (as defined in Note 6 of the Notes to Consolidated Financial Statements) by Colorado Interstate Gas Company ("Colorado") on October 1, 1993, Colorado's gas sales are made at negotiated prices and are not subject to regulatory price controls. This does not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that Colorado may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993 may continue to be recovered by Colorado pursuant to FERC's Order No. 528.

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

    The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the calendar year 1993 and the nine month period ended September 30, 1994.

6.  Litigation and Regulatory Matters

    Litigation

    A subsidiary of the Company initiated a suit against TransAmerican Natural Gas Corporation ("TransAmerican") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993 TransAmerican filed a Third Party Complaint and a Counterclaim in this action against the Company and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final Judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2.0 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied. The judgment has been appealed by TransAmerican and the case is presently pending before the Court of Appeals for the Fourth Judicial District at San Antonio, Texas.

    In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. The matter has been set for trial on November 29, 1994.

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

    Rate Regulation

    On April 8, 1992, the FERC issued Order No. 636 ("Order 636"), which required significant changes in the services provided by interstate natural gas pipelines. Subsidiaries of the Company and numerous other parties have sought judicial review of aspects of Order 636. The United States Court of Appeals for the D.C. Circuit is in the process of developing a briefing schedule related to this judicial review.

    On November 1, 1993, ANR Pipeline Company ("ANR Pipeline") placed its Order 636 restructured services and rates into effect. Both ANR Pipeline and certain of its customers have sought judicial review of aspects of the FERC's orders approving ANR Pipeline's restructuring filings. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, ANR Pipeline is now fully in compliance with Order 636 and the requirements of the orders on its restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, ANR Pipeline filed revised tariff sheets on July 18, 1994.

    On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under ANR Pipeline's approved Interim Settlement, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Such refund obligations were recorded at December 31, 1993 and September 30, 1994, and are included in the Consolidated Balance Sheet under "Deferred Credits and Other." Certain customers have disputed the level of those refunds. By order issued July 20, 1994, the FERC directed ANR Pipeline to try to resolve all issues through informal procedures. The matter is still pending.

    On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC under Docket RP94-93. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the

FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. ANR Pipeline sought rehearing and, if necessary, will seek judicial review of certain aspects of the March 23, 1994 order. On April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted ANR Pipeline's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted its compliance filing to the FERC on October 6, 1994.

    ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating ANR Pipeline's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. ANR Pipeline believes the ultimate resolution of the Dakota related issues will not have a material adverse impact on its financial position or results of operations.

    Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of September 30, 1994, ANR Pipeline has incurred transition costs in the amount of $39.5 million. ANR Pipeline has filed for recovery of approximately $21.3 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and subject to further proceedings. In addition, ANR Pipeline has filed for recovery of approximately $90 million (present value at August 1, 1994) of costs to be incurred associated with the Settlement Agreement, as mentioned above. Additional transition cost filings will be made by ANR Pipeline in the future. As a result of the recovery mechanisms provided under Order 636, ANR Pipeline anticipates that these transition costs will not have a material adverse effect on ANR Pipeline's financial position or results of operations.

    On July 2, 1993, Colorado submitted to the FERC an unanimous offer of settlement which resolved all the Order 636 restructuring issues which had been raised in its restructuring proceedings. That settlement was ultimately approved (except for minor issues), and Colorado's restructured services became effective October 1, 1993. As of October 1, 1993, Colorado separated all of its services and separately contracts for each service on a stand-alone or "unbundled" basis. Gathering, storage and transportation services are provided at negotiated rates established between minimum and maximum levels approved by the FERC, while gas processing rates are not subject to FERC regulations.

    Colorado's gas sales for resale contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire.

    On March 31, 1993, Colorado filed at FERC under Docket RP93-99 to increase its rates by approximately $26.5 million annually. Such rates (adjusted to reflect Colorado's Order 636 program) became effective subject to refund on October 1, 1993. On August 16, 1994, Colorado submitted an offer of settlement which resolved all of the issues in the case and established final rates (which are not subject to any refund obligation) for the period beginning October 1, 1993. At its public meeting of November 9, 1994, the FERC adopted an order approving the settlement. Colorado will be required to make refunds as a result of the approval of the settlement. Such refunds will be distributed in early 1995. Colorado has fully accrued for these refunds and therefore such refunds will not have an adverse effect on its consolidated financial position or results of operations.

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

    The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the sixteen sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $400 million, the Company estimates its pro-rata exposure to be paid over a period of several years is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at five other sites, the Company has paid amounts to other PRPs as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

    In October 1994, the Texas Natural Resources Conservation Commission ("TNRCC") sent a notification letter to Coastal Refining & Marketing, Inc. ("CR&M"), a subsidiary of the Company, alleging violations of the Resources Conservation and Recovery Act. The TNRCC has referred the allegations to the office of the Attorney General of the State of Texas. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

    In June 1994, the EPA brought an administrative action against Coastal Eagle Point Oil Company ("CEPOC"), a subsidiary of the Company, alleging failure to file an inventory update form in 1990 as to the respective quantities of certain toxic chemicals CEPOC allegedly uses or processes at its New Jersey refinery. In September 1994, the parties agreed to a penalty amount of $175,000.

    In February 1993, the State of Texas filed suit against CR&M seeking civil penalties for alleged public nuisance odor violations at the Corpus Christi refinery. In October 1994, the parties agreed upon a penalty amount of $561,000 regarding certain compliance issues.

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

                                                                               Twelve Months Ended
                                                                        -------------------------------
                                                                         September 30,     December 31,
                                                                             1994             1993
                                                                        --------------     -------------
                                                                          (Unaudited)
     Net return on average common stockholders' equity  . . . .               9.9%             5.2%
     Cash flow from operating activities to long-term debt  . .              13.9%            21.2%
     Total debt to total capitalization   . . . . . . . . . . .              63.1%            64.3%
     Times interest earned (before tax)   . . . . . . . . . . .               1.8              1.4

    The changes in most of the above ratios can be attributed to increased earnings in the twelve months ended September 30, 1994 and decreased total debt. The reduction in the cash flow from operating activities to long-term debt results primarily from working capital changes.

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

    The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at September 30, 1994 were as follows (millions of dollars):

         Short-term . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   627.2
         Long-term  . . . . . . . . . . . . . . . . . . . . . . . . . . .        605.9
                                                                             ---------
                                                                             $ 1,233.1
                                                                             ---------
                                                                             ---------

    On June 16, 1994, ANR Pipeline redeemed all shares of its outstanding Cumulative Preferred Stock under sinking fund provisions or optional redemption provisions. Such redemption included the payment of accrued dividends to June 16, 1994.

                         Results of Operations

    The changes in the Company's earnings for the three and nine month periods ended September 30, 1994 in comparison to the same periods in 1993 are a result of the following:

    Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                               ----------------------   ----------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ----------
                                                                    (Unaudited)              (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . .      $   792.3   $   770.7    $ 2,476.0   $ 2,437.7
     Refining and marketing   . . . . . . . . . . . . . .        1,701.8     1,370.3      4,884.8     4,612.4
     Exploration and production   . . . . . . . . . . . .           66.8        89.6        224.6       269.8
     Coal   . . . . . . . . . . . . . . . . . . . . . . .          120.0       121.4        340.2       325.6
     Other  . . . . . . . . . . . . . . . . . . . . . . .           56.0        44.5        163.6       140.5
     Adjustments and eliminations   . . . . . . . . . . .          (61.4)      (88.6)      (226.0)     (199.1)
                                                               ---------   ---------    ---------   ---------
                                                               $ 2,675.5   $ 2,307.9    $ 7,863.2   $ 7,586.9
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

    Operating Profit (Loss). The operating profit (loss) by segment was as follows (millions of dollars):

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                               ----------------------   ----------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ----------
                                                                    (Unaudited)              (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . .      $    89.8   $    82.7    $   321.2   $   299.6
     Refining and marketing   . . . . . . . . . . . . . .            2.9        10.0         87.7        27.2
     Exploration and production   . . . . . . . . . . . .            7.4        11.1         20.2        31.6
     Coal   . . . . . . . . . . . . . . . . . . . . . . .           25.3        22.5         75.0        70.4
     Other  . . . . . . . . . . . . . . . . . . . . . . .            6.9        (3.3)         7.2        (8.2)
                                                               ---------   ---------    ---------   ---------
                                                               $   132.3   $   123.0    $   511.3   $   420.6
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

    Natural Gas. On April 8, 1992 the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see Note 6 of the Notes to Consolidated Financial Statements). The intent of Order 636 is to insure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC amended its regulations to require the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs.

    ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993, and Colorado's restructured services became effective October 1, 1993. Both subsidiaries now offer a wide range of "unbundled" storage, transportation and balancing services. As a result of Order 636, ANR Pipeline no longer offers merchant services, while Colorado's gas sales for resale contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. While operating revenues for interstate pipelines have been reduced as a result of the implementation of Order 636, purchases and other related costs have also been reduced by a similar amount.

    The increases in operating revenues of $21.6 million for the three month period and $38.3 million for the nine month period ended September 30, 1994 can be attributed to increased sales volumes for the gas marketing companies and higher storage and transportation revenues for the interstate pipelines due to increased volumes, partially offset by decreased sales volumes for the interstate pipelines and lower prices. The primary factor contributing to the increase in storage and transportation revenues and the decrease in sales revenue for the interstate pipelines is the restructuring of pipeline bundled sales into separate components as required by changing regulations.

    Purchases increased by $21.4 million and $1.2 million in the three month and nine month periods, respectively, as volume increases for the gas marketing companies more than offset volume decreases for the interstate pipelines and lower prices. Gross profit increased by $.2 million and $37.1 million over the 1993 third quarter and nine months, respectively.

    The increase in operating profit of $7.1 million in the third quarter of 1994 results from improved storage revenues of $17.2 million, increased transportation revenue of $9.8 million and decreased operating expenses of $8.1 million offset by sales margin decreases of $22.9 million, volume reductions of $4.6 million and other decreases of $.5 million. The reduced operating expenses in 1994 are primarily due to a reduction in transportation expense provided by others.

    The operating profit increase of $21.6 million for the nine month period ended September 30, 1994 can be attributed to increased transportation revenues of $73.2 million, improved storage revenues of $51.2 million and other of $3.2 million offset by lower sales margins of $48.0 million, reduced sales volumes of $46.4 million and increased operating expenses of $11.6 million. The increased operating expenses result from increased throughput for the interstate pipelines and increased volumes handled by the gas marketing companies.

    Refining and Marketing. Operating revenues increased by $331.5 million in the third quarter of 1994 and $272.4 million in the nine months ended September 30, 1994. The third quarter increase results from increased volumes and prices and the nine month increase results from increased volumes being partially offset by lower prices. Purchases increased by $330.1 million and $180.3 million for the three month and nine month periods, respectively, resulting in increased gross profits of $1.4 million for the third quarter and $92.1 million for the nine month period.

    The operating profit decrease of $7.1 million in the third quarter results from lower margins of $20.8 million and increased operating expenses of $6.2 million being partially offset by increased volumes of $15.7 million and other increases of $4.2 million. For the nine months period ended September 30, 1994, operating profit increased by $60.5 million as increased volumes of $24.7 million, higher margins of $55.3 million and other increases of $7.9 million were partially offset by increased operating expenses of $27.4 million. The increased operating expenses for both periods are the result of increased volumes.

    Exploration and Production. Operating revenues decreased by $22.8 million in the three months ended September 30, 1994 as decreased volumes for all products, reduced revenues from natural gas marketing activities and decreased natural gas prices more than offset increased prices for crude oil and condensate. The decrease in operating revenues of $45.2 million for the nine month period ended September 30, 1994 can be attributed to decreased prices for all products, reduced revenues from natural gas marketing activities and lower crude oil and condensate volumes being partially offset by increased natural gas volumes.

    Operating profit decreased by $3.7 million in the three months ended September 30, 1994 as reduced revenue from natural gas of $8.8 million was partially offset by increased gross profit from natural gas marketing activities of $1.2 million, reduced depreciation, depletion and amortization of $2.4 million and other of $1.5 million. The decrease in operating profit of $11.4 million for the nine month period ended September 30, 1994 resulted from decreased revenues from oil and condensate of $11.3 million and decreased revenues from plant products of $5.5 million offset by increased gross profit from natural gas marketing activities of $3.5 million, decreased depreciation, depletion and amortization of $1.3 million and other of $.6 million.

    Coal. Operating revenues decreased by $1.4 million in the three month period ended September 30, 1994 as lower prices and other decreases more than offset increased volumes. The increase in operating revenues of $14.6 million for the nine months results from increased volumes more than offsetting lower prices.

    Operating profit increased by $2.8 million in the three month period as reduced operating expenses of $4.6 million more than offset reduced revenues of $1.4 million and lower depreciation, depletion and amortization of $.4 million. The increase in operating profit of $4.6 million for the nine months ended September 30, 1994 results from increased revenues of $14.6 million offset by increased operating expenses of $10.0 million. The operating expense increase is attributable to increased volumes.

    Other. The operating revenue increases of $11.5 million for the three month period ended September 30, 1994 and $23.1 million for the nine month period ended September 30, 1994 result from increased volumes for the trucking operations and increased revenue from real estate activities. Operating profit increased by $10.2 million in the three month period as the increased revenues of $11.5 million were offset by increased expenses of $1.3 million. For the nine month period, the increased operating profit of $15.4 million resulted from the operating revenue increase of $23.1 million being offset by higher expenses of $7.7 million. The operating expense increase for both periods is attributable to the increased volumes for the trucking operations.

    Other Income-Net. The decrease of $4.3 million for the third quarter of 1994 results from reduced equity income from unconsolidated subsidiaries of $5.3 million and other decreases of $.9 million partially offset by a $1.9 gain from the sale of property. The decrease of $7.8 million for the nine months ended September 30, 1994 results from a $3.0 million settlement recorded in 1993 not recurring, reduced equity income from unconsolidated subsidiaries of $11.4 million and other of $2.8 million offset by a $9.4 million gain related to the disposition of investments in oil and gas properties in Argentina.

    Interest and Debt Expense. The decreases of $8.2 million for the three month period and $41.0 million for the nine month period ended September 30, 1994 result from lower average debt outstanding and lower interest rates.

    Taxes on Income. Federal income taxes decreased by $24.8 million in the third quarter and increased by $12.5 million in the nine months ended September 30, 1994 as a result of increased earnings before taxes and a higher effective federal income tax rate being offset by a $29.0 million charge in the third quarter of 1993 relating to the cumulative effect of adjusting the deferred income tax liability to reflect an increase in the statutory rates. State income taxes decreased by $.7 million in the three month period and increased by $1.3 million in the nine month period.

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

    The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the sixteen sites for which the EPA has developed sufficient information to estimate total clean-up costs of approximately $400 million, the Company estimates its pro-rata exposure to be paid over a period of several years is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at five other sites, the Company has paid amounts to other PRPs as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

Item 2.B.  Other Developments

    Effective September 9, 1994, Florida Power Corporation ("FPC") withdrew as an equity partner in both the Sunshine Interstate Transmission Company and SunShine Pipeline Company ("SunShine") partnerships. As a result of FPC's withdrawal, interests in the partnerships are now held by affiliates of ANR Pipeline and TransCanada PipeLines Limited. FPC continues to be a major customer of the SunShine Pipeline Project. However, FPC has indicated that its need for gas supply has been delayed. In light of this and market indicators, SunShine has obtained a postponement of its pipeline corridor certification hearing at the Florida Department of Environmental Protection until October 1995. Environmental review is also pending at the FERC.

    Sponsors of the Liberty Pipeline Project ("Liberty") asked the FERC, on August 1, 1994, to postpone indefinitely its review of the Project. As a result, the FERC dismissed the application on August 12, 1994. ANR Pipeline and certain Liberty partners still believe that an additional delivery point onto Long Island, as originally proposed by Liberty, will be necessary in the future.

    In August 1994, the Company announced one of its subsidiary's plans to build and operate a 91 megawatt power plant in El Salvador. Electricity from the plant will be sold to the Salvadoran national utility under a 20 year power purchase agreement. Construction of the power plant, for which lease financing is being arranged, is expected to be completed by July 1995.

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Notes 5 and 6 of the Notes to Consolidated Financial Statements and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             11 - Statement re Computation of Per Share Earnings.
             27 - Financial Data Schedule.

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE COASTAL CORPORATION
                                              (Registrant)

Date:  November 10, 1994           By:        COBY C. HESSE
                                     ------------------------------
                                              Coby C. Hesse
                                          Senior Vice President
                                             and Controller
                                       (As Authorized Officer and
                                        Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                             Description
- --------------------------------------------------------------------------------------------------------------------------------
  11               Statement Re Computation of Per Share Earnings

  27               Financial Data Schedule

                                                                   EXHIBIT 11

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
               (Millions of Dollars, Except Per Share Amounts,
                           and Thousands of Shares)

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                               ----------------------   ----------------------
                                                                  1994        1993         1994        1993
                                                               ----------  ---------    ---------   ----------
                                                                    (Unaudited)              (Unaudited)
COMMON STOCK AND EQUIVALENTS:
Net earnings (loss) applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . .      $    22.2   $   (15.8)   $   137.7   $    32.9
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

Average number of common shares outstanding . . . . . . .        104,313     103,853      104,246     103,661
Class A common shares . . . . . . . . . . . . . . . . . .            420         432          423         439
Common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A . . .            237           -          237         241
Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . .            298           -          322         324
                                                               ---------   ---------    ---------   ---------
Average common and common equivalent shares . . . . . . .        105,268     104,285      105,228     104,665
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

Net earnings (loss) per average common and common
   equivalent share outstanding:
   Earnings (loss) before extraordinary item  . . . . . .      $     .21   $    (.15)   $    1.31   $     .34
   Extraordinary item . . . . . . . . . . . . . . . . . .              -           -            -        (.02)
                                                               ---------   ---------    ---------   ----------
   Net earnings (loss)  . . . . . . . . . . . . . . . . .      $     .21   $    (.15)   $    1.31   $     .32
                                                               ---------   ---------    ---------   ----------
                                                               ---------   ---------    ---------   ----------

ASSUMING FULL DILUTION:
Net earnings (loss) applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . .      $    22.2   $   (15.8)   $   137.7   $    32.9
Dividends applicable to dilutive preferred stock:
   Series B . . . . . . . . . . . . . . . . . . . . . . .              -           -           .1           -
   Series C . . . . . . . . . . . . . . . . . . . . . . .             .1           -           .2           -
                                                               ---------   ---------    ---------   ---------
Adjusted net earnings (loss) assuming full dilution . . .      $    22.3   $   (15.8)   $   138.0   $    32.9
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

Average number of common shares outstanding . . . . . . .        104,313     103,853      104,246     103,661
Class A common shares . . . . . . . . . . . . . . . . . .            420         432          423         439
Common share equivalents:
   Series A preferred stock . . . . . . . . . . . . . . .            237           -          237         241
Equivalent common shares from





   Series B and C Preferred Stock . . . . . . . . . . . .            570           -          570           -
Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . .            298           -          332         342
                                                               ---------   ---------    ---------   ---------
Fully diluted shares  . . . . . . . . . . . . . . . . . .        105,838     104,285      105,808     104,683
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

Fully diluted earnings (loss) per share:
   Earnings (loss) before extraordinary item  . . . . . .      $     .21   $    (.15)   $    1.30   $     .34
   Extraordinary item . . . . . . . . . . . . . . . . . .              -           -            -        (.02)
                                                               ---------   ---------    ---------   ---------
   Net earnings (loss)  . . . . . . . . . . . . . . . . .      $     .21   $    (.15)   $    1.30   $     .32
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------