Form 10-Q/A
period 1994-06-30
COASTAL CORP
filed 1995-02-08
CIK 21267

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  FORM 10-Q/A

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

                            File Number: 1-7176

                          THE COASTAL CORPORATION
          (Exact name of registrant as specified in its charter)

            Delaware                           74-1734212
- ----------------------------      -------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification
     of organization)                           Number

            Coastal Tower
        Nine Greenway Plaza
           Houston, Texas                       77046-0995
- ----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: 713/877-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

     As of December 31, 1994, there were outstanding 104,330,711 shares of Common Stock, 33-1/3 cents par value per share, and 415,711 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

     This amendment to Form 10Q is being filed in order to correct Part II, Item 4, Submission of Matters to a Vote of Security Holders only. All other items and exhibits of the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 are unaffected and are not filed as part of this amendment.

PART II, ITEM 4.

     On May 5, 1994, the 1994 Annual Meeting of Stockholders of the Company was held. At such meeting all four directors
<PAGE 2>
nominated as a Class II director were elected uncontested: (i) 90,040,850 votes were cast for the election of David A. Arledge and 625,589 votes were withheld; (ii) 128,571,099 votes were cast for the election of George L. Brundrett, Jr. and 793,540 votes were withheld; (iii) 128,577,958 votes were cast for the election of L.D. Wooddy, Jr. and 786,681 votes were withheld and (iv) 128,576,927 votes were cast for the election of O.S. Wyatt, Jr. and 787,712 votes were withheld.

     The Company proposed that The Coastal Corporation 1994 Incentive Stock Plan be adopted. The proposal was approved:
117,911,367 affirmative votes and 9,371,320 negative votes were cast with respect to such matter. There were also 1,717,778 abstentions and 364,174 broker non-votes. The Company proposed that The Coastal Corporation Stock Purchase Plan be adopted. The proposal was approved: 124,296,642 affirmative votes and 3,130,434 negative votes were cast with respect to such matter. There were also 1,913,463 abstentions and 24,100 broker non-votes. A stockholder proposal requesting that the Company prepare a report that would (a) describe the Company's position with respect to The Coalition for Environmentally Responsible Economies (CERES) Principles (involving environmental matters);
(b) describe Company programs, progress, and plans relative to these Principles; and (c) report information in the format specified by CERES, was voted upon at such meeting. The stockholder proposal was defeated: 8,768,172 affirmative votes and 98,105,196 negative votes were cast with respect to such matter. There were also 11,276,093 abstentions and 11,215,178 broker non-votes.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE COASTAL CORPORATION
                                            (Registrant)


Date:  February 8, 1995         By:       AUSTIN M. O'TOOLE
                                          Austin M. O'Toole
                                        Senior Vice President
                                             & Secretary