Form 10-Q/A
period 1993-06-30
COASTAL CORP
filed 1995-02-09
CIK 21267

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-Q/A

Amendment No. 1
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1993

                                    or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ----------- TO -----------

                      Commission File Number: 1-7176

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

Yes X No

     As of July 31, 1993, there were outstanding 103,681,693 shares of Common Stock, 33-1/3 cents par value per share, and 433,864 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

<PAGE 2>
     This amendment to Form 10Q is being filed in order to correct Part II, Item 4, Submission of Matters to a Vote of Security Holders only. All other items and exhibits of the Registrant's Form 10-Q for the quarterly period ended June 30, 1993 are unaffected and are not filed as part of this amendment.

PART II, ITEM 4.

     On May 6, 1993, the 1993 Annual Meeting of Stockholders of the Company was held. At such meeting all six directors nominated as a Class I director were elected uncontested: (i) 134,086,086 votes were cast for the election of John M. Bissell and 1,462,137 votes were withheld; (ii) 93,369,119 votes were cast for the election of Harold Burrow and 1,345,604 votes were withheld; (iii) 134,006,443 votes were cast for the election of Roy D. Chapin, Jr. and 1,541,780 votes were withheld; (iv) 93,442,718 votes were cast for the election of James F. Cordes and 1,272,005 votes were withheld; (v) 134,115,116 votes were cast for the election of Roy L. Gates and 1,433,107 votes were withheld and (vi) 134,031,058 votes were cast for the election of Jerome S. Katzin and 1,517,165 votes were withheld.

     The Company proposed that Article Fourth of the Certificate of Incorporation be amended to increase the number of authorized shares of Preferred Stock from 20,000,000 shares to 50,000,000 shares. The proposal was approved: 103,372,802 affirmative votes and 21,385,426 negative votes were cast with respect to such matter. There were also 1,465,130 abstentions and 9,324,865 broker non-votes. A stockholder proposal requesting that the Company prepare a report that would (a) describe the Company's position with respect to The Coalition for Environmentally Responsible Economies (CERES) Principles (involving environmental matters); (b) describe Company programs, progress, and plans relative to these Principles; and (c) report information in the format specified by CERES, was voted upon at such meeting. The stockholder proposal was defeated: 9,382,030 affirmative votes and 108,275,721 negative votes were cast with respect to such matter. There were also 7,501,814 abstentions and 10,388,658 broker non-votes.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE COASTAL CORPORATION
                                            (Registrant)


Date:  February 9, 1995         By:       AUSTIN M. O'TOOLE
                                          Austin M. O'Toole
                                        Senior Vice President
                                             & Secretary