Form 10-Q
period 1995-03-31
COASTAL CORP
filed 1995-05-12
CIK 21267

- -------------------------------------------------------------------
- -------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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
  (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


          Coastal Tower
        Nine Greenway Plaza
          Houston, Texas                                   77046-0995
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code: (713) 877-1400


                         ---------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes __X__   No
____

         As of April 28, 1995, there were outstanding 104,408,397 shares of Common Stock, 33-1/3 cents par value per share, and 413,179 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.


- -------------------------------------------------------------------
- -------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of The Coastal Corporation and its subsidiaries (the "Company") are presented herein and are unaudited, except for balances as of December 31, 1994, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales of natural gas and petroleum products.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)
                                                                               March 31,        December 31,
                                   ASSETS                                        1995               1994
                                                                            --------------     -------------
                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $      71.7       $      73.5
   Receivables, less allowance for doubtful
     accounts of $21.0 million (1995) and
     $19.0 million (1994)   . . . . . . . . . . . . . . . . . . . . . .            1,288.7           1,306.0
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              682.8             818.1
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .              209.7             230.3
                                                                               -----------       -----------
     Total Current Assets   . . . . . . . . . . . . . . . . . . . . . .            2,252.9           2,427.9
                                                                               -----------       -----------

Property, Plant and Equipment - at cost:
   Natural gas systems  . . . . . . . . . . . . . . . . . . . . . . . .            5,771.4           5,763.7
   Refining, crude oil and chemical facilities  . . . . . . . . . . . .            2,032.1           2,005.7
   Gas and oil properties - at full-cost  . . . . . . . . . . . . . . .            1,292.1           1,283.7
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              732.0             722.8
                                                                               -----------       -----------
                                                                                   9,827.6           9,775.9
   Accumulated depreciation, depletion and amortization . . . . . . . .            3,515.7           3,441.2
                                                                               -----------       -----------
                                                                                   6,311.9           6,334.7
                                                                               -----------       -----------

Other Assets:
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              539.8             544.5
   Investments - equity method  . . . . . . . . . . . . . . . . . . . .              380.7             378.3
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              813.1             849.2
                                                                               -----------       -----------
                                                                                   1,733.6           1,772.0
                                                                               -----------       -----------
                                                                               $  10,298.4       $  10,534.6
                                                                               -----------       -----------
                                                                               -----------       -----------

               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)
                                                                               March 31,        December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                         1995               1994
                                                                            --------------     -------------
                                                                              (Unaudited)
Current Liabilities:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      90.7       $      57.2
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            1,645.3           1,942.0
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .              364.9             329.1
   Current maturities on long-term debt . . . . . . . . . . . . . . . .              159.0             185.3
                                                                               -----------       -----------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .            2,259.9           2,513.6
                                                                               -----------       -----------

Debt:
   Long-term debt, excluding current maturities . . . . . . . . . . . .            3,650.4           3,520.5
   Subordinated long-term debt  . . . . . . . . . . . . . . . . . . . .                -               199.7
                                                                               -----------       -----------
                                                                                   3,650.4           3,720.2
                                                                               -----------       -----------

Deferred Credits and Other:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            1,462.3           1,473.9
   Other deferred credits . . . . . . . . . . . . . . . . . . . . . . .              424.2             369.1
                                                                               ----------        ----------
                                                                                   1,886.5           1,843.0
                                                                               ----------        ----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries . . . . . . . . . . . . . . . . . . . . . . .                 .6                .6
                                                                               ----------        ----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation
     preference of $209.7 million)  . . . . . . . . . . . . . . . . . .                2.7               2.7
   Class A common stock . . . . . . . . . . . . . . . . . . . . . . . .                 .1                .1
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .               36.3              36.2
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            1,215.6           1,214.7
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            1,378.8           1,336.0
                                                                               -----------       -----------
                                                                                   2,633.5           2,589.7
   Less common stock in treasury - at cost  . . . . . . . . . . . . . .              132.5             132.5
                                                                               -----------       -----------
                                                                                   2,501.0           2,457.2
                                                                               -----------       -----------
                                                                               $  10,298.4       $  10,534.6
                                                                               -----------       -----------
                                                                               -----------       -----------








               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED OPERATIONS
                   (Millions of Dollars, Except Per Share)
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   --------
                                                                                             (Unaudited)
Operating Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,618.3   $ 2,700.8
                                                                                        ---------   ---------

Operating Costs and Expenses:
   Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,897.2     1,920.6
   Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         443.2       463.4
   Depreciation, depletion and
     amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          93.8        93.8
                                                                                        ---------   ---------
                                                                                          2,434.2     2,477.8
                                                                                        ---------   ---------
Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         184.1       223.0
                                                                                        ---------   ---------

Other Income - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17.4        16.0
                                                                                        ---------   ---------

Other Expenses:
   General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.2        13.5
   Interest and debt expense, less $1.8 million (1995)
     and $1.6 million (1994) capitalized  . . . . . . . . . . . . . . . . . . . . .         109.6       102.5
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20.1        41.9
                                                                                        ---------   ---------
                                                                                            143.9       157.9
                                                                                        ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57.6        81.1
Dividends on Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4.3         4.4
                                                                                        ---------   ---------

Net Earnings Available
   to Common Stockholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    53.3   $    76.7
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Net Earnings Per Common
   and Common Equivalent Share  . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .51   $     .73
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Cash Dividends Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .10   $     .10
                                                                                        ---------   ---------
                                                                                        ---------   ---------




               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)
                                                                     Three Months Ended March 31,
                                                         ----------------------------------------------------
                                                                   1995                        1994
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)
Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
     Cumulative convertible preferred:
     $1.19, Series A, redemption or liquidation
        amount of $33 per share:
           Beginning balance  . . . . . . . . . . .              63   $        -              65   $        -
           Converted to common  . . . . . . . . . .               -            -              (1)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              63            -              64            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
     $1.83, Series B, redemption or liquidation
        amount of $50 per share:
           Beginning balance  . . . . . . . . . . .              84           .1              89           .1
           Converted to common  . . . . . . . . . .              (1)           -              (2)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              83           .1              87           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
     $5.00, Series C, redemption or liquidation
        amount of $100 per share:
           Beginning balance  . . . . . . . . . . .              34            -              35            -
           Converted to common  . . . . . . . . . .               -            -               -            -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .              34            -              35            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
     Cumulative preferred:
     $2.125, Series H, liquidation amount
        of $25 per share:
           Beginning and ending balance . . . . . .           8,000          2.6           8,000          2.6
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
Class A common stock, par value 33-1/3 cents per share,
   authorized 2,700,000 shares:
     Beginning balance  . . . . . . . . . . . . . .             416           .1             423           .1
     Converted to common  . . . . . . . . . . . . .              (5)           -              (8)           -
     Conversion of preferred stock and
        exercise of stock options . . . . . . . . .               4            -              12            -
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .             415           .1             427           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------




               See Notes to Consolidated Financial Statements.

Common stock, par value 33-1/3 cents per share, authorized
   250,000,000 shares:
     Beginning balance  . . . . . . . . . . . . . .         108,726         36.2         108,512         36.2
     Conversion of preferred stock  . . . . . . . .               5            -              11            -
     Conversion of Class A common stock   . . . . .               5            -               8            -
     Exercise of stock options  . . . . . . . . . .              34           .1             119            -
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .         108,770   $     36.3         108,650   $     36.2
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------


















































               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)
                                 (Continued)
                                                                     Three Months Ended March 31,
                                                         ----------------------------------------------------
                                                                   1995                        1994
                                                         -----------------------      -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   ----------      ----------   ----------
                                                                              (Unaudited)
Additional paid-in capital:
   Beginning balance  . . . . . . . . . . . . . . .                   $  1,214.7                   $  1,209.3
   Exercise of stock options  . . . . . . . . . . .                           .9                          3.4
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,215.6                      1,212.7
                                                                      ----------                   ----------

Retained earnings:
   Beginning balance  . . . . . . . . . . . . . . .                      1,336.0                      1,162.7
   Net earnings for period  . . . . . . . . . . . .                         57.6                         81.1
   Dividends on preferred stock . . . . . . . . . .                         (4.3)                        (4.4)
   Dividends on common stock  . . . . . . . . . . .                        (10.5)                       (10.4)
                                                                      ----------                   ----------
   Ending balance . . . . . . . . . . . . . . . . .                      1,378.8                      1,229.0
                                                                      ----------                   ----------
Less treasury stock - at cost . . . . . . . . . . .           4,395        132.5           4,416        133.1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Total . . . . . . . . . . . . . . . . . . . . . . .                   $  2,501.0                   $  2,347.6
                                                                      ----------                   ----------
                                                                      ----------                   ----------























               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1995            1994
                                                                                --------        --------
                                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   57.6        $   81.1
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . .         94.8            95.0
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          5.8             8.9
     Amortization of producer contract reformation costs  . . . . . . . . .          7.2            10.2
     Distributed (undistributed) earnings from equity investments   . . . .           .3           (11.8)

   Working capital and other changes, excluding changes
     relating to cash and non-operating activities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         25.2          (223.5)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .        135.3           (27.5)
        Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . .         14.4            13.0
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .       (281.7)           39.7
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         35.8           129.0
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56.3             4.2
                                                                                --------        --------
                                                                                   151.0           118.3
                                                                                --------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment . . . . . . . . . . . . . . .        (80.9)          (83.3)
   Proceeds from sale of property, plant and equipment  . . . . . . . . . .          3.8             4.4
   Additions to investments . . . . . . . . . . . . . . . . . . . . . . . .        (10.1)           (1.6)
   Proceeds from investments  . . . . . . . . . . . . . . . . . . . . . . .         10.7             3.6
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           .1              .1
                                                                                --------        --------
                                                                                   (76.4)          (76.8)
                                                                                --------        --------

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes  . . . . . . . . . . . . . . . .         33.5           (89.5)
   Proceeds from issuing common stock . . . . . . . . . . . . . . . . . . .          1.0             3.2
   Proceeds from long-term debt issues  . . . . . . . . . . . . . . . . . .        109.0           153.8
   Payments to retire long-term debt  . . . . . . . . . . . . . . . . . . .       (205.1)         (138.3)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14.8)          (14.8)
                                                                                --------        --------
                                                                                   (76.4)          (85.6)
                                                                                --------        --------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .         (1.8)          (44.1)
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .         73.5           159.2
                                                                                --------        --------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $   71.7        $  115.1
                                                                                --------        --------
                                                                                --------        --------


               See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's results of operations or financial position.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $70.9 million and $61.0 million for the three months ended March 31, 1995 and 1994, respectively. Cash payments (refunds) for income taxes amounted to $(1.5) million and $28.7 million for the three months ended March 31, 1995 and 1994, respectively.

2.   Inventories

     Inventories were as follows (millions of dollars):

                                                                               March 31,        December 31,
                                                                                 1995               1994
                                                                            --------------     -------------
                                                                              (Unaudited)
   Refined products, crude oil and chemicals  . . . . . . . . . . . . .       $    480.0         $    596.5
   Natural gas in underground storage . . . . . . . . . . . . . . . . .             27.9               34.8
   Coal, materials and supplies . . . . . . . . . . . . . . . . . . . .            174.9              186.8
                                                                              ----------         ----------
                                                                              $    682.8         $    818.1
                                                                              ----------         ----------
                                                                              ----------         ----------

     The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $21.9 million at March 31, 1995 and $31.2 million at December 31, 1994.

3.   Common Stock

     On March 31, 1995, 4,069,069 shares of Common Stock of the Company were reserved for employee stock option plans, 771,477 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 415,124 shares were reserved for conversion of outstanding Class A Common Stock and 39,526 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 18,172 shares reserved for employee stock option plans and 21,354 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

4.   Income Taxes

     Provisions for federal and state income taxes were as follows (millions of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    14.2   $    29.1
     State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            .1         3.9
                                                                                        ---------   ---------
                                                                                             14.3        33.0
                                                                                        ---------   ---------
   Deferred Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6.0         9.0
     State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (.2)        (.1)
                                                                                        ---------   ---------
                                                                                              5.8         8.9
                                                                                        ---------   ---------
                                                                                        $    20.1   $    41.9
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

5.   Litigation, Regulatory and Environmental Matters

     Litigation

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

      In December 1992, certain of CIG's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March 1995, the trial court granted summary judgment in favor of CIG, holding that the four year statute of limitations had not been tolled, certain releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claims were tried to a jury which, in May 1995, found that CIG had underpaid royalties by $140,000, which CIG is not required to pay because the jury upheld CIG's affirmative defense of quasi-estoppel. This case is subject to appeal after the trial court enters a judgment on the jury verdict.

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

     On November 1, 1993, ANR Pipeline Company ("ANR Pipeline") placed its Order 636 restructured services and rates into effect. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving ANR Pipeline's restructuring filings. Those appeals have been held in abeyance by the United States Court of Appeals for the D.C. Circuit, pending further order. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, ANR Pipeline is now fully in compliance with Order 636 and the requirements of the orders on its restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, ANR Pipeline filed revised tariff sheets on July 18, 1994, which were accepted by order issued April 12, 1995.

     On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC directed ANR Pipeline to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Applicable refunds, including interest, were paid on March 29, 1995.

     On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates that reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. On April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted ANR Pipeline's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by ANR Pipeline on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance requirement, which ANR Pipeline expects to submit in May 1995. Further, on December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, ANR Pipeline sought judicial review of these orders before the U.S. Court of Appeals for the D.C. Circuit.

     ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating ANR Pipeline's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. On December 20, 1994, ANR Pipeline filed its testimony, and has responded to numerous discovery requests. Intervenors from the ratepayer group submitted their answering testimony on March 28, 1995. The hearing is scheduled to commence on June 20, 1995.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of March 31,

1995, ANR Pipeline has incurred transition costs in the amount of $45.4 million. ANR Pipeline has filed for recovery of approximately $40.5 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and further proceedings. On May 1, 1995, ANR Pipeline filed for recovery of an additional $4 million, which ANR Pipeline expects will also be accepted subject to refund and further proceedings. In addition, ANR Pipeline has filed for recovery of approximately $90 million of costs associated with the Settlement Agreement, as discussed above. Additional transition costs filings will be made by ANR Pipeline in the future.

     On March 31, 1993, CIG filed with the FERC under Docket RP93-99 to increase its rates and such filing became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by CIG which resolved all of the issues in the proceeding. CIG has implemented the rates established in the settlement for prospective application and was required to make refunds as a result of the approval of the settlement. Such refunds were distributed in March and April 1995 and totalled approximately $22 million, inclusive of interest. CIG had fully accrued for these refunds and, therefore, such refunds did not have an adverse effect on its consolidated financial position or results of operations.

     CIG, ANR Pipeline, ANR Storage Company and Wyoming Interstate Company, Ltd., subsidiaries of the Company, are regulated by the FERC. Certain of the above regulatory matters and other regulatory issues remain unresolved among these companies, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

     Environmental Matters

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At 18 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $400 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at four other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

     In March 1995, the California Regional Water Quality Control Board brought an administrative action against Pacific Refining Company ("PRC"), in which Coastal has an indirect 50% interest, alleging that PRC violated the California Water Code by failing to comply with its discharge water permit from December 1993 through March 1995. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

     The Texas Natural Resources Conservation Commission ("TNRCC") alleges that Coastal Refining & Marketing, Inc., a subsidiary of the Company, has violated certain solid and hazardous waste laws and regulations, including the Resources Conservation and Recovery Act. The TNRCC has referred the allegations to the office of the Attorney General of the State of Texas. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

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

                                                                               Twelve Months Ended
                                                                        -------------------------------
                                                                           March 31,      December 31,
                                                                             1995             1994
                                                                        -------------   ---------------
                                                                          (Unaudited)
     Net return on average common stockholders' equity  . . . .               8.7%            10.0%
     Cash flow from operating activities to long-term debt  . .              19.2%            18.0%
     Total debt to total capitalization   . . . . . . . . . . .              60.9%            61.7%
     Times interest earned (before tax)   . . . . . . . . . . .               1.7              1.8

     The reductions in the ratios for net return on average common stockholders' equity and times interest earned are due to decreased earnings in the 1995 first quarter. A decrease in long-term debt accounts for the changes in the cash flow from operating activities to long-term debt and total debt to total capitalization ratios.

     Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines and new financings.

     Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at March 31, 1995 were as follows (millions of dollars):

         Short-term . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   671.2
         Long-term* . . . . . . . . . . . . . . . . . . . . . . . . . . .        588.1
                                                                             ---------

                                                                             $ 1,259.3
                                                                             ---------
                                                                             ---------

<F1>
         *$235 million of unused long-term credit lines is dedicated to a specific use.

                            Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 1995 in comparison to the same period in 1994 is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   792.7   $   876.8
     Refining and marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,646.1     1,669.1
     Exploration and production   . . . . . . . . . . . . . . . . . . . . . . . . .          63.4        81.7
     Coal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         114.0       109.4
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          49.8        46.9
     Adjustments and eliminations   . . . . . . . . . . . . . . . . . . . . . . . .         (47.7)      (83.1)
                                                                                        ---------   ---------

                                                                                        $ 2,618.3   $ 2,700.8
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (millions of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   --------
                                                                                             (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   132.5   $   128.8
     Refining and marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . .          23.9        67.8
     Exploration and production   . . . . . . . . . . . . . . . . . . . . . . . . .           2.9         5.0
     Coal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24.3        24.2
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            .5        (2.8)
                                                                                        ---------   ---------
                                                                                        $   184.1   $   223.0
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Natural Gas. The decrease in operating revenues of $84.1 million can be primarily attributed to decreased prices more than offsetting increased volumes for the gas marketing companies. Also contributing to the decrease was a reduction in revenues from the auctioning of gas by ANR Pipeline under remaining gas purchase contracts. Transportation and storage revenues were comparable for both periods as a slight volume increase was offset by a slight price decrease.

     Purchases decreased $70.4 million from the 1994 period as reduced prices more than offset increased volumes for the gas marketing companies. Gross profit decreased by $13.7 million from the 1994 first quarter.

     The operating profit increase of $3.7 million in the first quarter of 1995 results from higher margins of $2.6 million, increased volumes of $3.5 million and decreased operating expenses of $15.8 million partially offset by an increase in the amortization of previously deferred costs primarily associated with above market gas purchases of $11.0 million; increased depreciation, depletion and amortization of $1.1 million and other decreases of $6.1 million. The operating expense decrease results from reduced expenses for gas and gas liquids handling and gas used in operations. The previously deferred costs associated with above market gas purchases are being recovered in transportation revenues pursuant to Order 636.

     Refining and Marketing. Operating revenues decreased by $23.0 million in the 1995 first quarter as reduced sales volumes were partially offset by higher sales prices. Purchases increased by $29.1 million as increased prices more than offset reduced volumes, resulting in a gross profit decrease of $52.1 million.

     The operating profit decrease of $43.9 million results from reduced margins of $49.4 million and reduced volumes of $6.4 million partially offset by decreased operating expenses of $10.6 million and other of $1.3 million. The operating expense decrease results primarily from reduced volumes.

     Exploration and Production. The decrease in operating revenues of $18.3 million in the first quarter of 1995 resulted from reduced natural gas sales volumes and prices and decreased revenues from natural gas marketing activities, partially offset by increased prices for crude oil.

     The operating profit decrease of $2.1 million results from lower prices and volumes for natural gas of $14.2 million offset by increases for crude oil (primarily price) of $3.1 million and plant products of $3.4 million; decreased depreciation, depletion and amortization of $3.2 million and other increases of $2.4 million. The decreased depreciation, depletion and amortization is a result of lower rates and volumes.

     Coal.    The increase in coal operating revenues of $4.6 million
results from increased volumes partially offset by lower prices. Operating profit increased $.1 million as the revenue increase of $4.6 million and decreased depreciation, depletion and amortization of $.2 million were partially offset by increased operating expenses of $4.7 million. The increase in operating expenses resulted from the higher sales volumes.

     Other.    The $2.9 million increase in operating revenues resulted
primarily from trucking and power operations. The operating profit increase of $3.3 million resulted from the revenue increase of $2.9 million and reduced expenses of $.4 million. The reduced expenses were primarily attributable to the trucking operations.

     Interest and Debt Expense. Interest and debt expense increased by $7.1 million as higher rates on variable rate debt were partially offset by lower debt levels.

     Taxes on Income. Federal income taxes decreased by $17.9 million in the 1995 period as a result of decreased earnings partially offset by a lower effective federal income tax rate. State income taxes decreased by $3.9 million.

                            Environmental Matters

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At 18 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $400 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at four other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

Item 2.B.  Other Developments.

     In May 1995, Coastal Markets, Ltd., a partnership owned by subsidiaries of the Company, completed the purchase of the operating assets of Maverick Markets, Inc., a chain of over 100 convenience stores based in Corpus Christi, Texas. Coastal Markets, Ltd. is now operating these convenience stores in and around Corpus Christi and south Texas.

     In April 1995, Coastal's subsidiary, Coastal Power Production Company ("Coastal Power"), signed a project development agreement with Habibullah Energy, Ltd., a Pakistani company, to develop a project to build and operate a 140 megawatt power plant in Quetta, Pakistan at a cost of approximately $135 million. The plant is expected to be fully operational by the end of 1997. Coastal's subsidiary's share of the project is 50%.

     In February 1995, Coastal Power signed a letter of intent to form a joint venture to build and operate one or more power plants of up to 120 megawatts in the industrial center of Wuxi City in the People's Republic of China. In April, 1995, an affiliate of Coastal Power entered into a definitive joint venture contract to build and operate the first of such plants, a diesel-fired peaking plant having approximately 40 megawatts of capacity. At that same time, the newly formed joint venture entered into definitive agreements for the construction of such plant and the sale of the electricity generated by such plant. The other joint venturers are Wuxi City Chengdian New Energy Development Company Ltd., an affiliate of the local power bureau and the purchaser of power from the plant, and China National Aero-Engine Corporation, a subsidiary of Aviation Industries of China and the engineering, procurement and construction contractor for the plant. The Coastal Power affiliate's share of the costs of the 40 megawatt plant is approximately $16 million.

     ANR Pipeline has filed an application with the FERC to construct, at a cost of $15.3 million, approximately 12 miles of new pipeline in the State of Michigan (the "Link Project") which would interconnect to approximately 8 miles of new pipeline to be constructed by Niagara Gas Transmission, Ltd. ("Niagara"), a wholly-owned subsidiary of Consumers' Gas Company ("Consumers") at the Canadian-United States border. The new facilities will have a capacity of 150 million cubic feet ("MMcf") per day and will serve markets in the United States and Canada, including Consumers and Michigan Consolidated Gas Company. On March 27, 1995, Niagara filed an application with the National Energy Board of Canada for regulatory authorization for the Canadian segment of the Link Project. Subject to the receipt of the necessary FERC and Canadian regulatory approvals, the project could be in service as early as November 1, 1995.

     In August 1993, ANR Pipeline and NorAm Energy Corporation ("NorAm") announced execution of a restructured agreement under which ANR Pipeline would purchase an undivided property ownership interest equal to 250 MMcf per day of capacity in NorAm's interstate pipeline facilities. In light of current regulatory and market conditions, NorAm and ANR Pipeline have agreed to terminate the agreement and substitute therefor agreements under which NorAm will provide firm transportation service to ANR Pipeline up to a maximum daily quantity of 100 MMcf from June 1, 1995 through the year 2005.

     Effective September 9, 1994, Florida Power Corporation ("FPC") withdrew as an equity partner in both the SunShine Interstate Transmission Company and SunShine Pipeline Company partnerships. Interests in these partnerships are now held by affiliates of ANR Pipeline and TransCanada PipeLines Limited. FPC has also terminated its agreements with the partnerships to transport gas on the proposed SunShine pipeline system effective March 2, 1995. In light of this termination, the partnerships have withdrawn their applications with state and federal regulators and have exercised their rights to terminate agreements with all other shippers on the system. Due to market conditions, the SunShine pipeline project is unlikely to proceed in the near future. Future development of this project is currently under management review.

                                   PART II

                              OTHER INFORMATION


Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Note 5 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             11 - Statement re Computation of Per Share Earnings.
             27 - Financial Data Schedule.

         (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE COASTAL CORPORATION

                                           (Registrant)

Date:  May 11, 1995                   By:            COBY C. HESSE
                                            -------------------------------
                                                     Coby C. Hesse
                                                 Senior Vice President
                                                     and Controller
                                              (As Authorized Officer and
                                               Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                             Description

- ------------------------------------------------------------------------------------------------------------------
  11                Statement Re Computation of Per Share Earnings
  27                Financial Data Schedule

                                                                   EXHIBIT 11

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
               (Millions of Dollars, Except Per Share Amounts,
                           and Thousands of Shares)
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    53.3   $    76.7
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Average number of common shares outstanding . . . . . . . . . . . . . . . . . . . .       104,468     104,162
Class A common shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           415         425
Common and Class A common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A . . . . . . . . . . . . . . . .           234         238
Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . . . . . . . . . . . . . . .           200         374
                                                                                        ---------   ---------
Average common and common equivalent shares . . . . . . . . . . . . . . . . . . . .       105,317     105,199
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Net earnings per average common and common
   equivalent share outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .51   $     .73
                                                                                        ---------   ---------
                                                                                        ---------   ---------

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    53.3   $    76.7
Dividends applicable to dilutive preferred stock:
   Series C . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            .1          .1
                                                                                        ---------   ---------
Adjusted net earnings assuming full dilution  . . . . . . . . . . . . . . . . . . .     $    53.4   $    76.8
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Average number of common shares outstanding . . . . . . . . . . . . . . . . . . . .       104,468     104,162
Class A common shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           415         425
Common and Class A common share equivalents:
   Series A preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .           234         238
Equivalent common and Class A common shares from
   Series B and C Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . .           559         581
Dilutive effect of outstanding stock options after
   application of treasury stock method . . . . . . . . . . . . . . . . . . . . . .           229         403
                                                                                        ---------   ---------



Fully diluted shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       105,905     105,809
                                                                                        ---------   ---------
                                                                                        ---------   ---------

Fully diluted earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . .     $     .50   $     .73
                                                                                        ---------   ---------
                                                                                        ---------   ---------



                                    - 22