Form 10-Q
period 1995-06-30
COASTAL CORP
filed 1995-08-11
CIK 21267

<PAGE 1>
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 1-7176

                           THE COASTAL CORPORATION
           (Exact name of registrant as specified in its character)

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

                            ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No _____

     As of July 31, 1995, there were outstanding 104,454,218 shares of Common Stock, 33-1/3 cents par value per share, and 410,330 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

<PAGE 2>
                                    PART I

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

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                               June 30,        December 31,
                                   ASSETS                                        1995               1994
                                                                            ---------------    ------------
                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $     29.8        $     73.5
   Receivables, less allowance for doubtful accounts of $21.6 million
     (1995) and $19.0 million (1994)  . . . . . . . . . . . . . . . . .           1,158.5           1,306.0
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             840.8             818.1
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .             185.8             230.3
                                                                               ----------        ----------
     Total Current Assets   . . . . . . . . . . . . . . . . . . . . . .           2,214.9           2,427.9
                                                                               ----------        ----------
Property, Plant and Equipment - at cost:
   Natural gas systems  . . . . . . . . . . . . . . . . . . . . . . . .           5,789.3           5,763.7
   Refining, crude oil and chemical facilities  . . . . . . . . . . . .           1,962.5           2,005.7
   Gas and oil properties - at full-cost  . . . . . . . . . . . . . . .           1,319.0           1,283.7
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             748.0             722.8
                                                                               ----------        ----------
                                                                                  9,818.8           9,775.9
   Accumulated depreciation, depletion and amortization . . . . . . . .           3,530.4           3,441.2
                                                                               ----------        ----------
                                                                                  6,288.4           6,334.7
                                                                               ----------        ----------
Other Assets:
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             535.1             544.5
   Investments - equity method  . . . . . . . . . . . . . . . . . . . .             404.5             378.3
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             802.1             849.2
                                                                               ----------        ----------
                                                                                  1,741.7           1,772.0
                                                                               ----------        ----------
                                                                               $ 10,245.0        $ 10,534.6
                                                                               ----------        ----------
                                                                               ----------        ----------



               See Notes to Consolidated Financial Statements.

<PAGE 3>
                   THE COASTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                               June 30,        December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                         1995               1994
                                                                            ---------------    ------------
                                                                              (Unaudited)
Current Liabilities:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      28.5       $      57.2
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            1,592.6           1,942.0
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .              325.9             329.1
   Current maturities on long-term debt . . . . . . . . . . . . . . . .              302.7             185.3
                                                                               -----------       -----------
     Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .            2,249.7           2,513.6
                                                                               -----------       -----------

Debt:
   Long-term debt, excluding current maturities . . . . . . . . . . . .            3,586.5           3,520.5
   Subordinated long-term debt  . . . . . . . . . . . . . . . . . . . .                  -             199.7
                                                                               -----------       -----------
                                                                                   3,586.5           3,720.2
                                                                               -----------       -----------

Deferred Credits and Other:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            1,457.2           1,473.9
   Other deferred credits . . . . . . . . . . . . . . . . . . . . . . .              407.8             369.1
                                                                               -----------       -----------
                                                                                   1,865.0           1,843.0
                                                                               -----------       -----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries . . . . . . . . . . . . . . . . . . . . . . .                 .6                .6
                                                                               -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
     of $209.5 million)   . . . . . . . . . . . . . . . . . . . . . . .                2.7               2.7
   Class A common stock . . . . . . . . . . . . . . . . . . . . . . . .                 .1                .1
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .               36.3              36.2
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            1,215.5           1,214.7
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            1,421.1           1,336.0
                                                                               -----------       -----------
                                                                                   2,675.7           2,589.7
   Less common stock in treasury - at cost  . . . . . . . . . . . . . .              132.5             132.5
                                                                               -----------       -----------
                                                                                   2,543.2           2,457.2
                                                                               -----------       -----------
                                                                               $  10,245.0       $  10,534.6
                                                                               -----------       -----------
                                                                               -----------       -----------







               See Notes to Consolidated Financial Statements.

<PAGE 4>
                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED OPERATIONS
                   (Millions of Dollars, Except Per Share)

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1995        1994         1995        1994
                                                               ---------   ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)

Operating Revenues  . . . . . . . . . . . . . . . . . . .      $ 2,613.5   $ 2,486.9    $ 5,231.8   $ 5,187.7
                                                               ---------   ---------    ---------   ---------

Operating Costs and Expenses:
   Purchases  . . . . . . . . . . . . . . . . . . . . . .        1,880.6     1,800.4      3,777.8     3,721.0
   Operating expenses . . . . . . . . . . . . . . . . . .          453.5       442.1        896.7       905.5
   Depreciation, depletion and
     amortization   . . . . . . . . . . . . . . . . . . .           93.5        88.4        187.3       182.2
                                                               ---------   ---------    ---------   ---------
                                                                 2,427.6     2,330.9      4,861.8     4,808.7
                                                               ---------   ---------    ---------   ---------

Operating Profit  . . . . . . . . . . . . . . . . . . . .          185.9       156.0        370.0       379.0
                                                               ---------   ---------    ---------   ---------

Other Income - net  . . . . . . . . . . . . . . . . . . .            6.9        20.4         24.3        36.4
                                                               ---------   ---------    ---------   ---------

Other Expenses:
   General and administrative . . . . . . . . . . . . . .           13.7        12.9         27.9        26.4
   Interest and debt expense, less $1.4 million (1995)
     and $2.5 million (1994) three months and
     $3.2 million (1995) and $4.1 million (1994)
     six months capitalized   . . . . . . . . . . . . . .          102.9        97.0        212.5       199.5
   Taxes on income  . . . . . . . . . . . . . . . . . . .           19.0        23.4         39.1        65.3
                                                               ---------   ---------    ---------   ---------
                                                                   135.6       133.3        279.5       291.2
                                                               ---------   ---------    ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . .           57.2        43.1        114.8       124.2
Dividends on Preferred Stock  . . . . . . . . . . . . . .            4.4         4.3          8.7         8.7
                                                               ---------   ---------    ---------   ---------

   Net Earnings Available
     to Common Stockholders   . . . . . . . . . . . . . .      $    52.8   $    38.8    $   106.1   $   115.5
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
   Net Earnings Per Common
     and Common Equivalent Share  . . . . . . . . . . . .      $     .50   $     .37    $    1.01   $    1.10
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
Cash Dividends Per Common Share . . . . . . . . . . . . .      $     .10   $     .10    $     .20   $     .20
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------


               See Notes to Consolidated Financial Statements.

<PAGE 5>
                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)

                                                                       Six Months Ended June 30,
                                                         ----------------------------------------------------
                                                                   1995                         1994
                                                         ------------------------     -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   -----------     ----------   ----------
                                                                              (Unaudited)
Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
     Cumulative convertible preferred:
     $1.19, Series A, redemption or liquidation
        amount of $33 per share:
           Beginning balance  . . . . . . . . . . .               63  $         -              65  $         -
           Converted to common  . . . . . . . . . .               (1)           -              (1)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .               62            -              64            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     $1.83, Series B, redemption or liquidation
        amount of $50 per share:
           Beginning balance  . . . . . . . . . . .               84           .1              89           .1
           Converted to common  . . . . . . . . . .               (3)           -              (3)           -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .               81           .1              86           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     $5.00, Series C, redemption or liquidation
        amount of $100 per share:
           Beginning balance  . . . . . . . . . . .               34            -              35            -
           Converted to common  . . . . . . . . . .                -            -               -            -
                                                         ----------   ----------      ----------   ----------
           Ending balance . . . . . . . . . . . . .               34            -              35            -
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

     Cumulative preferred:
     $2.125, Series H, liquidation amount
        of $25 per share:
           Beginning and ending balance                        8,000          2.6           8,000          2.6
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Class A common stock, par value 33-1/3 cents per share,
   authorized 2,700,000 shares:
     Beginning balance  . . . . . . . . . . . . . .              416           .1             423           .1
     Converted to common  . . . . . . . . . . . . .              (10)           -             (15)           -
     Conversion of preferred stock and
        exercise of stock options . . . . . . . . .                5            -              13            -
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .              411           .1             421           .1
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

               See Notes to Consolidated Financial Statements.

<PAGE 6>
Common stock, par value 33-1/3 cents per share, authorized
   250,000,000 shares:
     Beginning balance  . . . . . . . . . . . . . .          108,726         36.2         108,512         36.2
     Conversion of preferred stock  . . . . . . . .               18            -              18            -
     Conversion of Class A common stock   . . . . .               10            -              15            -
     Exercise of stock options  . . . . . . . . . .               78           .1             152            -
                                                         ----------   ----------      ----------   ----------
     Ending balance   . . . . . . . . . . . . . . .          108,832  $      36.3         108,697  $      36.2

                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------
















































               See Notes to Consolidated Financial Statements.

<PAGE 7>
                   THE COASTAL CORPORATION AND SUBSIDIARIES
    STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                (Millions of Dollars and Thousands of Shares)
                                 (Continued)

                                                                       Six Months Ended June 30,
                                                         ----------------------------------------------------
                                                                   1995                         1994
                                                         ------------------------     -----------------------
                                                           Shares       Amount          Shares       Amount
                                                         ----------   -----------     ----------   ----------
                                                                              (Unaudited)
Additional paid-in capital:
   Beginning balance  . . . . . . . . . . . . . . .                   $   1,214.7                  $   1,209.3
   Exercise of stock options  . . . . . . . . . . .                            .8                          4.8
                                                                      ----------                   -----------
   Ending balance . . . . . . . . . . . . . . . . .                       1,215.5                      1,214.1
                                                                      ----------                   -----------

Retained earnings:
   Beginning balance  . . . . . . . . . . . . . . .                       1,336.0                      1,162.7
   Net earnings for period  . . . . . . . . . . . .                         114.8                        124.2
   Dividends on preferred stock . . . . . . . . . .                          (8.7)                        (8.7)
   Dividends on common stock  . . . . . . . . . . .                         (21.0)                       (20.9)
                                                                      ----------                   -----------
   Ending balance . . . . . . . . . . . . . . . . .                       1,421.1                      1,257.3
                                                                      ----------                   -----------
Less treasury stock - at cost . . . . . . . . . . .            4,395       (132.5)          4,395       (132.5)
                                                         ----------   ----------      ----------   ----------
                                                         ----------                   ----------

Total . . . . . . . . . . . . . . . . . . . . . . .                   $   2,543.2                  $   2,377.9
                                                                      ----------                   -----------
                                                                      ----------                   -----------
























               See Notes to Consolidated Financial Statements.

<PAGE 8>
                   THE COASTAL CORPORATION AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  1995            1994
                                                                                --------        --------
                                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  114.8        $  124.2
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . .          189.2           184.5
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .           13.4            15.9
     Amortization of producer contract reformation costs  . . . . . . . .           14.7            17.9
     Undistributed earnings from equity investments   . . . . . . . . . .           (2.8)           (8.3)
   Working capital and other changes, excluding changes
     relating to cash and non-operating activities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .          138.6            19.5
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .          (22.7)         (118.0)
        Prepaid expenses and other  . . . . . . . . . . . . . . . . . . .           29.8              .2
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .         (336.2)          (87.2)
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .          (22.2)           62.6
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           56.2            15.7
                                                                                --------        --------
                                                                                   172.8           227.0
                                                                                --------        --------
Cash Flow From Investing Activities:
   Purchases of property, plant and equipment . . . . . . . . . . . . . .         (224.3)         (199.1)
   Proceeds from sale of property, plant and equipment  . . . . . . . . .           89.5            12.0
   Additions to investments . . . . . . . . . . . . . . . . . . . . . . .          (56.1)           (3.1)
   Proceeds from investments  . . . . . . . . . . . . . . . . . . . . . .           47.9            46.3
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . .             .3              .4
                                                                                --------        --------
                                                                                  (142.7)         (143.5)
                                                                                --------        --------
Cash Flow From Financing Activities:
   Decrease in short-term notes   . . . . . . . . . . . . . . . . . . . .          (28.7)         (114.0)
   Redemption of mandatory redemption preferred stock . . . . . . . . . .              -           (33.7)
   Proceeds from issuing common stock . . . . . . . . . . . . . . . . . .             .9             5.2
   Proceeds from issuing long-term debt . . . . . . . . . . . . . . . . .          190.0           133.8
   Payments to retire long-term debt  . . . . . . . . . . . . . . . . . .         (206.3)         (112.1)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (29.7)          (29.6)
                                                                                --------        --------
                                                                                   (73.8)         (150.4)
                                                                                --------        --------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . .          (43.7)          (66.9)

Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . .           73.5           159.2
                                                                                --------        --------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . .       $   29.8        $   92.3
                                                                                --------        --------
                                                                                --------        --------



               See Notes to Consolidated Financial Statements.

<PAGE 9>
                   THE COASTAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's results of operations or financial condition.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $228.7 million and $207.8 million for the six months ended June 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $30.2 million and $80.3 million for the six months ended June 30, 1995 and 1994, respectively.

2.   Inventories

     Inventories were as follows (millions of dollars):
                                                                                June 30,        December 31,
                                                                                 1995               1994
                                                                            --------------     --------------
                                                                              (Unaudited)

   Refined products, crude oil and chemicals  . . . . . . . . . . . . .       $    624.6         $   596.5
   Natural gas in underground storage . . . . . . . . . . . . . . . . .             30.4              34.8
   Coal, materials and supplies . . . . . . . . . . . . . . . . . . . .            185.8             186.8
                                                                              ----------         ---------
                                                                              $    840.8         $   818.1
                                                                              ----------         ---------
                                                                              ----------         ---------

     The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $13.5 million at June 30, 1995 and $31.2 million at December 31, 1994.

3.   Common Stock

     On June 30, 1995, 4,020,205 shares of Common Stock of the Company were reserved for employee stock option plans, 759,294 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 411,178 shares were reserved for conversion of outstanding Class A Common Stock and 39,192 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 18,172 shares reserved for employee stock option plans and 21,020 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

<PAGE 10>
4.   Income Taxes

     Provisions for federal and state income taxes were as follows (millions of dollars):
                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1995        1994         1995        1994
                                                               ---------   ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . .      $     9.1   $    17.4    $    23.3   $    46.5
     State  . . . . . . . . . . . . . . . . . . . . . . .            2.3        (1.0)         2.4         2.9
                                                               ---------   ---------    ---------   ---------
                                                                    11.4        16.4         25.7        49.4
                                                               ---------   ---------    ---------   ---------
   Deferred Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . .            9.0         3.0         15.0        12.0
     State  . . . . . . . . . . . . . . . . . . . . . . .           (1.4)        4.0         (1.6)        3.9
                                                               ---------   ---------    ---------   ---------
                                                                     7.6         7.0         13.4        15.9
                                                               ---------   ---------    ---------   ---------

                                                               $    19.0   $    23.4    $    39.1   $    65.3
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

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

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor

<PAGE 11>
of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial is pending.

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

     Regulatory Matters

     On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636"), which required significant changes in the services provided by interstate natural gas pipelines. Subsidiaries of the Company and numerous other parties have sought judicial review of aspects of Order 636. The case is currently in the briefing phase before the United States Court of Appeals for the D.C. Circuit.

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

     On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved ANR Pipeline's refund allocation methodology, and directed ANR Pipeline to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Applicable refunds,

<PAGE 12>
including interest, were paid on March 29, 1995. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology.

     On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates that reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. On April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted ANR Pipeline's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by ANR Pipeline on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which ANR Pipeline filed on May 18, 1995 and which was accepted by order issued on June 30, 1995. Further, on December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, ANR Pipeline sought judicial review of these orders before the U.S. Court of Appeals for the D.C. Circuit. The FERC has also issued orders in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. ANR Pipeline has also sought rehearing of certain aspects of those orders, and has also sought judicial review before the United States Court of Appeals for the D.C. Circuit.

     ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating ANR Pipeline's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. On December

<PAGE 13>
20, 1994, ANR Pipeline filed its testimony, and has responded to numerous discovery requests. Intervenors from the ratepayer group submitted their answering testimony on March 28, 1995. The hearing was conducted from June 20, 1995 to July 14, 1995, and briefs will now be submitted to the Administrative Law Judge.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of June 30, 1995, ANR Pipeline has incurred transition costs in the amount of $49.8 million. ANR Pipeline has filed for recovery of approximately $44.5 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and further proceedings. In addition, ANR Pipeline has filed for recovery of approximately $90 million of costs associated with the Settlement Agreement, as discussed above. Additional transition costs filings will be made by ANR Pipeline in the future.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste

<PAGE 14>
disposal sites. At 18 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $400 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at six other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

     In March 1995, the California Regional Water Quality Control Board brought an administrative action against Pacific Refining Company ("PRC"), in which Coastal has an indirect 50% interest, alleging that PRC violated the California Water Code by failing to comply with its discharge water permit from January 1990 through March 1995. In July 1995, the parties agreed to a penalty amount of $300,000.

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

<PAGE 15>
Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                       Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.
                                                                              Twelve Months Ended
                                                                        --------------------------------
                                                                           June 30,       December 31,
                                                                             1995             1994
                                                                        --------------  ----------------
                                                                          (Unaudited)

     Net return on average common stockholders' equity  . . . .               9.2%            10.0%
     Cash flow from operating activities to long-term debt  . .              17.1%            18.0%
     Total debt to total capitalization   . . . . . . . . . . .              60.6%            61.7%
     Times interest earned (before tax)   . . . . . . . . . . .               1.7              1.8

     The reduction in the net return on average common stockholders equity ratio results from increased equity. The decrease in the cash flow from operating activities to long-term debt ratio is due to working capital changes and a reduction in long-term debt. A decrease in total debt and increased equity account for the change in the total debt to total capitalization ratio.

     In June 1995, ANR Pipeline, a subsidiary of the Company, completed an offering of $75.0 million of 7% Debentures due June 1, 2025. The net proceeds from the sale will be used for the repayment of certain outstanding debt which matures in the fourth quarter of 1995 and for general corporate purposes.

     Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines and other new financings.

     Funding for certain proposed projects is anticipated to be provided through non-recourse project financing in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at June 30, 1995 were as follows (millions of dollars):

         Short-term . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   426.6
         Long-term* . . . . . . . . . . . . . . . . . . . . . . . . . . .      832.4
                                                                           ---------
                                                                           $ 1,259.0
                                                                           ---------
                                                                           ---------


<PAGE 16>

         *$235 million of unused long-term credit lines is dedicated to a specific use.

                            Results of Operations

     The changes in the Company's earnings for the three and six month periods ended June 30, 1995 in comparison to the same periods in 1994 are a result of the following:

     Operating Revenues.  The operating revenues by segment were as follows
(millions of dollars):
                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1995        1994         1995        1994
                                                               ---------   ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . .      $   716.4   $   806.9    $ 1,509.1   $ 1,683.7
     Refining and marketing   . . . . . . . . . . . . . .        1,712.6     1,513.9      3,358.7     3,183.0
     Exploration and production   . . . . . . . . . . . .           67.3        76.1        130.7       157.8
     Coal   . . . . . . . . . . . . . . . . . . . . . . .          111.7       110.8        225.7       220.2
     Other  . . . . . . . . . . . . . . . . . . . . . . .           47.2        60.7         97.0       107.6
     Adjustments and eliminations   . . . . . . . . . . .          (41.7)      (81.5)       (89.4)     (164.6)
                                                               ---------   ---------    ---------   ---------

                                                               $ 2,613.5   $ 2,486.9    $ 5,231.8   $ 5,187.7
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

     Operating Profit.  The operating profit by segment was as follows
(millions of dollars):
                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                  1995        1994         1995        1994
                                                               ---------   ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . .      $    83.3   $   102.6    $   215.8   $   231.4
     Refining and marketing   . . . . . . . . . . . . . .           72.2        17.0         96.1        84.8
     Exploration and production   . . . . . . . . . . . .            4.5         7.8          7.4        12.8
     Coal   . . . . . . . . . . . . . . . . . . . . . . .           25.7        25.5         50.0        49.7
     Other  . . . . . . . . . . . . . . . . . . . . . . .             .2         3.1           .7          .3
                                                               ---------   ---------    ---------   ---------
                                                               $   185.9   $   156.0    $   370.0   $   379.0
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

     Natural Gas. The decreases in operating revenues of $90.5 million for the three month period and $174.6 million for the six month period ended June 30, 1995 can be primarily attributed to decreased prices more than offsetting increased volumes for the gas marketing companies. Also

<PAGE 17>
contributing to the revenue decreases was a reduction in the volumes of gas auctioned by ANR Pipeline on the open market. Transportation and storage revenues decreased in both periods. The revenue decreases reflect increased competition in the natural gas industry, magnified by last winter's warm weather.

     Purchases decreased $82.5 million and $152.8 million in the three month and six month periods, respectively, as reduced prices more than offset increased volumes for the gas marketing companies. Gross profit decreased $8.0 million and $21.8 million in the second quarter and six month period, respectively.

     The operating profit decrease of $19.3 million in the second quarter of 1995 results from reduced margins of $10.1 million, increased operating expenses of $12.4 million and decreased storage and transportation revenue of $1.6 million offset by reduced depreciation, depletion and amortization of $1.0 million and other increases of $3.8 million. Operating profit decreased by $15.6 million in the six month period as reduced margins of $10.8 million and decreased storage and transportation revenues of $15.1 million were partially offset by decreased operating expenses of $6.1 million, volume increases of $2.3 million and other of $1.9 million. The operating expense increase in the second quarter results from increased gas used in operations and non-recurring 1994 expense reductions of $9.6 million relating primarily to revisions of certain estimated costs. The decrease for the six month period results from reductions for gas and gas liquids handling, gas used in operations and taxes offset by the 1994 non-recurring expense reductions noted above. Storage and transportation revenues decreased primarily a result of increased competition in the natural gas industry.

     Refining and Marketing. Operating revenues increased by $198.7 million in the second quarter and $175.7 million in the six months ended June 30, 1995 as higher prices more than offset lower sales volumes. Purchases increased by $140.6 and $169.7 million for the three month and six month periods, respectively, resulting in gross profit increases of $58.1 million for the second quarter and $6.0 million for the six month period.

     The operating profit increase of $55.2 million in the second quarter results from increased margins of $26.9 million, increased volumes of $12.6 million, a gain of $17.0 million from the sale of interests in certain liquid pipeline assets and other increases of $1.8 million offset by increased depreciation, depletion and amortization of $3.1 million. For the six months ended June 30, 1995, operating profit increased by $11.3 million as increased volumes of $6.2 million, the $17.0 million gain noted above, reduced operating expenses of $10.8 million and other increases of $5.2 million were partially offset by decreased margins of $22.5 million and increased depreciation, depletion and amortization of $5.4 million. Expanded petrochemical operations, primarily at the Company's paraxylene facility in Montreal East, Quebec, and enhanced petrochemical yields at its refineries enabled this segment to report the increased operating profit for both periods. The reduced operating expenses result primarily from reduced refinery throughput. The increased depreciation, depletion and amortization expense results from plant expansion and the purchase of additional convenience stores in the second quarter.

     Exploration and Production. Operating revenues decreased by $8.8 million in the three months and $27.1 million in the six months ended June 30, 1995, respectively, as reduced natural gas prices and decreased revenues from natural gas marketing activities were partially offset by increased volumes and higher prices for crude oil and condensate.

<PAGE 18>
     Operating profit decreased by $3.3 million in the three months ended June 30, 1995 as lower natural gas prices of $7.4 million; reduced gross profit from natural gas marketing activities of $.8 million; increased operating expenses of $.9 million; increased depreciation, depletion and amortization of $1.3 million and other decreases of $1.2 million were partially offset by increased volumes of $4.6 million and higher crude oil and condensate prices of $3.7 million. The decrease in operating profit for the six months of $5.4 million results from lower natural gas prices of $18.7 million and increased operating expenses of $3.5 million partially offset by increased volumes of $3.4 million; increased crude oil and condensate prices of $7.5 million; decreased depreciation, depletion and amortization of $1.9 million and other increases of $4.0 million. Operating expenses increased in both periods as a result of additional wells being operated. The other increase of $4.0 million in the six month period is primarily due to various settlements. Even with part of production shut-in, production volumes increased over the 1994 volumes.

     Coal.    Operating revenues increased by $.9 million and $5.5 million in the three month and six month periods ended June 30, 1995, respectively, as increased volumes more than offset lower prices. Operating profit increased by $.2 million in the three month period as the revenue increase of $.9 million and decreased operating expenses of $.7 million were partially offset by increased depreciation, depletion and amortization of $1.4 million. The increase in operating profit of $.3 million for the six month period can be attributed to increased revenue of $5.5 million offset by increased operating expenses of $3.9 million and increased depreciation, depletion and amortization of $1.3 million. The depreciation, depletion and amortization expense increases for both periods and the six month operating expense increase are due to volume increases. Production from the Company's mines increased by approximately 6% in the 1995 six month period.

     Other.    The operating revenue decreases of $13.5 million for the
three month period and $10.6 million for the six month period ended June 30, 1995 resulted primarily from decreased rates and volumes for the trucking operations. Operating profit decreased by $2.9 million in the three month period as decreased revenues of $13.5 million were partially offset by reduced expenses of $10.6 million. The operating profit increase of $.4 million for the six months ended June 30, 1995 primarily results from reduced revenues of $10.6 million being more than offset by decreased expenses of $11.0 million. The reduced expenses are primarily a result of lower volumes for the trucking activities.

     Other Income-Net.   The decreases of $13.5 million for the second
quarter and $12.1 million for the first six month period of 1995 result from a $10.0 million provision for suspension of operations at the 50% owned Pacific Refining Company and a non-recurring 1994 gain of $9.4 million related to the disposition of investments in oil and gas properties in Argentina offset by increased equity income from unconsolidated subsidiaries.

     Interest and Debt Expense.   Interest and debt expense increased by
$5.9 million in the second quarter and $13.0 million in the six months ended June 30, 1995 as higher rates on variable rate debt were partially offset by lower debt levels.

     Taxes on Income.   Federal income taxes decreased by $2.3 million in
the 1995 second quarter as a result of a lower effective federal income tax rate partially offset by increased earnings, while the six month decrease of $20.2 million is due to a lower effective federal income tax rate and reduced earnings. State income taxes decreased by $2.1 million and $6.0 million in the three and six month periods, respectively.

<PAGE 19>
                            Environmental Matters

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a PRP in several "Superfund" waste disposal sites. At 18 sites for which the EPA has developed sufficient information to estimate total clean-up costs of approximately $400 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at six other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

Item 2.B.  Other Developments.

     In August 1994, the Company announced a subsidiary's plans to build and operate a 91 megawatt power plant in El Salvador. Electricity from the plant will be sold to the Salvadoran national utility under a 20 year power purchase agreement. Construction of this phase of the power plant is expected to be completed by August 1995. In July 1995, the Company announced a 53 megawatt expansion of the power plant, with the additional power becoming available mid 1996.

     In June 1995, the Company announced a subsidiary's purchase of 48.5% of the stock of Compania de Electricidad de Puerto Plata, S.A., an independent power company in the Dominican Republic with a capacity of 66.5 megawatts, of which 50 megawatts are barge mounted and 16.5 megawatts are land based. Power generated by the project is sold under a long-term contract to the Dominican national utility.

<PAGE 20>
     In June 1995, Pacific Refining Company ("PRC") suspended processing operations at its California refinery. Coastal has an indirect 50% interest in PRC through a joint venture with Sinochem, a state-owned corporation of the People's Republic of China. The refinery will continue limited operations as a product distribution terminal.

     In July 1995, the liquids pipeline assets of a subsidiary of the Company were placed in a limited partnership. The limited partnership is owned 65% by three institutional investors and 35% by Coastal affiliates. The assets transferred to the partnership include a natural gas liquids pipeline connecting South Texas with Corpus Christi and the Houston and Texas City areas; a refined products system consisting of three pipelines connecting Corpus Christi to San Antonio, Pasadena, and McAllen, Texas; and a crude oil pipeline system that transports crude oil from producing fields near Cotulla, Texas, to Corpus Christi. A Coastal subsidiary will operate the assets on behalf of the partnership and a Coastal affiliate will serve as the general partner.

     ANR Pipeline filed an application with the FERC to construct, at a cost of $15.3 million, approximately 12 miles of new pipeline in the State of Michigan (the "Link Project") which will interconnect to approximately 8 miles of new pipeline to be constructed by Niagara Gas Transmission, Ltd. ("Niagara"), a wholly-owned subsidiary of Consumers' Gas Company ("Consumers") at the Canadian-United States border. On March 27, 1995, Niagara filed an application with the National Energy Board of Canada for regulatory authorization for the Canadian segment of the Link Project. ANR Pipeline's application for regulatory approval, originally filed with the FERC on November 9, 1994, was amended on July 7, 1995. The amendment includes executed precedent agreements with two firm shippers (Consumers and Michigan Consolidated Gas Company) and a change in the in-service date to November 1, 1996.

     The Company has announced that its trucking subsidiary, ANR Freight System, Inc. ("ANR Freight"), and the Milwaukee-based Advance Transportation Company ("Advance") have signed a letter of intent to combine operations and merge. Under the terms of the merger, the surviving company will be renamed ANR Advance Transportation Company and will be owned 50% by a subsidiary of Coastal and 50% by certain principal stockholders of Advance. Upon completion of the merger, the combined company will have a fleet of 1,700 tractors and 4,500 pieces of trailing equipment and will serve an area including 15 states as well as Canada and Mexico. Completion of this merger is subject to certain conditions, including completing definitive agreements and obtaining regulatory approvals.

<PAGE 21>
                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Note 5 of the Notes to Consolidated Financial Statements and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 4, 1995, the 1995 Annual Meeting of Stockholders of the Company was held. At such meeting all four directors nominated as a Class III director were elected uncontested: (i) 96,435,225 votes were cast for the election of James F. Cordes and 750,909 votes were withheld; (ii) 131,628,736 votes were cast for the election of Roy L. Gates and 433,698 votes were withheld; (iii) 131,192,176 votes were cast for the election of Kenneth O. Johnson and 870,258 votes were withheld; and (iv) 130,356,740 votes were cast for the election of Thomas R. McDade and 1,705,694 votes were withheld.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 11 - Statement re Computation of Per Share Earnings. 27 - Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended June 30, 1995.

<PAGE 22>
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE COASTAL CORPORATION
                                           (Registrant)

Date:  August 11, 1995                  By:     COBY C. HESSE
                                                Coby C. Hesse
                                            Senior Vice President
                                                and Controller
                                          (As Authorized Officer and
                                          Chief Accounting Officer)

<PAGE 23>
                              INDEX TO EXHIBITS

Exhibit
Number                                  Description
- ------------------------------------------------------------------------------------------------------------
  11                Statement Re Computation of Per Share Earnings
  27                Financial Data Schedule

<PAGE 24>
                                                                  EXHIBIT 11
                  THE COASTAL CORPORATION AND SUBSIDIARIES
               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
              (Millions of Dollars, Except Per Share Amounts,
                          and Thousands of Shares)

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ---------------------
                                                                 1995        1994         1995        1994
                                                               ---------   ---------    ---------   ---------
                                                                    (Unaudited)              (Unaudited)
COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
     common stock equivalents   . . . . . . . . . . . . .      $    52.8   $    38.8    $   106.1   $   115.5
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------

Average number of common shares outstanding . . . . . . .        104,412     104,266      104,382     104,212
Class A common shares . . . . . . . . . . . . . . . . . .            413         424          414         424
Common share equivalents:
     $1.19 Cumulative Convertible Preferred, Series A   .            231         238          231         238
Dilutive effect of outstanding stock options after
     application of treasury stock method   . . . . . . .            293         294          247         334
                                                               ---------   ---------    ---------   ---------
Average common and common equivalent shares . . . . . . .        105,349     105,222      105,274     105,208
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
Net earnings per average common and common
     equivalent share outstanding   . . . . . . . . . . .      $     .50   $     .37    $    1.01   $    1.10
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
     common stock equivalents   . . . . . . . . . . . . .      $    52.8   $    38.8    $   106.1   $   115.5
Dividends applicable to dilutive preferred stock:
     Series B   . . . . . . . . . . . . . . . . . . . . .              -           -           .1          .1
     Series C   . . . . . . . . . . . . . . . . . . . . .             .1          .1           .1          .1
                                                               ---------   ---------    ---------   ---------
Adjusted net earnings assuming full dilution  . . . . . .      $    52.9   $    38.9    $   106.3   $   115.7
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
Average number of common shares outstanding . . . . . . .        104,412     104,266      104,382     104,212
Class A common shares . . . . . . . . . . . . . . . . . .            413         424          414         424
Common and Class A common share equivalents:
     Series A preferred stock   . . . . . . . . . . . . .            231         238          231         238
Equivalent common and Class A common shares from
     Series B and C Preferred Stock   . . . . . . . . . .            549         574          549         574
Dilutive effect of outstanding stock options after
     application of treasury stock method   . . . . . . .            300         294          300         349
                                                               ---------   ---------    ---------   ---------
Fully diluted shares  . . . . . . . . . . . . . . . . . .        105,905     105,796      105,876     105,797
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------
Fully diluted earnings per share: . . . . . . . . . . . .      $     .50   $     .37    $    1.00   $    1.09
                                                               ---------   ---------    ---------   ---------
                                                               ---------   ---------    ---------   ---------