Form 10-Q
period 1995-09-30
COASTAL CORP
filed 1995-11-14
CIK 21267

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995
                                                        OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1995, there were outstanding 104,608,188 shares of Common Stock, 33-1/3 cents par value per share, and 406,911 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

      The financial statements of The Coastal Corporation and its subsidiaries (the "Company" or "Coastal") are presented herein and are unaudited, except for balances as of December 31, 1994, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales of natural gas and petroleum products.



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1995                1994
                                                                                  -----------        -----------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      64.6        $      73.5
   Receivables, less allowance for doubtful accounts of $22.7 million
      (1995) and $18.8 million (1994)......................................           1,186.7            1,306.0
   Inventories.............................................................             796.4              818.1
   Prepaid expenses and other..............................................             230.4              230.3
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,278.1            2,427.9
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,814.8            5,763.7
   Refining, crude oil and chemical facilities.............................           2,000.2            2,005.7
   Gas and oil properties - at full-cost...................................           1,413.4            1,283.7
   Other...................................................................             771.7              722.8
                                                                                  -----------        -----------
                                                                                     10,000.1            9,775.9
   Accumulated depreciation, depletion and amortization....................           3,584.2            3,441.2
                                                                                  -----------        -----------
                                                                                      6,415.9            6,334.7
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             530.4              544.5
   Investments - equity method.............................................             431.5              378.3
   Other...................................................................             813.1              849.2
                                                                                  -----------        -----------
                                                                                      1,775.0            1,772.0
                                                                                  -----------        -----------
                                                                                  $  10,469.0        $  10,534.6
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1995                1994
                                                                                  ----------         -----------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $    424.5         $      57.2
   Accounts payable........................................................          1,387.8             1,942.0
   Accrued expenses........................................................            374.8               329.1
   Current maturities on long-term debt....................................            111.3               185.3
                                                                                  ----------         -----------
      Total Current Liabilities............................................          2,298.4             2,513.6
                                                                                  ----------         -----------

Debt:
   Long-term debt, excluding current maturities............................          3,516.3             3,520.5
   Subordinated long-term debt.............................................                -               199.7
                                                                                  ----------         -----------
                                                                                     3,516.3             3,720.2
                                                                                  ----------         -----------

Deferred Credits and Other:
   Deferred income taxes...................................................          1,442.9             1,473.9
   Other deferred credits..................................................            634.2               369.1
                                                                                  ----------         -----------
                                                                                     2,077.1             1,843.0
                                                                                  ----------         -----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries..................................................               .6                  .6
                                                                                  ----------         -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $209.4 million)...................................................              2.7                 2.7
   Class A common stock....................................................               .1                  .1
   Common stock............................................................             36.3                36.2
   Additional paid-in capital..............................................          1,219.4             1,214.7
   Retained earnings.......................................................          1,450.6             1,336.0
                                                                                  ----------         -----------
                                                                                     2,709.1             2,589.7
   Less common stock in treasury - at cost.................................            132.5               132.5
                                                                                  ----------         -----------
                                                                                     2,576.6             2,457.2
                                                                                  ----------         -----------
                                                                                  $ 10,469.0         $  10,534.6
                                                                                  ==========         ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1995        1994         1995         1994
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 2,546.2   $  2,675.5    $ 7,778.0   $ 7,863.2
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      1,862.2      2,012.0      5,640.0     5,733.0
   Operating expenses.........................................        440.7        440.5      1,337.4     1,346.0
   Depreciation, depletion and
      amortization............................................         91.9         90.7        279.2       272.9
                                                                  ---------   ----------    ---------   ---------
                                                                    2,394.8      2,543.2      7,256.6     7,351.9
                                                                  ---------   ----------    ---------   ---------

Operating Profit..............................................        151.4        132.3        521.4       511.3
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         11.6         14.1         35.9        50.5
                                                                  ---------   ----------    ---------   ---------

Other Expenses:
   General and administrative.................................         13.6         12.9         41.5        39.3
   Interest and debt expense, less $1.4 million (1995)
      and $2.4 million (1994) three months and $4.6
      million (1995) and $6.5 million (1994) nine
      months capitalized......................................        102.4         99.6        314.9       299.1
   Taxes on income............................................          2.8          7.3         41.9        72.6
                                                                  ---------   ----------    ---------   ---------
                                                                      118.8        119.8        398.3       411.0
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         44.2         26.6        159.0       150.8

Dividends on Preferred Stock..................................          4.3          4.4         13.0        13.1
                                                                  ---------   ----------    ---------   ---------

Net Earnings Available
   to Common Stockholders.....................................    $    39.9   $     22.2    $   146.0   $   137.7
                                                                  =========   ==========    =========   =========

Net Earnings Per Common
   and Common Equivalent Share................................    $     .38   $      .21    $    1.39   $    1.31
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $     .10   $      .10    $     .30   $     .30
                                                                  =========   ==========    =========   =========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Millions of Dollars and Thousands of Shares)


                                                                       Nine Months Ended September 30,
                                                               --------------------------------------------------
                                                                      1995                          1994
                                                               --------------------          --------------------
                                                               Shares      Amount            Shares      Amount
                                                               -------   ----------          -------   ----------
                                                                                 (Unaudited)

Preferred stock, par value 33-1/3 cents per share, authorized
 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             63   $        -               65   $        -
           Converted to common.........................             (1)           -               (1)           -
                                                               -------   ----------          -------   ----------
           Ending balance..............................             62            -               64            -
                                                               =======   ----------          =======   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             84           .1               89           .1
           Converted to common.........................             (4)           -               (4)           -
                                                               -------   ----------          -------   ----------
           Ending balance..............................             80           .1               85           .1
                                                               =======   ----------          =======   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             34            -               35            -
           Converted to common.........................              -            -                -            -
                                                               -------   ----------          -------   ----------
           Ending balance..............................             34            -               35            -
                                                               =======   ----------          =======   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance................          8,000          2.6            8,000          2.6
                                                               =======   ----------          =======   ----------

Class A common stock, par value 33-1/3 cents per share,
   authorized 2,700,000 shares:
      Beginning balance................................            416           .1              423           .1
      Converted to common..............................            (15)           -              (21)           -
      Conversion of preferred stock and
         exercise of stock options.....................              7            -               17            -
                                                               -------   ----------          -------   ----------
      Ending balance...................................            408           .1              419           .1
                                                               =======   ----------          =======   ----------

Common stock, par value 33-1/3 cents per share, authorized
   250,000,000 shares:
      Beginning balance................................        108,726         36.2          108,512         36.2
      Conversion of preferred stock....................             24            -               23            -
      Conversion of Class A common stock...............             15            -               21            -
      Exercise of stock options........................            207           .1              159            -
                                                               -------   ----------          -------   ----------
      Ending balance...................................        108,972   $     36.3          108,715   $     36.2
                                                               =======   ----------          =======   ----------



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Millions of Dollars and Thousands of Shares)
                                   (Continued)


                                                                       Nine Months Ended September 30,
                                                               --------------------------------------------------
                                                                      1995                          1994
                                                               --------------------          --------------------
                                                               Shares      Amount            Shares      Amount
                                                               -------   ----------          -------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,214.7                    $  1,209.3
   Exercise of stock options...........................                         4.7                           4.8
                                                                         ----------                    ----------
   Ending balance......................................                     1,219.4                       1,214.1
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     1,336.0                       1,162.7
   Net earnings for period.............................                       159.0                         150.8
   Dividends on preferred stock........................                       (13.0)                        (13.1)
   Dividends on common stock...........................                       (31.4)                        (31.4)
                                                                         ----------                    ----------
   Ending balance......................................                     1,450.6                       1,269.0
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,395       (132.5)           4,395       (132.5)
                                                               =======   ----------          =======   ----------

Total..................................................                  $  2,576.6                    $  2,389.6
                                                                         ==========                    ==========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      1995            1994
                                                                                      ----            ----
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Net earnings ...............................................................    $   159.0        $  150.8
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        282.1           276.2
      Deferred income taxes....................................................          5.7            21.4
      Amortization of producer contract reformation costs......................         22.4            25.5
      Distributed (undistributed) earnings from equity method investments......         18.8            (9.3)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................        110.9            65.3
         Inventories...........................................................         21.7          (150.7)
         Prepaid expenses and other............................................         (5.1)           16.0
         Accounts payable......................................................       (343.0)          (43.0)
         Accrued expenses......................................................         30.1            24.8
         Other.................................................................         35.3           (20.7)
                                                                                   ---------        --------
                                                                                       337.9           356.3
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (449.7)         (385.9)
   Proceeds from sale of property, plant and equipment.........................         98.1            21.2
   Additions to investments....................................................        (77.2)           (9.5)
   Proceeds from investments...................................................         32.3            86.7
   Recovery of gas supply prepayments..........................................           .4              .6
                                                                                   ---------        --------
                                                                                      (396.1)         (286.9)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................        367.3          (109.5)
   Redemption of mandatory redemption preferred stock..........................            -           (33.7)
   Proceeds from issuing common stock..........................................          4.8             5.2
   Proceeds from issuing long-term debt........................................         98.1           137.3
   Payments to retire long-term debt...........................................       (376.5)         (121.6)
   Dividends paid..............................................................        (44.4)          (44.5)
                                                                                   ---------        --------
                                                                                        49.3          (166.8)
                                                                                   ---------        --------

Net Decrease in Cash and Cash Equivalents......................................         (8.9)          (97.4)

Cash and Cash Equivalents at Beginning of Period...............................         73.5           159.2
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    64.6        $   61.8
                                                                                   =========        ========



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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $301.6 million and $285.9 million for the nine months ended September 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $31.7 million and $70.2 million for the nine months ended September 30, 1995 and 1994, respectively.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"), to be effective in 1996. The provisions of this statement will require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The Company is in the process of reviewing the effects of FAS No. 121.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                 September 30,      December 31,
                                                                                    1995                1994
                                                                                 -----------         ----------
                                                                                 (Unaudited)

   Refined products, crude oil and chemicals...............................      $     572.2         $    596.5
   Natural gas in underground storage......................................             45.7               34.8
   Coal, materials and supplies............................................            178.5              186.8
                                                                                 -----------         ----------
                                                                                 $     796.4         $    818.1
                                                                                 ===========         ==========

      The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $20.6 million at September 30, 1995 and $31.2 million at December 31, 1994.

3.    Common Stock

      On September 30, 1995, 3,892,269 shares of Common Stock of the Company were reserved for employee stock option plans, 752,765 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 407,942 shares were reserved for conversion of outstanding Class A Common Stock and 36,809 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 15,971 shares reserved for employee stock option plans and 20,838 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

4.    Income Taxes

      Provisions for federal and state income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1995        1994         1995         1994
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $     8.6   $     (1.0)   $    31.9   $    45.5
      State...................................................          1.9          2.8          4.3         5.7
                                                                  ---------   ----------    ---------   ---------
                                                                       10.5          1.8         36.2        51.2
                                                                  ---------   ----------    ---------   ---------
   Deferred Income Taxes:
      Federal.................................................         (7.2)         7.1          7.8        19.1
      State...................................................          (.5)        (1.6)        (2.1)        2.3
                                                                  ---------   ----------    ---------   ---------
                                                                       (7.7)         5.5          5.7        21.4
                                                                  ---------   ----------    ---------   ---------

                                                                  $     2.8   $      7.3    $    41.9   $    72.6
                                                                  =========   ==========    =========   =========

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

      In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial is pending.

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

      On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved ANR Pipeline's refund allocation methodology, and directed ANR Pipeline to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Initial testimony has been filed, and the parties are conducting discovery. The hearing is set to commence in May 1996. Undisputed refunds, including interest, were paid on March 29, 1995. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology.

     On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates that reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. ANR Pipeline sought rehearing of various aspects of the order. Further, on April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted ANR Pipeline's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by ANR Pipeline on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which ANR Pipeline filed on May 18, 1995 and which was accepted by order issued on June 30, 1995. Further, on December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, ANR Pipeline sought judicial review of these orders before the U.S. Court of Appeals for the D.C. Circuit, which the Court dismissed as premature. The FERC has also issued a series of orders and orders on rehearing in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its rate proceeding, the revenues ANR Pipeline receives for its services in its pending rate proceeding were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating its currently effective maximum rates and has accelerated ANR Pipeline's amortization of transition costs. In light of the Commission's policy, ANR Pipeline intends to file with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit.

      ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating ANR Pipeline's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. On December 20, 1994, ANR Pipeline filed its testimony, and has responded to numerous discovery requests. Intervenors from the ratepayer group submitted their answering testimony on March 28, 1995. The hearing was conducted from June 20, 1995 to July 14, 1995, and briefs have been submitted to the Administrative Law Judge.

      Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, pricing differential costs and the Dakota costs described above. As of September 30, 1995, ANR Pipeline has incurred transition costs in the amount of $51.7 million. ANR Pipeline has filed for recovery of approximately $43.9 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and further proceedings. In addition, ANR Pipeline has filed for recovery of approximately $90 million of costs associated with the Settlement Agreement, as discussed above. Additional transition cost filings will be made by ANR Pipeline in the future.

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

     On October 31, 1995, CIG filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of CIG, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, CIG requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. CIG has requested that the FERC issue an order approving the application to be effective on September 30, 1996. Following receipt of authorizations, CIG will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most but not all of CIG's current gathering assets. Once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the FERC's general jurisdiction under the Natural Gas

Act of 1938 as amended (although the FERC has indicated in other cases that, in certain very narrow circumstances, it will assert regulatory authority over gathering by affiliates of interstate pipelines such as CFS).

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

      Environmental Matters

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company estimates capital expenditures of $70 million in 1995 to comply with such laws and regulations. The majority of the 1995 expenditures is attributable to construction projects on the sulfur recovery units at two of the Company's refineries. The Company currently anticipates capital expenditures for environmental compliance for the years 1996 through 1998 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At sixteen sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $350 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $4.7 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at eight other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

                                                                               Twelve Months Ended
                                                                         ------------------------------
                                                                         September 30,     December 31,
                                                                             1995              1994
                                                                         -------------     ------------
                                                                          (Unaudited)

      Net return on average common stockholders' equity..............         9.8%             10.0%
      Cash flow from operating activities to long-term debt..........        18.5%             18.0%
      Total debt to total capitalization.............................        61.1%             61.7%
      Times interest earned (before tax).............................          1.7               1.8

      The reduction in the net return on average common stockholders' equity ratio results primarily from increased equity. The increase in the cash flow from operating activities to long-term debt ratio is due to a reduction in long-term debt. An increase in equity accounts for the change in the total debt to total capitalization ratio.

      In October 1995, the Company completed a public offering of $150 million of 7.75% Senior Debentures due in October 2035. The net proceeds from the sale will be used for the repayment of certain outstanding debt in the fourth quarter of 1995.

      In June 1995, ANR Pipeline, a subsidiary of the Company, completed an offering of $75 million of 7% Debentures due in June 2025. The net proceeds from the sale were used for the repayment of certain outstanding debt which matured in October 1995 and for general corporate purposes.

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

      The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at September 30, 1995 were as follows (millions of dollars):

         Short-term.....................................$  499.4
         Long-term*.....................................   662.3
                                                        --------
                                                        $1,161.7
                                                        ========

      * $235 million of unused long-term credit lines is dedicated to a specific use.

      The Financial Accounting Standards Board has issued FAS No. 121 to be effective in 1996. The provisions of this statement will require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The Company is in the process of reviewing the effects of FAS No. 121.

                              Results of Operations

      The changes in the Company's earnings for the three and nine month periods ended September 30, 1995 in comparison to the same periods in 1994 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------   ---------
                                                                     1995        1994         1995         1994
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   713.5   $    792.3    $ 2,222.6   $ 2,476.0
      Refining and marketing..................................      1,661.9      1,701.8      5,020.6     4,884.8
      Exploration and production..............................         64.0         66.8        194.7       224.6
      Coal....................................................        115.3        120.0        341.0       340.2
      Other...................................................         53.9         56.0        150.9       163.6
      Adjustments and eliminations............................        (62.4)       (61.4)      (151.8)     (226.0)
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 2,546.2   $  2,675.5    $ 7,778.0   $ 7,863.2
                                                                  =========   ==========    =========   =========

     Operating Profit. The operating profit by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1995        1994         1995         1994
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $    86.7   $     89.8    $   302.5   $   321.2
      Refining and marketing..................................         29.2          2.9        125.3        87.7
      Exploration and production..............................          5.8          7.4         13.2        20.2
      Coal ...................................................         25.4         25.3         75.4        75.0
      Other...................................................          4.3          6.9          5.0         7.2
                                                                  ---------   ----------    ---------   ---------
                                                                  $   151.4   $    132.3    $   521.4   $   511.3
                                                                  =========   ==========    =========   =========

      Natural Gas. The decreases in operating revenues of $78.8 million for the three month period and $253.4 million for the nine month period ended September 30, 1995 can be primarily attributed to decreased prices more than offsetting increased volumes for the unregulated gas marketing companies. Also contributing to the revenue decreases was a reduction in the volumes of gas auctioned by ANR Pipeline on the open market. Transportation and storage revenues increased in both periods. The natural gas revenue decreases reflect increased competition in the natural gas industry, magnified by last winter's warm weather.

      Purchases decreased $86.1 million and $238.9 million in the three month and nine month periods, respectively, as reduced prices more than offset increased volumes for the unregulated gas marketing companies. Gross profit increased $7.3 million in the third quarter and decreased $14.5 million in the nine month period ended September 30, 1995.

      Operating profit decreased in both periods, as regulated operations improved, but margins narrowed in the unregulated natural gas marketing industry, reflecting increased competition. The operating profit decrease of $3.1 million in the third quarter of 1995 results from reduced margins of $23.8 million and increased operating expenses of $9.3 million offset by increased sales volumes of $5.9 million, increased transportation and storage revenues of $18.7 million, and other increases of $5.4 million. Operating profit decreased by $18.7 million in the nine month period as reduced margins of $32.2 million and increased operating expenses of $3.2 million were partially offset by increased sales volumes of $11.2 million, increased transportation and storage revenues of $3.7 million and other of $1.8 million. The operating expense increase in the third quarter results from increased transportation expenses. The $3.2 million increase for the nine month period results from non-recurring 1994 expense reductions of $8.3 million related primarily to revisions of certain estimated costs partially offset by decreases for transportation expenses, gas used in operations and taxes.

      Refining and Marketing. Operating revenues decreased by $39.9 million in the third quarter as decreased volumes were partially offset by increased prices. For the nine months ended September 30, 1995, revenues increased by $135.8 million over the prior year nine month period as increased prices more than offset reduced volumes. Purchases decreased by $72.6 million and increased by $97.1 million in the three month and nine month periods, respectively, resulting in gross profit increases of $32.7 million for the third quarter and $38.7 million for the nine month period.

      Expanded petrochemical operations, primarily at the Company's paraxylene facility in Montreal East, Quebec, and enhanced petrochemical yields at its refineries enabled this segment to report increased operating profit for both periods. The operating profit increase of $26.3 million in the third quarter results from increased margins of $28.3 million and other increases of $2.8 million, offset by increased operating expenses of $4.8 million. For the nine months ended September 30, 1995, operating profit increased by $37.6 million as increased margins of $5.7 million, volume increases of $13.6 million, a gain of $17.0 million from the sale of interests in certain liquid pipeline assets, reduced operating expenses of $5.9 million and other increases of $2.4 million were offset by increased depreciation, depletion and amortization of $7.0 million. The operating expense increase for the third quarter results from increased petrochemical and retail operations. Operating expense decreased in the nine month period as decreased operating expenses for the refineries more than offset the increases for the petrochemical and retail operations. The increased depreciation, depletion and amortization results from plant expansion and the purchase of additional convenience stores.

      Exploration and Production. Operating revenues decreased by $2.8 million in the three months and $29.9 million in the nine months ended September 30, 1995, respectively, as decreased natural gas prices and decreased revenues from natural gas marketing activities were partially offset by increased volumes and higher prices for crude oil and condensate.

      Operating profit decreased by $1.6 million in the three months ended September 30, 1995 as lower natural gas prices of $3.5 million, increased operating expenses of $1.3 million, reduced gross profit from natural gas marketing activities of $1.0 million and other decreases of $.9 million were partially offset by increased volumes of $5.1 million. The decrease in operating profit for the nine months of $7.0 million results from lower natural gas prices of $22.2 million; increased operating expenses of $4.8 million and reduced gross profit from natural gas marketing activities of $2.7 million partially offset by increased volumes of $8.5 million; increased crude oil, condensate and plant product prices of $10.1 million and decreased depreciation, depletion and amortization of $4.1 million. The increased operating expenses for both periods result from increased expenses for producing wells. Even with up to 25% of natural gas production shut in earlier in the year because of unsatisfactory prices, average production of natural gas increased by 3% in the nine month period. Net production of crude oil and condensate increased by 11% over the prior year nine month period.

      Coal. Operating revenues decreased by $4.7 million and increased by $.8 million in the three month and nine month periods ended September 30, 1995, respectively. The decrease in the third quarter results from decreased volumes partially offset by increased prices, and the nine month increase results from increased volumes and higher prices. Operating profit increased by $.1 million in the three month period as increased prices of $1.9 million and decreased operating expenses of $5.4 million were partially offset by reduced volumes of $5.0 million; increased depreciation, depletion and amortization of $.7 million and other decreases of $1.5 million. The increase in operating profit of $.4 million for the nine month period can be attributed to increased volumes of $4.0 million; higher prices of $.6 million and decreased operating expenses of $1.5 million offset by increased depreciation, depletion and amortization of $1.9 million and other decreases of $3.8 million. The other decreases in the nine month period primarily result from the Company's royalty and brokerage operations.

      Other. The operating revenue decreases of $2.1 million for the three month period and $12.7 million for the nine month period ended September 30, 1995 resulted primarily from decreased rates and volumes for the trucking operations partially offset by increases from power production operations. Operating profit decreased by $2.6 million in the three month period as the trucking and other decreases of $5.9 million were partially offset by increased power production operating profit of $3.3 million. For the nine month period, operating profit decreased by $2.2 million as trucking and other decreases of $4.6 million were partially offset by power production increases of $2.4 million. The increases in operating profit for the power production operations result primarily from a new power plant in El Salvador beginning operations during the third quarter.

      Other Income-Net. The decrease of $2.5 million in the third quarter results from certain non-recurring 1994 income adjustments of $1.8 million. Other income-net decreased by $14.6 million in the nine month period as a result of a $10.0 million provision for suspension of operations at the 50% owned Pacific Refining Company refinery and a non-recurring 1994 gain of $9.4 million related to the disposition of investments in oil and gas properties in Argentina offset by increased equity income from unconsolidated subsidiaries.

      Interest and Debt Expense. Interest and debt expense increased by $2.8 million in the third quarter and $15.8 million in the nine months ended September 30, 1995 as higher rates on variable rate debt were partially offset by lower debt levels.

      Taxes on Income. Federal income taxes decreased by $4.7 million in the 1995 third quarter as the result a lower effective income tax rate partially offset by increased earnings; while the nine month decrease of $24.9 million is due to a lower effective tax rate and decreased earnings. State income taxes increased by $.2 million and decreased by $5.8 million in the three and nine month periods, respectively.

                              Environmental Matters

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company estimates capital expenditures of $70 million in 1995 to comply with such laws and regulations. The majority of the 1995 expenditures is attributable to construction projects on the sulfur recovery units at two of the Company's refineries. The Company currently anticipates capital expenditures for environmental compliance for the years 1996 through 1998 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company have been named as a PRP in several "Superfund" waste disposal sites. At sixteen sites for which the EPA has developed sufficient information to estimate total clean-up costs of approximately $350 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $4.7 million and has made appropriate provisions. At six other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at eight other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

Item 2.B.  Other Developments

      On November 3, 1995, Advance Transportation Company ("Advance") merged into the Company's trucking subsidiary, ANR Freight System, Inc. Under the terms of the merger, the surviving company has changed its name to ANR Advance Transportation Company, Inc. and is owned by a holding company, ANR Advance Holdings, Inc., which is in turn owned 50% by a subsidiary of Coastal and 50% by certain principal stockholders of Advance. The combined company has a fleet of 7,100 pieces of revenue equipment and will serve an area including 16 states as well as Canada and Mexico.

      In October, an affiliate of Coastal Power Company ("CPC"), a subsidiary of the Company, signed a joint venture contract for the development, construction and operation of a 58 megawatt power plant in the industrial city of Suzhou in the People's Republic of China. CPC's affiliate will own 60% of the project. This project will cost approximately $29 million and construction activities are scheduled to begin in December 1995.

      In October, Coastal Refining & Marketing, Inc., a subsidiary of the Company, entered into negotiations with Chevron Chemical Company to purchase Chevron's chemical production facilities at St. Helens, Oregon. The facilities include a 360-ton-per-day urea plant, a 275-ton-per-day ammonia plant, a 185-ton-per-day urea ammonium-nitrate plant, and a 65-ton-per-day carbon dioxide plant. The sale is expected to close in early 1996.

      In September, Coastal Aruba Refining Company, N.V., a subsidiary of Coastal, announced that it purchased the marketing assets of Esso Petrolera, S.A., the Aruban subsidiary of Exxon Corporation. The purchased assets include the airport fueling facility at Reina Beatrix International Airport, a refined-products marketing terminal, and six retail service stations, as well as other assets and wholesale fuels and lubricants supply contracts related to Esso's former petroleum marketing activities in Aruba.

      In August, Coastal's subsidiary, Coastal Oil & Gas Corporation ("CO&G"), acquired, through an affiliate, Tesoro Petroleum Corporation's 70% working interest in more than 1,700 acres in the Bob West Field in South Texas, which gives Coastal subsidiaries 100% working interest in this acreage. The transaction was completed in September 1995 at a purchase price of approximately $74 million.

      Also in August, CO&G signed a contract with the Republic of Hungary granting CO&G a 100% working interest in a concession to explore and develop 568,000 acres in central Hungary.

      In June 1995, Pacific Refining Company ("PRC") suspended processing operations at its California refinery. Coastal has an indirect 50% interest in PRC through a joint venture with Sinochem, a state-owned corporation of the People's Republic of China. PRC is in the process of mothballing the refinery and is considering the sale of the facility. No current commercial operations are occuring at the refinery and none are contemplated at this time.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          On October 5, 1995, David A. Arledge, President of the Registrant, was elected to the post of Chief Executive Officer. Oscar S. Wyatt, Jr. will remain Chairman of the Board of Directors and Chairman of the Executive Committee.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              11 - Statement re Computation of Per Share Earnings. 27 - Financial Data Schedule.

          (b) Reports on Form 8-K.

              A report on Form 8-K was filed on October 17, 1995. The item reported was:

                  Item 7.  Financial Statements and Exhibits.

                  (c) Exhibits

                      (12)   Ratio of Earnings to Fixed Charges


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE COASTAL CORPORATION
                                                  (Registrant)

Date:  November 9, 1995       By:                 COBY C. HESSE
                                  ---------------------------------------------
                                                  Coby C. Hesse
                                              Senior Vice President
                                                 and Controller
                                           (As Authorized Officer and
                                            Chief Accounting Officer)

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


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1995        1994         1995         1994
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    39.9   $     22.2    $   146.0   $   137.7
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      104,499      104,313      104,422     104,246
Class A common shares.........................................          413          420          412         423
Common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A...........          231          237          231         237
Dilutive effect of outstanding stock options after
   application of treasury stock method.......................          371          298          288         322
                                                                  ---------   ----------    ---------   ---------
Average common and common equivalent shares...................      105,514      105,268      105,353     105,228
                                                                  =========   ==========    =========   =========

Net earnings per average common and common
   equivalent share outstanding...............................    $     .38   $      .21    $    1.39   $    1.31
                                                                  =========   ==========    =========   =========

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    39.9   $     22.2    $   146.0   $   137.7
Dividends applicable to dilutive preferred stock:
   Series B...................................................            -            -           .1          .1
   Series C...................................................            -           .1           .1          .2
                                                                  ---------   ----------    ---------   ---------
Adjusted net earnings assuming full dilution..................    $    39.9   $     22.3    $   146.2   $   138.0
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      104,499      104,313      104,422     104,246
Class A common shares.........................................          413          420          412         423
Common share equivalents:
   Series A preferred stock...................................          231          237          231         237
Equivalent common shares from
   Series B and C Preferred Stock.............................          543          570          543         570
Dilutive effect of outstanding stock options after
   application of treasury stock method.......................          456          298          456         332
                                                                  ---------   ----------    ---------   ---------
Fully diluted shares..........................................      106,142      105,838      106,064     105,808
                                                                  =========   ==========    =========   =========

Fully diluted earnings per share..............................    $     .38   $      .21    $    1.38   $    1.30
                                                                  =========   ==========    =========   =========
