Form 10-K
period 1995-12-31
COASTAL CORP
filed 1996-03-28
CIK 21267

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

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

                           ---------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
                Title of each class                     on which registered
                -------------------                  ----------------------
Common Stock ($.33 1/3 par value)
$1.19 Cumulative Convertible Preferred Stock,
   Series A ($.33 1/3 par value)
$1.83 Cumulative Convertible Preferred Stock,
   Series B ($.33 1/3 par value)
$2.125 Cumulative Preferred Stock,
   Series H ($.33 1/3 par value)                       }
11-3/4% Senior Debentures 9-3/4% Senior Debentures      New York Stock Exchange
10-1/4% Senior Debentures 8-3/4% Senior Notes
10-3/8% Senior Notes      9-5/8% Senior Debentures
10-3/4% Senior Debentures 8-1/8% Senior Notes
10% Senior Notes          7-3/4% Senior Debentures

Securities registered pursuant to Section 12(g) of the Act:

      Class A Common Stock ($.33-1/3 par value)

                           ---------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 13, 1996, there were outstanding 104,918,785 shares of common stock, 390,599 shares of Class A common stock, 61,056 shares of $1.19 Cumulative Convertible Preferred Stock, Series A, 77,495 shares of $1.83 Cumulative Convertible Preferred Stock, Series B, 32,663 shares of $5.00 Cumulative Convertible Preferred Stock, Series C and 8,000,000 shares of $2.125 Cumulative Preferred Stock Series H, of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $3.5 billion, based on the closing prices in the daily composite list for transactions on the New York Stock Exchange and other markets.

Documents incorporated by reference:

      Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, referred to in Part III hereof.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item No.                                                                   Page

     Glossary...............................................................(ii)

                                     PART I

 1.  Business...............................................................   1
         Introduction.......................................................   1
         Natural Gas Systems................................................   1
             Operations.....................................................   1
             ANR Pipeline...................................................   3
             Colorado.......................................................   4
             ANR Storage Company............................................   5
             Gas System Reserves............................................   5
             Wyoming Interstate Company, Ltd................................   6
             Great Lakes Gas Transmission Limited Partnership...............   6
             Coastal Gas Services Company...................................   7
             Regulations Affecting Gas Systems..............................   7
             Other Developments.............................................  10
         Refining, Marketing and Distribution, and Chemicals................  12
         Exploration and Production.........................................  15
         Coal...............................................................  18
         Power..............................................................  19
         Other Operations...................................................  21
         Competition........................................................  21
         Environmental......................................................  21
 2.  Properties.............................................................  22
 3.  Legal Proceedings......................................................  22
 4.  Submission of Matters to a Vote of Security Holders....................  23

                                             PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder
     Matters ...............................................................  24
 6.  Selected Financial Data................................................  25
 7.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations..........................................................  25
 8.  Financial Statements and Supplementary Data............................  25
 9.  Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure.............................................................  25

                                            PART III

 10. Directors and Executive Officers of the Registrant.....................  26
 11. Executive Compensation.................................................  27
 12. Security Ownership of Certain Beneficial Owners and Management.........  27
 13. Certain Relationships and Related Transactions.........................  27

                                             PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  28



                                      (i)

                                    GLOSSARY

"ANR Pipeline" means ANR Pipeline Company
"ANR Storage" means ANR Storage Company
"Bcf" means billion cubic feet
"BTU" means British thermal unit
"CGS" means Coastal Gas Services Company
"CIG" or "Colorado" means Colorado Interstate Gas Company
"Coastal" or "Company" means The Coastal Corporation and its subsidiaries "Empire" means Empire State Pipeline
"EPA" means Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Great Lakes" means Great Lakes Gas Transmission Limited Partnership
"HIOS" means High Island Offshore System
"Huddleston" means Huddleston & Co., Inc., Houston, Texas
"Interim Settlement" means ANR Pipeline's Stipulation and Agreement submitted to the FERC which is more fully described in Item 1, "Business, Regulations Affecting Gas Systems - Rate Matters"
"Long tons" means weight measurement of 2,240 pounds
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which is more fully described in Item 1,
       "Business, Regulations Affecting Gas Systems - General"
"TransCanada" means TransCanada PipeLines Limited
"UTOS" means U-T Offshore System
"WIC" means Wyoming Interstate Company, Ltd.
"Working Gas" means that volume of gas available for withdrawal and use by the Company's customers








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

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1.    Business.

                                  INTRODUCTION

      Coastal, acting through its subsidiaries, is a diversified energy holding company with subsidiary operations in natural gas marketing, processing, storage and transmission; petroleum refining, marketing and distribution and chemicals; gas and oil exploration and production; coal mining; and power. The Company was incorporated under the laws of Delaware in 1972 to become the successor parent, through a corporate restructuring, of a corporate enterprise founded in 1955. The Company employed approximately 15,500 persons as of December 31, 1995.

      Annual Reports on Form 10-K for the year ended December 31, 1995 are also filed by Coastal's subsidiaries, ANR Pipeline and Colorado, and by each of the two limited partnership oil and gas drilling programs, of which Coastal's subsidiary, Coastal Limited Ventures, Inc., is the managing general partner. Such reports contain additional details concerning the reporting organizations.

      The operating revenues and operating profit of the Company by industry segment for the years ended December 31, 1995, 1994 and 1993, and the related identifiable assets as of December 31, 1995, 1994 and 1993, are set forth in
Note 10 of the Notes to Consolidated Financial Statements included herein. Information concerning inventories is set forth in Note 2 of the Notes to Consolidated Financial Statements included herein.



                              NATURAL GAS SYSTEMS

OPERATIONS

General

      Natural gas operations involve the production, purchase, gathering, processing, transportation, balancing, storage and sale of natural gas to and for utilities, industrial customers, distributors, other pipeline companies and end users.

      ANR Pipeline is involved in the transportation, storage, gathering and balancing of natural gas. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Jersey, Ohio, Oklahoma, Tennessee, Texas, Wisconsin, Wyoming and offshore in federal waters. Prior to November 1, 1993, ANR Pipeline was also engaged in the sale for resale of natural gas. With ANR Pipeline's implementation of Order 636 effective November 1, 1993, ANR Pipeline no longer provides merchant services. However, former gas sales customers of ANR Pipeline have largely retained their firm storage and transportation service levels previously included in their "bundled" gas sales services. ANR Pipeline auctions gas on the open market in producing areas to handle a residual quantity of gas purchased under certain continuing gas purchase contracts pending renegotiation or expiration of such contracts. ANR Pipeline operates two offshore gas pipeline systems in the Gulf of Mexico which are owned by HIOS and UTOS, general partnerships composed of ANR Pipeline subsidiaries and subsidiaries of other pipeline companies. ANR Pipeline also operates Empire, an intrastate pipeline extending from Niagara Falls to Syracuse, New York, in which an affiliate of ANR Pipeline has a 45% interest.

      ANR Pipeline's two interconnected, large-diameter multiple pipeline systems transport gas to the Midwest and increasingly to the Northeast from (a) the Hugoton Field and other fields in the Anadarko Basin in Texas and Oklahoma,
(b) the Louisiana onshore and Louisiana and Texas offshore areas and (c) gas originating in other basins received through interconnections located throughout its system.

      ANR Pipeline's principal pipeline facilities at December 31, 1995 consisted of 12,643 miles of pipeline and 95 compressor stations with 1,069,308 installed horsepower. At December 31, 1995, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 5.6 Bcf per day.

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

      Colorado's principal pipeline facilities at December 31, 1995 consisted of 6,381 miles of pipeline and 68 compressor stations with approximately 345,000 installed horsepower. At December 31, 1995, the design peak day delivery capacity of the transmission system was approximately 2 Bcf per day. The underground storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 780 MMcf.

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

Competition

      ANR Pipeline and Colorado have historically competed with interstate and intrastate pipeline companies in the sale, transportation and storage of gas and with independent producers, brokers, marketers and other pipelines in the gathering, processing and sale of gas within their service areas. On October 1, 1993 and November 1, 1993, Colorado and ANR Pipeline, respectively, implemented Order 636 on their systems. As a consequence, Colorado's gas sales contracts have been "unbundled" at the producer wellhead and ANR Pipeline is no longer a seller of natural gas to resale customers. In certain circumstances, the implementation of Order 636 has resulted in capacity release, secondary delivery point options and segmentation; thus allowing a pipeline's firm transportation customers to compete with the pipeline for interruptible transportation. Additional information on Order 636 is included under "Regulations Affecting Gas Systems" included herein.

      Natural gas competes with other forms of energy available to customers, primarily on the basis of price paid by end users. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as changes in business conditions, conservation, legislation or governmental regulations, capability to convert to alternate fuels, changes in rate structure, taxes and other factors may affect the demand for natural gas in the areas served by ANR Pipeline and Colorado.

      ANR Pipeline's transportation, storage and balancing services are influenced by its customers' access to alternative providers of such services. ANR Pipeline competes directly with Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Northern Natural Gas Company, Natural Gas Pipeline Company of America, Michigan Consolidated Gas Company and CMS Energy Company in its historical market areas of Wisconsin and Michigan for its transportation, storage and balancing business. ANR Pipeline also faces competition in the Northeast markets from Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, CNG Transmission Corporation, Columbia Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation and National Fuel Gas Supply Corporation in serving electric generation plants and local distribution companies. Increasingly, ANR Pipeline also competes with a number of marketing companies which aggregate capacity released by firm shippers for the purpose of managing gas requirements for end users.

      ANR Pipeline's gathering services, which are offered in the southeast and southwest gas producing areas of the United States, compete with other providers of such services, including gathering companies, producers and intrastate and interstate pipeline companies. In the first quarter of 1996, ANR Pipeline entered into agreements to sell a major portion of its Southwest gathering facilities, as discussed in "Other Developments" included herein.


ANR PIPELINE

Transportation Services and Gas Sales

      Effective November 1, 1993, ANR Pipeline implemented Order 636. This Order required significant changes in the services provided by ANR Pipeline and resulted in the elimination of ANR Pipeline's merchant services. ANR Pipeline now offers an array of "unbundled" transportation, storage and balancing service options. Additional information concerning Order 636, including transportation and storage, is set forth in "Regulations Affecting Gas Systems - General" included herein.

      ANR Pipeline transports gas to markets on its system and also transports gas to other markets off its system under transportation and exchange arrangements with other companies, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users. Transportation service revenues amounted to $572 million for 1995 compared to $555 million for 1994 and $533 million for 1993.

      Gas sales revenues of ANR Pipeline amounted to $59 million during 1995, compared to $106 million in 1994 and $604 million in 1993. The significant decrease in 1994 was due to the elimination of ANR Pipeline's merchant function effective November 1, 1993, as discussed above. Gas sales revenues in 1995 and 1994 were derived primarily from the auctioning of gas on the open market in producing areas, as previously discussed.

      During 1995, ANR Pipeline's throughput was 1,404 Bcf, of which approximately 23% was transported for its three largest customers: Wisconsin Gas Company, Wisconsin Natural Gas Company and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Natural Gas Company serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1995, ANR Pipeline provided approximately 75% and 30% of the total gas requirements for Wisconsin and Michigan, respectively.

      ANR Pipeline's system deliveries for the years 1995, 1994 and 1993 were as follows:

                                               Total System                       Daily Average
                           Year                 Deliveries                      System Deliveries
                                                   (Bcf)                             (MMcf)
                           ----                ------------                     -----------------

                           1995                    1,404                              3,847
                           1994                    1,371                              3,756
                           1993                    1,336                              3,660

Gas Purchases

      Effective November 1, 1993, as a result of the elimination of ANR Pipeline's merchant services, as mentioned above, ANR Pipeline's gas purchases decreased substantially. However, ANR Pipeline still purchases a residual quantity of gas under certain remaining gas purchase contracts. ANR Pipeline's Order 636 restructured tariff provides a transitional mechanism for the purpose of recovering from its customers any pricing differential between costs incurred to purchase this gas and the amount ANR Pipeline recovers through the auctioning of such gas on the open market in producing areas.

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

Gas Storage

      ANR Pipeline has approximately 205 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 2.9 Bcf as late as the end of February. Working gas storage capacity of 133 Bcf is available from seven owned and eight leased underground storage facilities in Michigan. In addition, ANR Pipeline has the contracted rights for 42 Bcf of working gas storage capacity provided by Blue Lake Gas Storage Company and 30 Bcf of working gas storage capacity provided by ANR Storage. Excluded from the 205 Bcf is 62.1 Bcf of working gas storage capacity which ANR Pipeline has reclassified to recoverable base gas, subject to approval by the FERC as part of ANR Pipeline's general rate proceeding discussed below.


COLORADO

Gas Sales, Storage and Transportation

      Beginning in October 1993, Colorado implemented Order 636 on its system and as a result, Colorado's gas sales contracts have been "unbundled" and such sales are now made at the producer wellhead. Colorado's gas sales contracts extend through September 30, 1996. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of Colorado's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

      Gas sales revenues were $124 million in 1995, compared to $139 million in 1994 and $223 million in 1993. The decreases from 1993 are due largely to the fact that prior to the mandated restructuring under Order 636, the costs of providing gathering, storage and transportation services for sales customers were recovered as part of the total resale rate and were classified as part of gas sales revenue. Subsequent to restructuring, these costs are now recovered under separate rates for each service.

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

      Pursuant to an operating agreement with CIG Gas Storage Company, an affiliate, Colorado operates a newly completed storage field located in northeastern Colorado. When fully developed, the field will have a storage capacity of 5.3 Bcf with a delivery rate of 200 MMcf per day. Such capacity is fully subscribed under 30-year contracts.

      Colorado's deliveries for the years 1995, 1994 and 1993 were as follows:

                                               Total System                       Daily Average
                           Year                 Deliveries                      System Deliveries
                                                   (Bcf)                             (MMcf)
                           ----                ------------                     -----------------

                           1995                     456                               1,248
                           1994                     436                               1,195
                           1993                     453                               1,241

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

      Colorado has approximately 3,000 miles of gathering lines and approximately 109,200 horsepower of compression in its gathering operations. Colorado owns and operates six gas processing plants which recovered approximately 81 million gallons of liquid hydrocarbons in 1995, compared to 88 million gallons in 1994 and 86 million gallons in 1993, and 4,600 long tons of sulfur in 1995, compared to 4,300 long tons in 1994 and 4,400 long tons in 1993. Additionally, in 1995 and 1994, Colorado processed approximately 6 million gallons of liquid hydrocarbons owned by others compared to 12 million gallons in 1993. These plants, with a total operating capacity of approximately 697 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

      On October 31, 1995, Colorado filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of Colorado, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. The filing was protested by some parties and proceedings are underway at the FERC to resolve the issues that have been raised by the intervenors. Following receipt of authorizations, Colorado will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS.

      Colorado has also contracted to operate two helium processing facilities located in eastern Colorado and the western Oklahoma panhandle area. These helium facilities are joint venture/partnership arrangements which are partially owned by affiliates of Colorado.


ANR STORAGE COMPANY

      ANR Storage develops and operates natural gas storage reservoirs to store gas for customers. ANR Storage owns four underground storage fields and related facilities in northern Michigan, the working storage capacity of which is approximately 56 Bcf, including 30 Bcf contracted to ANR Pipeline. ANR Storage also owns indirectly a 50% equity interest in three joint venture operating storage facilities located in Michigan and New York with a total working storage capacity of approximately 66 Bcf. All of the jointly owned capacity is committed under long term contracts, including 42 Bcf contracted to ANR Pipeline.


GAS SYSTEM RESERVES

ANR Pipeline

      With the termination of its merchant service, ANR Pipeline no longer reports on gas system reserves and, therefore, this report has been replaced by a general discussion set forth in "Producing Area Deliverability," presented below.

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

      Gas deliverability available to shippers on ANR Pipeline's system from the Midcontinent and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,400 MMcf per day. An additional 300 MMcf per day of deliverability is accessible to shippers on ANR Pipeline-owned, or partially-owned, pipeline segments not directly connected to an ANR Pipeline mainline.

      ANR Pipeline remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1995, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed over 780 MMcf per day to total deliverability accessible to shippers on ANR Pipeline's pipeline system.

Colorado

      Colorado has reported in its Form 10-K for the year ended December 31, 1995 its gas system reserves based on information prepared by Huddleston, the Company's independent engineers. Additional information is set forth in "Reserves Dedicated to a Particular Customer," presented below.

Reserves Dedicated to a Particular Customer

      Colorado is committed to sell gas to Mesa Operating Company ("Mesa"), a customer, under a 1928 agreement as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production may be taken for customers other than Mesa. Effective October 1, 1993, an undivided interest in the West Panhandle Field leases, related to this 23% of the total net production not committed to Mesa, was assigned by Colorado to a subsidiary.


WYOMING INTERSTATE COMPANY, LTD.

      WIC, a limited partnership owned by two wholly-owned Coastal subsidiaries, owns a 269-mile, 36-inch diameter pipeline across southern Wyoming. It currently has a throughput capacity of approximately 500 MMcf of gas daily. The WIC pipeline connects with an 88-mile western segment in which a Coastal subsidiary has a 10% interest and is the center section of the 800-mile Trailblazer pipeline system built by a group of companies to move gas from the Overthrust Belt and other Rocky Mountain areas to supply midwestern and eastern markets. Colorado and other companies for which the WIC line transports gas have entered into long-term contracts having demand volumes totaling 442 MMcf daily. The FERC approved an agreement, which became final and nonappealable in 1995, under which Columbia Gas Transmission Corporation, one of the original firm shippers, is currently paying WIC an "exit fee" and its contract has been terminated. In 1995, the WIC line transported an average of 455 MMcf daily, compared to 339 MMcf daily in 1994. On January 1, 1992, WIC became an unrestricted open access transporter. In response to indications of interest by shippers, WIC is currently considering expanding the capacity of its system. The expansion would be planned to be in service by August 1997.


GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

      Coastal and TransCanada, a non-affiliated company, each own 50% of Great Lakes which owns a 2,000-mile, 36-inch diameter gas pipeline system from the Manitoba-Minnesota border to an interconnection on the Michigan-Ontario border at St. Clair, Michigan. Great Lakes transported 953 Bcf in 1995 as compared to 897 Bcf in 1994. Great Lakes has long-term contract commitments to transport a total of 1.4 Bcf per day for TransCanada and affiliates. It also transports up to 800 MMcf per day primarily for United States markets, including 133 MMcf per day to Coastal affiliates. Great Lakes exchanges gas with ANR Pipeline by delivering gas in the upper peninsula of Michigan and receiving an equal amount of gas in the lower peninsula of Michigan. This arrangement reduces the distance that gas must be transported by Great Lakes and ANR Pipeline.

COASTAL GAS SERVICES COMPANY

      CGS and its subsidiaries operate the Company's unregulated natural gas business, including certain of Coastal's natural gas gathering and processing, gas supply and marketing, price risk management and producer financing activities. In mid-1994, CGS expanded its functional areas to form Coastal Electric Services Company to market electricity and provide related physical and financial services. Additionally, in May, 1994, CGS's subsidiary, Coastal Gas Marketing Company, accelerated its transition from a national marketing company to a North American operation by opening Coastal Gas Marketing Canada, in Calgary, Alberta, which focuses on Canadian markets and supplies. CGS, through its subsidiaries, managed the sale of 1,182 Bcf of natural gas in 1995, as compared to 1,047 Bcf in 1994 and 777 Bcf in 1993, and processed 127 Bcf of natural gas, producing 3.8 million barrels of natural gas liquids in 1995. In 1995, CGS and its affiliates conducted business with 1,466 producer and market customers in Canada, Mexico and the United States.


REGULATIONS AFFECTING GAS SYSTEMS

General

      Under the NGA, the FERC has jurisdiction over ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes as to sales, transportation, storage, gathering and balancing of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. Under Order 636, the FERC has determined that it will not regulate pipeline sales rates. Additionally, the FERC has asserted rate-regulation (but not certificate regulation) over gathering. Colorado is challenging the FERC's assertion of rate jurisdiction over gathering, but has agreed in a settlement that for three years beginning October 1, 1993, Colorado will post in its tariff the minimum and maximum gathering rates which will be established and approved by the FERC. ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes, where required, hold certificates of public convenience and necessity issued by the FERC covering their jurisdictional facilities, activities and services. Certain other affiliates of the Company are subject to the jurisdiction of state regulatory commissions in states where their facilities are located.

      ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes are also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of their interstate gas transmission and storage facilities by the Department of Transportation. Additionally, subsidiaries of the Company are subject to similar safety requirements from the Department of Labor's Occupational Safety and Health Administration related to its processing plants. Operations on United States government land are regulated by the Department of the Interior.

      On November 1, 1990, the FERC issued Order No. 528 in which it sets forth guidelines for an acceptable allocation method for a fixed direct charge to collect take-or-pay settlement costs. Pursuant to Order No. 528, ANR Pipeline has filed for and received approval to recover 75% of expenditures associated with resolving producer claims and renegotiating gas purchase contracts. The approved filings provide for recovery of 25% of such expenditures via a direct bill to ANR Pipeline's former gas sales customers and 50% via a surcharge on all transportation volumes. Colorado has also filed for and recovered take-or-pay settlement costs through the same regulatory provisions.

      Contract reformation, take-or-pay costs and other costs incurred as a result of the mandated Order 636 restructuring are recoverable either under the transition costs mechanisms of Order 636 or through negotiated agreements with the customers of ANR Pipeline and Colorado.

      On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. Subsidiaries of the Company and numerous other parties have sought judicial review of aspects of Order 636. Oral argument in the case was held before the United States Court of Appeals for the D.C. Circuit in February 1996. Notwithstanding those appeals, ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes have successfully complied with the requirements of Order 636.

      On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" in Docket Nos. RM95-6 and RM96-7 with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract for service which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). In order to implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each instance where the pipeline has negotiated a rate for service which exceeds the posted maximum tariff rate. The FERC has also requested comments on whether this "recourse rate" program should be extended to other terms and conditions of pipeline transportation services.

Rate Matters

      ANR Pipeline. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. As a result, ANR Pipeline no longer provides merchant services and now offers a wide range of "unbundled" transportation, storage and balancing services. However, ANR Pipeline still purchases a residual quantity of gas under certain remaining gas purchase contracts. ANR Pipeline's Order 636 restructured tariff provides a transitional mechanism for the purpose of recovering from, or refunding to, its customers any pricing differential between costs incurred to purchase this gas and the amount ANR Pipeline recovers through the auctioning of such gas on the open market in producing areas. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving ANR Pipeline's restructuring filings. These appeals have been held in abeyance by the United States Court of Appeals for the D.C. Circuit, pending further notice. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, ANR Pipeline is now fully in compliance with Order 636 and the requirements of the orders on its restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, ANR Pipeline filed revised tariff sheets on July 18, 1994, which were accepted by order issued April 12, 1995.

      On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved ANR Pipeline's refund allocation methodology, and directed ANR Pipeline to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Initial testimony has been filed, and the parties are conducting discovery. The hearing is set to commence in May 1996. Undisputed refunds, including interest, were paid on March 29, 1995. ANR Pipeline submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers. The subsequent adjusted reconciliation report has been consolidated with the ongoing evidentiary hearing. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology. Briefs have been filed, and oral argument is scheduled for April 12, 1996.

      On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106") and FAS No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"). On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The hearing commenced on January 31, 1996. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. ANR Pipeline sought rehearing of various aspects of the order. Further, on April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted ANR Pipeline's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by ANR Pipeline on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which ANR Pipeline filed on May 18, 1995 and which was accepted by order issued on June 30, 1995. On December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, ANR Pipeline sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which the Court dismissed as premature. The FERC has also issued a series of orders and orders on rehearing in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its rate proceeding, the revenues ANR Pipeline receives for its services in its pending rate proceeding were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and has accelerated its amortization of transition costs. In light of the FERC's policy, ANR Pipeline has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, and the Court granted the FERC's motion to hold ANR Pipeline's appeal in abeyance pending the outcome of the Order 636 appeal discussed above.

      ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating ANR Pipeline's petition with similar petitions of three other pipeline companies. Hearings were held before the FERC Administrative Law Judge ("ALJ") on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement. In the Initial Decision, the ALJ also determined the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the ALJ determined that the appropriate level of costs is less than the amounts ANR Pipeline has billed to its customers since May 1993 under the ALJ's decision, ANR Pipeline may be required to refund to its customers the excess amount collected. At December 31, 1995, that refund amount would be approximately $70 million, plus interest. It is ANR Pipeline's position that the Settlement Agreement is prudent and that the FERC has no lawful authority to order refunds for past periods, but even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the refund amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement.

      Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of December 31, 1995, ANR Pipeline incurred transition costs in the amount of $54 million. In addition, ANR Pipeline recorded a contingent liability for $94.1 million representing future above market gas purchase obligations, including future obligations of $74 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. ANR Pipeline has filed for recovery of approximately $44.5 million of incurred transition costs, of which $42.7 million has been accepted by the FERC for recovery, subject to refund and further proceedings. Of the $42.7 million accepted by the FERC, $28.6 million has been settled with the parties to the respective FERC proceedings. Additional transition cost filings will be made by ANR Pipeline in the future.

      Colorado. CIG's gas sales for resale contracts extend through September 30, 1996. Under Order 636, CIG's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. CIG is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Pursuant to Order 636, CIG's gas sales have been "unbundled" at the producer wellhead.

      On March 31, 1993, CIG filed with the FERC under Docket RP93-99 to increase its rates and such filing became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by CIG which resolved all of the issues in the proceeding. CIG has implemented the rates established in the settlement and was required to make refunds as a result of the approval of the settlement. Such refunds were distributed in March and April 1995 and totaled approximately $22 million, inclusive of interest. CIG had fully accrued for these refunds and, therefore, such refunds did not have an adverse effect on its consolidated financial position or results of operations.

      On October 31, 1995, CIG filed an application with the FERC seeking authority to transfer to CFS certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, CIG requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. CIG has requested that the FERC issue an order approving the application to be effective on September 30, 1996. The filing was protested by some parties and proceedings are underway at the FERC to resolve the issues that have been raised by the intervenors. Following receipt of authorizations, CIG will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most, but not all, of CIG's current gathering assets. Under current FERC policies, once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the FERC's general jurisdiction under the NGA, although the FERC has indicated that, in certain very narrow circumstances, it will assert regulatory jurisdiction over gathering by affiliates of interstate pipelines such as CFS. The FERC's policy with respect to treatment of gathering affiliates of interstate pipelines is on appeal at this time.

      CIG will make a general rate increase filing with the FERC in the first half of 1996, with such filing expected to become effective, subject to refund, in late 1996.

      CIG, ANR Pipeline, ANR Storage and WIC, subsidiaries of the Company, are regulated by the FERC. Certain of the above regulatory matters and other regulatory issues remain unresolved among these companies, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.


OTHER DEVELOPMENTS

      On January 12, 1996, ANR Pipeline and GPM Gas Corporation ("GPM") entered into a Purchase and Sale Agreement pursuant to which ANR Pipeline agreed to sell to GPM certain of its Southwest gathering facilities, primarily located in northwest Oklahoma. The facilities to be sold to GPM comprise a major portion of ANR Pipeline's Southwest gathering systems and include 1,550 miles of gathering lines and 14 compressor stations with a total of about 44,000 horsepower. The gathering systems that ANR Pipeline will sell to GPM gather approximately 200 MMcf per day of natural gas from about 1,100 receipt points. In a separate transaction, ANR Pipeline and one of its affiliates, ANR Field Services Company ("Field Services"), entered into a Purchase and Sale Agreement in February 1996 pursuant to which ANR Pipeline has agreed to sell to Field Services certain gathering facilities located in Kansas, Oklahoma, Texas and Wyoming. The facilities to be sold to Field Services compromise approximately 530 miles of pipeline, 2,700 horsepower of compression and metering equipment at 351 locations. At December 31, 1995, the aggregate net book value of the facilities to be sold to GPM and Field Services was approximately $5 million. ANR Pipeline believes that it will not experience a material reduction of volumes delivered to its transmission mainlines as a result of the proposed sales of the above mentioned Southwest gathering facilities. ANR Pipeline also proposes to reclassify any remaining gathering assets, including 130 miles of pipeline and 750 horsepower of compression, to transmission plant. It is anticipated that the completion of these transactions will take place in 1996, subject to receipt of satisfactory governmental and regulatory approvals.

      On December 19, 1995, ANR Pipeline received the necessary FERC authorizations to construct, at a cost of $15.3 million, approximately 12 miles of new pipeline in the State of Michigan (the "Link Project") which would interconnect to approximately 8 miles of new pipeline to be constructed by Niagara Gas Transmission Company ("Niagara"), an affiliate of The Consumers' Gas Company Ltd. ("Consumers"). The new facilities will have a capacity of 150 MMcf per day and will serve markets in the United States and Canada, including Consumers and Michigan Consolidated Gas Company. Niagara has also received its regulatory authorizations from the Canadian National Energy Board. The project is expected to be in service by November 1996.

      A subsidiary of ANR Pipeline has a 45% equity interest in the proposed Mayflower Pipeline project, which will be owned by a partnership consisting of ANR Pipeline's subsidiary and affiliates of TransCanada and Brooklyn Union Gas Company. The project, as proposed, will provide natural gas transportation and storage services to markets in the northeastern United States. The proposed 240-mile pipeline would extend east from the Iroquois Gas Transmission System at Canajoharie, New York, to a location near Boston, Massachusetts, have an initial design capacity of 350 MMcf per day, and a total project cost of $540 million. Because of current market conditions, development of the project is inactive and an estimated in-service date cannot be determined.

      In January 1996, Colorado announced an open season for interested parties to request new transportation capacity on its Wind River Lateral. The lateral has a current capacity of 195,000 Mcf per day and transports natural gas from the Wind River Basin, where producers have increased natural gas production by more than 25 percent since 1992. The expected expansion of the Wind River Lateral would be sized to meet producer demand based upon the execution of new transportation agreements.

      Colorado has submitted bids and executed precedent agreements with WIC and with Trailblazer Pipeline Company for 99 thousand and 10 thousand dekatherms per day of firm transportation capacity, respectively. Colorado has undertaken these commitments in order to: 1) provide current and future customers of Colorado with direct access to points of delivery from these pipeline systems without the customer having to contract separately for and administer contracts on multiple pipeline systems; and 2) to enhance Colorado's own operational reliability across the portion of its pipeline system which generally parallels the WIC system. Colorado anticipates making the appropriate filings at the FERC to hold this capacity in late March 1996.

      Colorado currently has no excess firm pipeline capacity in its Rocky Mountain states marketing area. In addition, Colorado recently agreed with its major customer to a long-term transportation and storage contract, subject to certain conditions.

      In January 1996, WIC posted an open season to determine interest in new transportation capacity on its pipeline system. Bids were received from several parties and WIC is currently evaluating those bids and the opportunities for expansion of its system. The expansion would be planned to be in service by August 1997.

      Funding for certain pending and proposed natural gas pipeline projects is anticipated to be provided through non-recourse financings in which the projects' assets and contracts will be pledged as collateral. This type of financing typically requires the participants to make equity investments totaling approximately 20% to 30% of the cost of the project, with the remainder financed on a long-term basis. Equity participation by other entities will also be considered.

               REFINING, MARKETING AND DISTRIBUTION, AND CHEMICALS

      The Company has subsidiary operations involved in the purchase, transportation and sale of refined products, crude oil, condensate and natural gas liquids; the operation of refining and chemical plants; the sale at retail of gasoline, petroleum products and convenience items; petroleum product terminaling and marketing of crude oil and refined products worldwide.

Refining

      Subsidiaries of the Company operated their wholly-owned refineries at 88% of average combined capacity in 1995 and at 87% in both 1994 and 1993. The aggregate sales volumes (millions of barrels) of Coastal's wholly-owned refineries for the three years ended December 31, 1995 were 142.3 (1995), 136
(1994) and 134.9 (1993). Of the total refinery sales in 1995, 28% was gasoline, 46% was middle distillates, such as jet fuel, diesel fuel and home heating oil, and 26% was heavy industrial fuels and other products.

      The average daily processing capacity of crude oil at December 31, 1995, average daily throughput and storage capacity at the Company's wholly-owned operating refineries are set forth below:

                                                                           Average Daily
Refinery                Location                      Daily            Throughput (Barrels)             Storage
                                                    Capacity       --------------------------          Capacity
                                                    (Barrels)          1995           1994             (Barrels)
--------                --------                    ---------      ----------      ----------          ---------

Aruba                   Aruba                        195,000          145,100         151,700          7,800,000
Corpus Christi          Corpus Christi, Texas        100,000           89,000          81,700          7,500,000
Eagle Point             Westville, New Jersey        130,000          127,800         111,000         10,700,000
Mobile                  Mobile, Alabama               17,500           12,400          14,900            600,000
                                                     -------          -------         -------         ----------
                             Total Operating         442,500          374,300         359,300         26,600,000

      Coastal's refinery in Aruba boosted its throughput capacity from 175,000 barrels per day (bpd) in 1994 to 195,000 bpd in 1995 and completed construction of a delayed coker unit which allows the Aruba facility to produce additional yields of lighter, higher-value products. The Aruba delayed coker currently processes approximately 31,000 bpd, exceeding design projections of 23,000 bpd.

      Pacific Refining at Hercules, California had a refining capacity of 55,000 barrels per day. Since January 1989, the China National Chemicals Import & Export Corporation has held a 50% interest in Coastal's west coast refining and marketing properties, including Pacific Refining Company ("PRC"). In August 1995, PRC suspended processing operations at its California refinery. Plans are to operate this facility as a crude and product terminal as well as for purchasing and terminaling asphalt for sales to third parties.

      In addition, Coastal's international operations include a minority interest, through a foreign subsidiary, in a refinery located in Hamburg, Germany which has a refining capacity of 100,000 barrels per day and a storage capacity of 1,800,000 barrels for crude oil and 5,200,000 barrels for products.

      The Company's refineries produce a full range of petroleum products ranging from transportation fuels to paving asphalt. The refineries are operated to produce the particular products required by customers within each refinery's geographic area. In 1995, the products emphasized included premium gasolines and products for specialty markets such as petrochemical feedstocks, aviation fuels and asphalt.

Chemicals

      Coastal Chem, Inc. ("Coastal Chem"), a Coastal subsidiary, operates a plant near Cheyenne, Wyoming, which produces anhydrous ammonia, ammonium nitrate, nitric acid, food grade liquid carbon dioxide and urea for use as agricultural fertilizers, livestock feed supplements, blasting agents and various other industrial applications. This plant has the capacity to produce 500 tons per day of anhydrous ammonia, 875 tons per day of ammonium nitrate, 275 tons per day of urea, 700 tons per day of nitric acid and 400 tons per day of food grade liquid carbon dioxide. Coastal Chem also owns a plant at Table Rock, Wyoming, which has a production capacity of 150 tons of liquid fertilizer per day. In addition, Coastal Chem operates a low density ammonium nitrate ("LoDAN(R)") facility in Battle Mountain, Nevada, which produces 400 tons per day. The LoDAN(R) product is used primarily as a blasting agent in surface mining.

      Coastal Chem also operates an integrated methyl tertiary butyl ether ("MTBE") plant with a production capacity of 4,200 barrels per day. MTBE is a gasoline additive which adds oxygen and boosts octane of the blended mixture.

      Sales volumes for the three years ended December 31, 1995, are set forth below (thousands of tons):

                                                                                  1995         1994         1993
                                                                                --------     --------     ---------

      Agricultural Sales...................................................          242          188           222
      Industrial Sales.....................................................          445          407           410
      MTBE.................................................................          203          187           119
                                                                                --------     --------     ---------

           Total ..........................................................          890          782           751
                                                                                ========     ========     =========

      Coastal Chem competes with many nitrogen and MTBE producers across the United States and Canada. The Company's strengths are product quality, service, and dependability. Coastal Chem produces commodity products with strong price competition. Reduced rail rates on long hauls has encouraged competition from Canadian and Eastern U.S. producers.

      The petrochemical facility in Montreal East, Quebec, Canada, acquired and started up in 1994 by a subsidiary of Coastal, has recently been expanded from a capacity of 180,000 tons per year to 310,000 tons per year of paraxylene, a component used in the manufacturing of polyester fibers and containers. Although competing plants are expected to come on line in late 1996 or 1997, the Montreal East plant holds a competitive position due to the size of the facility, the Company's low initial investment required to restart the plant, long-term contracts, and a readily available feedstock base provided by the Company's New Jersey and Texas refineries.

      In January 1996, Coastal Refining & Marketing, Inc., a subsidiary of the Company, completed the purchase of a chemical production facility at St. Helens, Oregon. The facility includes a 360-ton-per-day urea plant, a 275-ton-per- day ammonia plant, and a 65-ton-per-day carbon dioxide plant. The main product of the facility is an industrial-grade urea used by the adhesives industry. Other products include fertilizers for the agricultural and forestry industries.

Marketing and Distribution

      Refined Products Marketing. Sales volumes for distribution activities of Coastal subsidiaries, including products from Company refineries and purchases from other suppliers, for the three years ended December 31, 1995, are set forth below (thousands of barrels):

Type of Sale                                                                 1995          1994           1993
------------                                                               --------     ---------      ---------

Company Produced Refined Products........................................   142,301       135,973        134,925
Refined Products Purchased from Others...................................   143,913       145,093        140,635
Natural Gas Liquids......................................................    14,551        17,352         18,155
                                                                           --------     ---------      ---------

                                     Total...............................   300,765       298,418        293,715
                                                                           ========     =========      =========

     Subsidiaries of the Company market refined products and liquefied petroleum gas at wholesale in 36 states through 361 terminals. Coastal Refining & Marketing, Inc. serves customers in the Midwest, Mississippi Valley and the Southwest through 275 product and liquefied petroleum gas terminals in 26 states. On the Gulf and East Coasts, Coastal Fuels Marketing, Inc., Coastal Oil New York, Inc. and Coastal Oil New England, Inc. serve home, industry, utility, defense and marine energy needs. In 1995, these subsidiaries' sales volumes were 112 million barrels, which accounted for approximately 37% of the total marketing and distribution sales. International subsidiaries that acquire feedstocks for the refineries and products for the distribution system are located in Aruba, Bermuda, London and Singapore.

      Domestically, Coastal looked to increase integration between its marketing operations and refineries. As a result, the Company withdrew from 60 of its less-profitable terminal locations and concentrated on terminal locations nearer core assets. This consolidation should be completed in 1996.

      A subsidiary of Coastal leases petroleum storage facilities located at the former U.S. naval base at Subic Bay in the Philippines. Coastal is leasing 304 acres of land, with 68 individual storage tanks totalling 2.4 million barrels of storage, most of which are underground, and 40 miles of pipeline connecting the terminal with other facilities within the Subic Bay Freeport Zone. Another subsidiary of Coastal was a partner in a joint venture with a subsidiary of the Malaysian national oil company, Petronas, which used the entire capacity of this storage facility, but this joint venture was terminated in January 1996.

      A subsidiary of Coastal has entered into a joint venture with Baltica Finance N.V., a Netherlands Antilles company, and Sadkora A.B., a Swedish company, to develop a petroleum terminal in Estonia and market petroleum products primarily from Russia and the former republics of the Soviet Union. The joint venture will refurbish an existing terminal, add additional storage tanks to expand the terminal storage capacity to 800,000 barrels and build a 4.5 mile pipeline to connect the terminal to the Port of Muuga for the export of petroleum products. Work on the pipeline and the other improvements has begun and is expected to be completed in the spring of 1996.

      The Company, through Coastal Mart, Inc. and branded marketers, conducts retail marketing, using the C-MART(R), C and Design and/or COASTAL(R) trademarks, in 36 states through approximately 1,655 Coastal branded outlets, with 671 of those outlets operated by the Company. Fleet fueling operations include 21 outlets in Texas and 7 in Florida.

      Coastal Unilube, Inc., based in West Memphis, Arkansas, blends, packages and distributes lubricants and automotive products under the COASTAL(R), C and Design and other trademarks. Coastal Unilube, Inc. distributes lubricants and automotive products through 14 warehouses servicing customers in 39 states.

      Transportation. The Company's transportation facilities include petroleum liquids pipelines, tank cars, tankers, tank trucks and barges. Coastal operates approximately 1,700 miles of pipeline for gathering and transporting an average of 230,000 barrels daily of crude oil, condensate, natural gas liquids and refined products. Effective July 1, 1995, certain of Coastal's Gulf Coast pipelines and terminals were sold to Coastal Liquid Partners, L.P., in which Coastal retains a combined 35% general partnership and limited partnership interest. Coastal continues to operate the assets which include 226 miles of crude oil pipelines, 724 miles of refined products pipelines, and 671 miles of natural gas liquids pipelines, all located principally in Texas. Coastal has 100% ownership of 13 miles of refined products pipelines located in New Jersey and New York and has a 33.3% interest in an additional 80 miles of refined products pipelines in New Jersey. In 1995, throughput of crude oil pipelines averaged 14,441 barrels per day, compared to 18,339 barrels per day in 1994. In 1995, throughput of refined products and natural gas liquid pipelines averaged 215,652 barrels per day, compared to 200,037 barrels per day in 1994.

      The marine transportation total fleet at December 31, 1995 consisted of 15 tug boats, 22 oil barges, 9 owned tankers used for the transportation of refined petroleum products and crude oil and 1 time-chartered tanker.

Competition

      The petroleum industry is highly competitive in the United States and throughout most of the world. The Company's subsidiary operations involved in refining, marketing and distribution of petroleum products and chemicals compete with other industries in supplying the energy needs of various types of consumers. Principle factors affecting sales are price, location and service. Overall performance is impacted by industry margins, and supply and demand for both feedstocks and finished products.

                           EXPLORATION AND PRODUCTION

Gas and Oil Properties

      Coastal subsidiaries are engaged in gas and oil exploration, development and production operations principally in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Michigan, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia, Wyoming and offshore in the Gulf of Mexico. In addition, Coastal subsidiaries are engaged in exploratory concessions in China, Hungary, Indonesia and Peru.

      In 1995, the Company's domestic operations sold approximately 62% of all the gas it produced to its natural gas system affiliates. The Company's domestic operations make short-term gas sales directly to industrial users and distribution companies to increase utilization of its excess current gas production capacity. Oil is sold primarily under short-term contracts at field prices posted by the principal purchasers of oil in the areas in which the producing properties are located.

      Acreage held under gas and oil mineral leases as of December 31, 1995 is summarized as follows:

                                                                            Undeveloped             Developed
                                                                       -------------------     --------------------
                                 Area                                   Gross        Net        Gross        Net
                                 ----                                  -------    --------     -------    ---------
                                                                                   (Thousands of Acres)

      United States (Domestic)
           Onshore................................................           820       623         1,634        832
           Offshore...............................................           146        61           121         90
                                                                       ---------  --------     ---------  ---------

           Total Domestic.........................................           966       684         1,755        922
                                                                       ---------  --------     ---------  ---------

      International
           China..................................................           894       358             -          -
           Hungary................................................           568       568             -          -
           Indonesia..............................................           950       237             -          -
           Peru...................................................         2,974     2,974             -          -
                                                                       ---------  --------     ---------  ---------

           Total International....................................         5,386     4,137             -          -
                                                                       ---------  --------     ---------  ---------

           Total Acreage..........................................         6,352     4,821         1,755        922
                                                                       =========  ========     =========  =========

      The domestic net developed acreage is concentrated principally in Texas (34%), Utah (23%), Oklahoma (10%), offshore Gulf of Mexico (10%), Kansas (5%) and Wyoming (6%). Approximately 16%, 21% and 8% of the Company's total domestic net undeveloped acreage is under leases that have minimum remaining primary terms expiring in 1996, 1997 and 1998, respectively.

      Productive wells as of December 31, 1995 are as follows (domestic):

                  Type of Well                        Gross       Net
                  ------------                      ---------  ---------

      Oil  ......................................       3,477      1,045
      Gas  ......................................       2,727      1,468
                                                    ---------  ---------

           Total.................................       6,204      2,513
                                                    =========  =========

Exploration and Drilling

      During 1995, Coastal's domestic exploration and production units participated in drilling 93 gross wells, 40.6 net wells, to the Company's interest. Coastal's participation in wells drilled in the three years ended December 31, 1995, is summarized as follows:

                                                      1995                     1994                    1993
                                               -------------------     -------------------     --------------------
      Exploratory Wells                          Gross       Net         Gross       Net         Gross       Net
      -----------------                        --------   --------     ---------  --------     ---------  ---------

           Oil............................            1        0.3             1       0.2             1        0.5
           Gas............................            6        2.5             2       1.3             -          -
           Dry Holes......................            4        2.3             5       2.9             7        4.1
                                               --------   --------     ---------  --------     ---------  ---------
                                                     11        5.1             8       4.4             8        4.6
                                               ========   ========     =========  ========     =========  =========


      Development Wells

           Oil............................           22        9.8            15       6.1            44       18.6
           Gas............................           59       25.6            82      35.1           104       51.2
           Dry Holes......................            1        0.1             3       2.1             2        1.1
                                               --------   --------     ---------  --------     ---------  ---------
                                                     82       35.5           100      43.3           150       70.9
                                               ========   ========     =========  ========     =========  =========

      Wells in progress as of December 31, 1995 are as follows (domestic):

                       Type of Well                           Gross     Net

      Exploratory.........................................          1    0.3
      Development.........................................         11    8.3
                                                            ---------  -----
         Total............................................         12    8.6
                                                            =========  =====

      Coastal Limited Ventures, Inc., a domestic subsidiary of Coastal, is the general partner in two limited partnership drilling programs which have been offered to Coastal's employees and shareholders. Information pertaining thereto can be located in the Annual Report on Form 10-K filed by each limited partnership and available from the Company.

      In August 1995, Coastal's subsidiary, Coastal Oil & Gas Corporation, acquired, through an affiliate, Tesoro Petroleum Corporation's 70% working interest in three units covering more than 1,700 acres in the Bob West Field in south Texas, which gave Coastal subsidiaries 100% working interest in this acreage.

      In December 1995, certain of the Company's oil and gas properties and related assets in Texas, Utah and offshore in the Gulf of Mexico were conveyed to a limited partnership. The assets conveyed to the partnership include the interests in the Bob West Field. This limited partnership is wholly owned by Coastal subsidiaries.

      Domestically in 1995, Coastal continued to concentrate its exploration and production activities in the Texas/Louisiana Gulf Coast area and offshore in the Gulf of Mexico. Coastal continued its international exploration opportunities during 1995 with a subsidiary signing a contract for exploration and development rights covering a 100% interest in approximately 568,000 acres in central Hungary and another subsidiary acquiring a 25% interest in exploration and development rights to approximately 950,000 acres in Indonesia.

Gas and Oil Production

      Natural gas production during 1995 averaged 348 MMcf daily, compared to 345 MMcf daily in 1994. Production from non-pipeline-owned wells averaged 234 MMcf daily in 1995, compared to 218 MMcf daily in 1994. Crude oil, condensate and natural gas liquids production averaged 13,273 barrels daily in 1995, compared to 12,239 barrels daily in 1994.

      The following table shows gas, oil, condensate and natural gas liquids production volumes attributable to Coastal's domestic interest in gas and oil properties for the three years ended December 31, 1995:

                                                                                         Natural Gas
                                                          Oil           Condensate         Liquids
                                          Gas         (Thousands        (Thousands       (Thousands
               Year                     (MMcf)        of Barrels)       of Barrels)      of Barrels)
               ----                     -------       -----------       ----------       -----------

               1995                     127,053          4,079              437               329
               1994                     125,773          3,634              429               404
               1993                     122,011          3,908              440               592


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

      The following table summarizes sales price (net of production taxes) and production cost information for domestic exploration and production operations during the three years ended December 31, 1995:

                                                                                1995        1994         1993
                                                                              --------    --------     --------

      Average sales price (net of production taxes):
         Gas - per Mcf.................................................       $   1.50    $   1.77     $   1.93
         Oil - per barrel..............................................          16.55       14.96        16.21
         Condensate - per barrel.......................................          15.86       14.69        15.55
         Natural Gas Liquids - per barrel..............................          14.59        8.36         8.75

      Average production cost per unit (equivalent Mcf)................           0.74        0.67         0.67

Natural Gas Processing

      ANR Production Company and Coastal Oil & Gas Corporation, domestic subsidiaries of the Company, are also engaged in the processing of natural gas for the extraction and sale of natural gas liquids. In 1995, total revenues of $36.5 million were generated from the extraction and sale of 129 million gallons of ethane, propane, iso-butane, normal butane and natural gasoline from natural gas processing plants. Sales prices of natural gas liquids fluctuate widely as a result of market conditions and changes in the prices of other fuels and chemical feedstocks.

Company-Owned Reserves

      Coastal's domestic proved reserves of crude oil, condensate and natural gas liquids at December 31, 1995, as estimated by Huddleston, its independent engineers, were 36.3 million barrels, compared to 33.7 million barrels at the end of 1994. Proved gas reserves as of December 31, 1995, net to Coastal's interest, were estimated by the engineers to be 1,153.5 Bcf compared to 958.4 Bcf as of December 31, 1994.

      For information as to Company-owned reserves of oil and gas, see "Supplemental Information on Oil and Gas Producing Activities (Unaudited)" as set forth in Item 14(a)1 hereof.

Competition

      In the United States, the Company competes with major integrated oil companies and independent oil and gas companies for suitable prospects for oil and gas drilling operations. The availability of a ready market for gas discovered and produced depends on numerous factors frequently beyond the Company's control. These factors include the extent of gas discovery and production by other producers, crude oil imports, the marketing of competitive fuels, and the proxi mity, availability and capacity of gas pipelines and other facilities for the transportation and marketing of gas. The production and sale of oil and gas is subject to a variety of federal and state regulations, including regulation of production levels.

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

      At December 31, 1995, coal properties consisted of the following:

                                                         Coal Holdings (Acres)
                                     ------------------------------------------------------------        Clean,
                                                   Owner                    Leased                     Recoverable
                                     --------------------------------      Exchanged      Total            Tons
                                        Fee        Mineral    Surface        (Net)        Acres      (Millions)<F1>
                                     --------    ---------   --------      --------      --------    -------------


Kentucky.........................      12,937       76,283      2,343        23,030       114,593           206
Virginia.........................      24,010       37,286      2,074        17,566        80,936           162
West Virginia....................         367       55,853      8,160       131,807       196,187           221
Utah.............................       3,557          360     13,663        36,201        53,781           234
                                     --------    ---------   --------      --------      --------        ------

      Total......................      40,871      169,782     26,240       208,604       445,497           823
                                     ========    =========   ========      ========      ========        ======

------------------------
<F1>
Based on a 65% recovery rate.

      At December 31, 1995, the Company controlled approximately 823 million recoverable tons of bituminous coal reserves. Production in 1995 from the Company's reserves totalled 18.3 million tons of which 15.4 million tons were produced from captive operations and 2.9 million tons were produced by lessees under royalty agreements. In its eastern captive operations, ANR Coal contracts with independent mine operators to mine and deliver coal to Company owned and operated processing and loading facilities for the majority of its production. The remaining production is derived from three mines operated by ANR Coal in Kentucky and West Virginia. Captive production and processing from ANR Coal and Coastal States Energy in 1995 totalled 6.1 and 9.3 million tons, respectively.

      Captive sales from ANR Coal and Coastal States Energy were 7.3 million and
9.8 million tons, respectively, in 1995. Brokerage sales in which the Company receives a commission totalled .9 million tons for the same period.

      In 1995, approximately 67% of sales were to domestic utilities, 17% of sales were to domestic industrial customers and 16% of sales were to export markets primarily in Asia, Europe and Canada. Nearly one million tons of ANR Coal's production were sold to domestic and foreign metallurgical markets. Of the total 1995 tonnage sold, 14.0 million tons (82%) were sold under long-term contracts. At December 31, 1995, the weighted average remaining life of these contracts was 48 months.

     The Company had approximately 22 million tons of annual production capacity at December 31, 1995. In the eastern United States, the Company owns and operates six coal preparation plants and nine loading facilities with a combined annual capacity of 11.1 million tons. Coastal States Energy's mines in Utah employ three longwall mining systems, diesel shuttle cars and have a combined annual capacity of 10.9 million tons.

      In addition to its bituminous coal operations, the Company controls overriding royalty interests in approximately 461 million tons of lignite reserves in North Dakota. Production from these reserves in 1995 totalled 15.0 million tons.

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

      In February 1996, Coastal announced that it will seek qualified buyers for its coal operations. The proceeds from the proposed sale, which the Company plans to complete in 1996, are expected to be used to repay high-cost debt and other obligations, and to provide improved financial flexibility to pursue opportunities in other business operations of the Company. Additional information regarding this announcement is set forth in Note 16 of the Notes to Consolidated Financial Statements included herein.



                                      POWER

      Coastal Power Company ( "Coastal Power") and certain of its affiliates develop, operate and own various equity interests in cogeneration and independent power projects. The projects produce and sell electrical energy and, in the case of cogeneration projects, thermal energy as well. Affiliates of Coastal Power have interests in four domestic cogeneration projects and three foreign operating independent power projects.

      Capitol District Energy Center Cogeneration Associates ("CDECCA") owns a combined-cycle cogeneration project with a capacity of approximately 56 megawatts, located in Hartford, Connecticut. An affiliate of Coastal Power owns a 50% equity interest in CDECCA and is the project manager and Coastal Technology, Inc. ("CTI"), a Coastal subsidiary, is the operator of the plant. Electricity from the facility is sold to a local utility under a long-term contract. Gas supply is provided to the cogeneration plant by other Coastal affiliates. Thermal energy from the plant is sold both to a local heating and cooling supplier in the city of Hartford and an equity partner of CDECCA.

      An affiliate of Coastal Power is the managing partner and 50-percent owner of a combined-cycle cogeneration plant at Coastal's Eagle Point, New Jersey refinery. The plant has a capacity of approximately 225 megawatts. Power from the plant is sold to a local utility and Coastal's refinery under long-term contracts. Steam from the plant is also sold to the refinery under long-term contract. Gas supply is provided to the cogeneration plant by other Coastal affiliates. CTI is the operator of the cogeneration plant.

      Fulton Cogeneration Associates owns a cogeneration facility with a capacity of approximately 47 megawatts, located in Fulton, New York. This facility is 100% owned by an affiliate of Coastal Power and another Coastal subsidiary. Electricity from this project is sold to a New York utility under a long-term contract. Thermal energy is sold to a local confections manufacturer adjacent to the project, also under a long-term contract. Approximately one-half of the gas supply requirements for the project are supplied by an affiliate of Coastal Power. CTI is the operator of the cogeneration plant.

      Coastal, through a wholly-owned subsidiary, has a 10.9% equity interest in the Midland Cogeneration Venture Limited Partnership, a 1,370 megawatt capacity gas-fired cogeneration plant in Michigan, which is the largest cogeneration facility in the United States. Coastal's affiliates provide gas supply and transmission services for a portion of the project's fuel requirements.

      Compania de Electricidad de Puerto Plata, S.A. ("CEPP") owns an independent power project in Puerto Plata, Dominican Republic. Coastal Power International Ltd. and other affiliates of Coastal Power together with two other unrelated parties purchased 100% of the shares of CEPP in 1995. The project has a total capacity of 66.5 megawatts of which 50 megawatts are barge mounted and
16.5 megawatts are land based. Coastal Power International Ltd. owns a 48.5% equity interest in CEPP. An affiliate of Coastal Power is involved in arranging the fuel for the project and another affiliate operates the project pursuant to a contract with CEPP. The electrical energy is sold to the national electric utility of the Dominican Republic under a long-term contract.

      Coastal Nejapa Ltd. and other affiliates lease an independent power project near Apopa, El Salvador. The heavy-fuel-oil plant has a capacity of approximately 91 megawatts, which is currently being expanded by 53 megawatts. Coastal Power, through its affiliates, currently receives approximately 86.6% of the distributable cash flow and a Salvadoran investor receives the remainder. Coastal affiliates provide fuel for this project. The electrical energy is sold to the national electric utility of El Salvador under a long-term contract.

      Coastal Wuxi Power Ltd., an affiliate of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture company to own, construct, and operate a simple-cycle, diesel-fired peaking plant in April 1995. The project has a capacity of approximately 40 megawatts and is located in Wuxi City, Province of Jiangsu, The People's Republic of China. Coastal Wuxi Power Ltd. owns a 60% equity interest in the joint venture. The project commenced the sale of electrical energy in the first quarter of 1996.

      Coastal Suzhou Power Ltd., a subsidiary of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own, and operate an independent power project, in October 1995. The project, when completed, will have a capacity of approximately 76 megawatts, and will be located in Suzhou City, Province of Jiangsu, The People's Republic of China. Coastal Suzhou Power Ltd. owns a 60% equity interest in the joint venture. When the project is completed in the summer of 1996, it will sell power to the local utility under a long-term contract.

      In December 1995 Coastal Nanjing Power Ltd., a subsidiary of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture to develop, construct, own and operate an independent power project. The project, when completed, will have a capacity of approximately 72 megawatts and will be located in Nanjing City, Jiangsu Province, The People's Republic of China. Coastal Nanjing Power Ltd. owns an 80% equity interest in the joint venture. The project is scheduled to commence operations by the end of 1996 and plans to sell power to the local utility under a long-term contract, which is presently under negotiation.

     A subsidiary of Coastal Power is in the process of completing negotiations to build and operate a 140-megawatt capacity natural gas-fired power plant in Quetta, Pakistan. The Coastal Power subsidiary will hold a 50% voting interest in the project with Habibullah Energy Limited, a Pakistan entity, holding the remaining 50%. The power from the project will be sold to the national utility under a long-term contract.

Competition

      Coastal is subject to competition with other energy organizations and utilities seeking to develop and acquire independent power operations. Due to an excess of generation capacity in the domestic market, Coastal and many other power producers are concentrating their efforts abroad, where the demand for independent power production is greater and opportunities exist for greater rates of return. International competition continues to increase as the world market for independent power production develops and power purchasers employ competitive bidding for project awards. In the United States and international locations, the sale of power and the operation of power cogeneration facilities are regulated by the applicable laws, rules and regulations of the respective governments and agencies having jurisdiction.


                                OTHER OPERATIONS

      On November 3, 1995, Advance Transportation Company ("Advance") merged into the Company's trucking subsidiary, ANR Freight System, Inc. Under the terms of the merger, the surviving company has changed its name to ANR Advance Transportation Company, Inc. and is owned by a holding company, ANR Advance Holdings, Inc., which is in turn owned 50% by a subsidiary of Coastal and 50% by certain former owners of Advance. The combined company created the third largest regional carrier in the Great Lakes/Central States region, has a fleet of 7,100 pieces of revenue equipment and serves an area including 16 states as well as Canada and Mexico from a network of approximately 60 terminals. Due to this merger, trucking operations do not constitute a business segment of the Company.


                                   COMPETITION

      Coastal and its subsidiaries are subject to competition. In all the Company's business segments, competition is based primarily on price with factors such as reliability of supply, service and quality being considered. The natural gas systems; refining, marketing and distribution, and chemicals; exploration and production; coal; and power subsidiaries of Coastal are engaged in highly competitive businesses against competitors, some of which have significantly larger facilities and market share. See also the discussion of competition under "Natural Gas Systems," "Refining, Marketing and Distribution, and Chemicals," "Exploration and Production," "Coal" and "Power" herein.


                                  ENVIRONMENTAL

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $45 million in 1995 on environmental capital projects and anticipates capital expenditures of approximately $55 million in 1996 in order to comply with such laws and regulations. The majority of the 1996 expenditures is attributable to construction projects at the Company's refineries. The Company currently anticipates capital expenditures for environmental compliance for the years 1997 through 1999 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $341 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At 5 other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

      In January 1996, the EPA Region II issued a Notice of Violation to Coastal Eagle Point Oil Company, a subsidiary of Coastal, and the Eagle Point Cogeneration Partnership, in which Coastal has an indirect 50% interest. The EPA's Notice alleges certain violations of air and operating permits at the New Jersey facility, but the EPA has not specified the relief it is seeking. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

      The Texas Natural Resources Conservation Commission ("TNRCC") alleges that Coastal Refining & Marketing, Inc. ("CR&M"), a subsidiary of the Company, has violated certain solid and hazardous waste laws and regulations, including the Resources Conservation and Recovery Act. The TNRCC has referred the allegations to the office of the Attorney General of the State of Texas. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

      In January 1993, the State of Texas filed suit against the Corpus Christi, Texas refinery of CR&M alleging failure to comply in 1992 with certain administrative orders relating to groundwater contamination and seeking penalties in unspecified amounts. The Company believes that this suit could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

      A subsidiary of ANR Pipeline owns a 9.4% interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 370-mile pipeline which transports gas from Canada to the northeastern United States (the "Iroquois Pipeline"). Iroquois contracted with Iroquois Pipeline Operating Company ("IPOC") for IPOC to construct and operate the Iroquois Pipeline. IPOC is not affiliated with ANR Pipeline. Federal and state agencies (including the United States Attorney's office for the Northern District of New York) have been investigating alleged civil and criminal violations of laws related to the construction and operation of the Iroquois Pipeline. A global resolution of the federal civil and criminal investigations and agency proceedings could involve fines and other monetary sanctions that would not be material to the consolidated financial position or results of operations of ANR Pipeline. In conjunction with this, and although no agreements have been reached regarding the disposition of these matters, ANR Pipeline has recorded a reserve for its share of the potential expense of the Iroquois investigation and proceedings.

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

Item 3.    Legal Proceedings.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

      The principal market on which Coastal Common Stock is traded is the New York Stock Exchange; Coastal Common Stock is also listed on The Stock Exchange in London, the Stock Exchanges of Dusseldorf, Frankfurt, Hamburg and Munich in Germany and on the Amsterdam Stock Exchange. The Class A Common Stock of Coastal is non-transferable; however, such stock is convertible share-for-share into Coastal Common Stock. As of March 13, 1996, the approximate number of holders of record of Common Stock was 8,894 and of the Class A Common Stock was 3,458.

      The following table presents the high and low sales prices for Coastal common shares based on the daily composite listing of transactions for New York Stock Exchange stocks.

                                               1995                                         1994
                                -----------------------------------          ------------------------------------
      Quarters                    High         Low        Dividends            High          Low        Dividends
--------------------            --------      -----       ---------          --------       -----       ---------

First Quarter                    $29.50      $25.13          $.10             $33.75       $27.50         $.10
Second Quarter                    31.75       28.38           .10              32.63        26.88          .10
Third Quarter                     34.25       30.25           .10              33.25        27.38          .10
Fourth Quarter                    37.75       31.13           .10              29.13        24.75          .10

      Coastal expects to continue paying dividends in the future. Dividends of $.09 per share were paid on the Class A Common Stock for each quarterly period in 1995 and 1994. At December 31, 1995, under the most restrictive of its financing agreements, the Company was prohibited from paying dividends and distributions on its Common Stock, Class A Common Stock and preferred stocks in excess of approximately $528.4 million.

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

                                                                   Year Ended December 31,
                                            ---------------------------------------------------------------------
                                               1995           1994           1993           1992          1991
                                            -----------   ------------   ------------   ------------   ----------

Operating revenues                          $  10,447.7   $   10,215.3   $   10,136.1   $   10,062.9   $  9,554.8

Earnings (loss) before extraordinary item         270.4          232.6          118.3         (126.8)         8.7

Net earnings (loss)                               270.4          232.6          115.8         (126.8)         8.7

Earnings (loss) per common and common
   equivalent share before extraordinary
   item                                            2.40           2.05           1.02          (1.23)         .08

Net earnings (loss) per common and
   common equivalent share                         2.40           2.05           1.00          (1.23)         .08

Cash dividends per common share*                    .40            .40            .40            .40          .40

Total assets                                   10,658.8       10,534.6       10,227.1       10,579.8     10,520.3

Debt, excluding current maturities              3,661.7        3,720.2        3,812.5        4,306.1      3,865.6

Mandatory redemption preferred stock,
   excluding current maturities                      .6             .6           26.6           36.7         49.2

*  In addition, cash dividends of $.36 per share were paid on the Company's Class A Common Stock in 1995, 1994,
   1993, 1992 and 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 through F-9 hereof.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

      The information called for by this Item with respect to the directors is set forth under "Election of Directors" and "Information Regarding Directors" in the Coastal Proxy Statement for the May 2, 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

      The executive officers of the Registrant as of March 13, 1996, were as follows:

             Name (Age), Year First      Positions and Offices
               Elected An Officer        with the Registrant

      O. S. Wyatt, Jr. (71), 1955        Chairman of the Board of Directors
      David A. Arledge (51), 1982        President, Chief Executive Officer,
                                            Chief Financial Officer and Director
      Harold Burrow (81), 1974           Vice Chairman of the Board of
                                            Directors, Chairman of the Board of
                                            Directors of Colorado
      James F. Cordes (55), 1985         Executive Vice President and Director
      James A. King (56), 1992           Executive Vice President
      Sam F. Willson, Jr. (66), 1974     Executive Vice President
      Jerry D. Bullock (66), 1992        Senior Vice President
      Jeffrey A. Connelly (49), 1988     Senior Vice President
      Carl A. Corrallo (52), 1993        Senior Vice President and General
                                            Counsel
      Donald H. Gullquist (52), 1994     Senior Vice President
      Coby C. Hesse (48), 1986           Senior Vice President and Controller
      Dan J. Hill (55), 1978             Senior Vice President
      Kenneth O. Johnson (75), 1978      Senior Vice President and Director
      Austin M. O'Toole (60), 1974       Senior Vice President and Secretary
      Jack C. Pester (61), 1987          Senior Vice President
      James L. Van Lanen (51), 1985      Senior Vice President
      M. Truman Arnold (67), 1993        Vice President
      Daniel F. Collins (54), 1989       Vice President
      Robert C. Hart (51), 1994          Vice President
      John J. Lipinski (45), 1995        Vice President
      Edward A. More (47), 1995          Vice President
      M. Frank Powell (45), 1993         Vice President
      Thomas M. Wade (43), 1995          Vice President
      Ronald D. Matthews (48), 1994      Treasurer

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

Item 11.   Executive Compensation.

     The information called for by this item is set forth under "Executive Compensation," "Compensation and Executive Development Committee Report on Executive Compensation," "Pension Plan Table" and "Performance Graph - Shareholder Return on Common Stock" in the Coastal Proxy Statement for the May 2, 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The information called for by this item is set forth under "Stock Ownership," "Election of Directors" and "Information Regarding Directors" in the Coastal Proxy Statement for the May 2, 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

      The information called for by this item is set forth under "Election of Directors," and "Transactions with Management and Others" in the Coastal Proxy Statement for the May 2, 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements and Supplemental Information.

                 The following Consolidated Financial Statements of Coastal and Subsidiaries and Supplemental Information are included in response to
           Item 8 hereof on the attached pages as indicated:

                                                                            Page

           Independent Auditors' Report...................................  F-10
           Statement of Consolidated Operations for the years ended
              December 31, 1995, 1994 and 1993............................  F-11
           Consolidated Balance Sheet at December 31, 1995 and 1994.......  F-12
           Statement of Consolidated Cash Flows for the years ended
              December 31, 1995, 1994 and 1993............................  F-14
           Statement of Consolidated Common Stock and Other Stockholders'
              Equity for the years ended December 31, 1995, 1994 and 1993.  F-15
           Notes to Consolidated Financial Statements.....................  F-16
           Supplemental Information on Oil and Gas Producing Activities
              (Unaudited).................................................  F-39
           Supplemental Statistics for Coal Mining Operations (Unaudited).  F-43

      2.   Financial Statement Schedules.

              The following schedules of Coastal and Subsidiaries are included on the attached pages as indicated:

                                                                            Page
           Schedule I    -   Condensed Financial Information of the
                             Registrant....................................  S-1
           Schedule II   -   Valuation and Qualifying Accounts.............  S-6

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

           10.14* Pension Plan for Employees of The Coastal Corporation as of
                  January 1, 1993, as further amended by the Fourth Amendment dated May 20, 1994, Fifth Amendment dated August 17, 1994, Sixth Amendment dated August 30, 1994, Seventh Amendment dated October 30, 1995, Eighth Amendment dated December 29, 1995 and Ninth Amendment dated December 29, 1995.

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

          -------------------------
          Note:
             + Indicates documents incorporated by reference from the prior filing indicated.
             *   Indicates documents filed herewith.

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

      THE COASTAL CORPORATION
      (Registrant)


                 DAVID A. ARLEDGE
By:   ---------------------------------------
      David A. Arledge
      President and Chief Executive Officer
      March 27, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 O. S. WYATT, JR.
By:   ---------------------------------------
      O. S. Wyatt, Jr.
      Chairman of the Board
      March 27, 1996


                DAVID A. ARLEDGE
By:   ---------------------------------------
      David A. Arledge
      Principal Financial Officer and Director
      March 27, 1996


                  COBY C. HESSE
By:   ---------------------------------------
      Coby C. Hesse
      Principal Accounting Officer
      March 27, 1996


                 JOHN M. BISSELL
By:   ---------------------------------------
      John M. Bissell
      Director
      March 27, 1996

                                      * * *

             GEORGE L. BRUNDRETT, JR.
By:   ---------------------------------------
      George L. Brundrett, Jr.
      Director
      March 27, 1996

                  HAROLD BURROW
By:   ---------------------------------------
      Harold Burrow
      Director
      March 27, 1996

                ROY D. CHAPIN, JR.
By:   ---------------------------------------
      Roy D. Chapin, Jr.
      Director
      March 27, 1996

                 JAMES F. CORDES
By:   ---------------------------------------
      James F. Cordes
      Director
      March 27, 1996

                  ROY L. GATES
By:   ---------------------------------------
      Roy L. Gates
      Director
      March 27, 1996

               KENNETH O. JOHNSON
By:   ---------------------------------------
      Kenneth O. Johnson
      Director
      March 27, 1996

                JEROME S. KATZIN
By:   ---------------------------------------
      Jerome S. Katzin
      Director
      March 27, 1996

                THOMAS R. McDADE
By:   ---------------------------------------
      Thomas R. McDade
      Director
      March 27, 1996

                L. D. WOODDY, JR.
By:   ---------------------------------------
      L. D. Wooddy, Jr.
      Director
      March 27, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially commodity prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

      The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

      The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

Net return on average common stockholders' equity............................      10.8%       10.0%        5.2%
Cash flow from operating activities to long-term debt........................      17.7%       18.0%       21.2%
Total debt to total capitalization...........................................      59.4%       61.7%       64.3%
Times interest earned (before tax)...........................................       1.8         1.8         1.4

      The above ratios reflect increased earnings and decreased long-term debt in both 1995 and 1994. The 1995 and 1994 decreases in the cash flow from operating activities to long-term debt ratio resulted from changes in working capital partially offset by increased distributions from equity investments as well as increased earnings.

      Cash flows provided from operating activities were $649.1 million in 1995, $669.1 million in 1994 and $809.8 million in 1993. The decreases for 1995 and 1994 can be primarily attributed to increases for working capital requirements partially offset by increased earnings and an increase in distributed earnings from equity investments.

      Capital expenditures amounted to $626.8 million, $543.2 million and $392.7 million in 1995, 1994 and 1993, respectively. The 1995 increase is primarily due to continued expansion in the Exploration and Production segment as reserve additions in 1995 were more than triple 1995 production. Property additions also increased in the Natural Gas segment due to additions for the regulated pipeline subsidiaries. Expenditures were reduced in the Refining, Marketing and Chemicals segment as major improvements made at the refineries and expansion of petrochemical operations in 1994 did not recur at the same level in 1995. The increased expenditures in 1994 were due to expansion of the earnings bases in the Refining, Marketing and Chemicals and Exploration and Production segments.

      Proceeds from the sale of property increased by $79.5 million in 1995 as a result of the sale of certain Refining, Marketing and Chemicals liquids pipelines to a limited partnership. Additions to investments in 1995 increased primarily due to investments in power projects while the 1994 decrease resulted from reduced advances to gas pipeline partnerships. Proceeds from investments decreased in 1995 and increased in 1994 primarily as a result of the Company's sale of exploration and production interests in Argentina. Prepayments for gas supply and payments for settlement of natural gas contract disputes required an investment of $11.4 million in 1993.

      The Company was able to reduce debt by $49.3 million and $208.9 million in 1995 and 1994, respectively, primarily by the use of internally generated funds and other financial transactions. The 1995 and 1994 changes in redemption of mandatory redemption preferred stock are due to ANR Pipeline Company ("ANR Pipeline') redeeming all shares of its outstanding Cumulative Preferred Stock in 1994.

      Capital expenditures for 1996, including the Company's equity investments in partnerships and joint ventures, are currently budgeted at approximately $695 million; however, future expenditures are dependent on conditions in the energy industry. These expenditures are primarily for completion of projects in process, operational necessities, environmental requirements, expansion projects and increased efficiency. Other expansion opportunities will continue to be evaluated.

      Financing for budgeted expenditures and mandatory debt retirements in 1996 will be accomplished by the use of internally generated funds, existing credit lines, proceeds from the sale of selective non-core assets and new financings.

      On February 28, 1996, the Company announced that it will seek qualified buyers for its coal operations. The proceeds from the proposed sale, which the Company plans to complete in 1996, are expected to be used to significantly strengthen the Company's balance sheet by the repayment of high-cost debt and other obligations, and to provide improved financial flexibility to pursue opportunities in the Company's other lines of business. See Note 16 of the Notes to Consolidated Financial Statements.

      Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will also be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

      Unused lines of credit at December 31, 1995 were as follows (millions of dollars):

           Short-term.......................................    $  475.3
           Long-term*.......................................       553.5
                                                                --------
                                                                $1,028.8

     *$235 million of unused long-term credit lines is dedicated to a specific use.

      Credit agreements of certain subsidiaries contain covenants which limit the making of advances to affiliates and payment of dividends. Where applicable, restrictions are generally in the form of computed capacities with respect to advances and the payment of dividends. At December 31, 1995, net assets of consolidated subsidiaries amounted to approximately $5.5 billion, of which approximately $1.9 billion was restricted. These provisions have not and are not expected to have any meaningful impact on the ability of the Company to meet its cash obligations.

      The Company's operations involve managing market risks related to changes in interest rates and foreign exchange rates. Derivative financial instruments, specifically interest rate swaps and foreign currency swaps, are used to reduce and manage these risks. The Company currently does not hold or issue financial instruments for trading purposes.

      The Company has entered into a number of interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce the exposure to interest rate fluctuations. At December 31, 1995, the Company had interest rate swaps with a notional amount of $34.5 million, and a portfolio of variable rate debt outstanding in the amount of $537.6 million. The Company has also entered into a number of interest rate swap agreements which have effectively converted $419.2 million of fixed rate debt into floating rate debt. The variable rate swaps have rates equal to the London Interbank Offered Rate ("LIBOR"), which is subject to change over time as LIBOR fluctuates. Terms expire at various dates through the third quarter of the year 2000. At December 31, 1995, the Company had no exposure to credit loss on interest rate swaps.

      The Company has also entered into a foreign currency swap to fully hedge to maturity the foreign currency denominated debt of the Company. At December 31, 1995, the Company had outstanding swiss franc-denominated debt of $66.5 million. This swap involves the exchange of interest payments in differing currencies at exchange rates effective at the time the agreement was entered into, and provides for the exchange of principal amounts at maturity, usually through an escrow arrangement to limit credit risk. The Company has also entered into an interest rate swap with a notional amount of 16.4 million Swiss francs under which the Company pays a fixed rate of 4.72% and receives a floating rate established in the interbank market. At December 31, 1995, the floating rate was 2.0%. At December 31, 1995, Coastal had exposure to credit loss of approximately $50.0 million on currency swaps.

      Neither the Company nor the counterparties are required to collateralize their respective obligations under these swaps. Coastal is exposed to loss if one or more of the counterparties default. The counterparties on these transactions are prominent banking institutions and the Company is of the opinion that there is no material exposure to credit loss. See Note 8 of the Notes to Consolidated Financial Statements for more information on these swaps. The Company does not believe that any reasonably likely change in interest rates or foreign currency indexes would have a material adverse effect on the financial position or the results of operations of the Company.

     All interest rate and currency swaps are reported to and, when necessary, are approved by the Company's Board of Directors. The Company and its subsidiaries also frequently enter into swaps, futures and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The swaps, futures and other contracts are with established exchanges, energy companies and major financial institutions. The Company believes its credit risk is minimal on these transactions, as the counterparties are required to meet stringent credit standards. There is continuous day-to-day involvement by senior management in the hedging decisions, operating under resolutions adopted by each subsidiary's board of directors.

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), to be effective in 1996. The provisions of FAS 121 require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The application of the new standard is not expected to have a material effect on the Company's results of operations or financial position in 1996.

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the statement of consolidated operations or making pro forma disclosures in the notes to financial statements as to the effects on net earnings as if the compensation cost had been recognized in the statement of consolidated operations. The Company will adopt FAS 123 in 1996 by making pro forma disclosures in the notes to financial statements.

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $45 million in 1995 on environmental capital projects and anticipates capital expenditures of approximately $55 million in 1996 in order to comply with such laws and regulations. The majority of the 1996 expenditures is attributable to construction projects at the Company's refineries. The Company currently anticipates capital expenditures for environmental compliance for the years 1997 through 1999 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At 15 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $341 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At 5 other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

                              Results of Operations

      The Company operates principally in the following lines of business: natural gas; refining, marketing and chemicals; exploration and production; coal; and power.

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

      ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993, and Colorado Interstate Gas Company's ("CIG") restructured services became effective October 1, 1993. Both subsidiaries now offer a wide range of "unbundled" storage, transportation and balancing services. As a result of Order 636, ANR Pipeline no longer offers merchant services. CIG's gas sales for resale contracts, which have been unbundled at the producer wellhead per Order 636, extend through September 30, 1996. While operating revenues for interstate pipelines have been reduced as a result of the implementation of Order 636, purchases and other related costs have also been reduced by a similar amount.

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $   2,898.6     $   3,075.7      $  3,247.9
Depreciation, depletion and amortization........................            152.3           151.0           145.4
Operating profit................................................            403.5           431.3           405.2
Total throughput volume (Bcf)...................................            2,102           1,980           1,908


      1995 Versus 1994. The decrease in operating revenue of $177 million can be primarily attributed to decreased prices more than offsetting increased volumes for the unregulated gas marketing companies. Also contributing to the revenue decrease was a reduction in the volumes of gas auctioned by ANR Pipeline on the open market. Partially offsetting the decreases was an increase in transportation revenue due primarily to increased volumes. Total throughput volumes for the pipelines increased by approximately 6% while the volumes managed by the gas marketing companies increased by 15%.

      Purchases decreased by $163 million in 1995, as decreased prices more than offset increased volumes for the unregulated gas marketing companies, resulting in a gross profit decrease of $14 million.

      The operating profit decrease of $28 million results from decreased sales margins of $24 million, decreased storage revenue of $23 million, increased operating expenses of $10 million and other decreases of $7 million offset by increased transportation revenue of $28 million and increased sales volumes of $8 million.

      The increased operating expense results from non-recurring 1994 expense reductions of $13 million (primarily related to revisions of certain estimated costs) and other expense increases partially offset by decreases for storage and transportation expenses and gas used in operations.

      The operating revenue and operating profit decreases reflect the increased competition in the natural gas industry. The regulated subsidiaries took steps, such as re-engineering projects and cost-cutting efforts, to meet this competition, while the unregulated companies expanded their presence across North America. Also impacting this segment's results is the excess pipeline capacity in the midwestern United States, where margins have been compressed by plentiful supplies of natural gas and market distortions caused by an underpriced secondary market for pipeline capacity. The Company believes this capacity overhang will lessen by the end of the decade as demand for natural gas grows and competitors convert or retire underutilized assets.

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

      The Natural Gas group continued to show improvement in 1994 even as weather patterns varied from a frigid first quarter to a balmy last quarter. The regulated operations benefited from the SFV rate methodology decisions made by the FERC, while the unregulated operations found opportunities in the marketplace as customers and end-users sought more efficient ways to obtain and manage their gas.

      Refining, Marketing and Chemicals. Refining, marketing and chemicals operations involve the purchase, transportation and sale of refined products, crude oil, condensate and natural gas liquids; the operation of refining and chemical plants; the sale at retail of gasoline, petroleum products and convenience items; petroleum product terminaling and marketing of crude oil and refined petroleum products worldwide.

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $   6,851.3     $   6,458.9      $  6,200.9
Depreciation, depletion and amortization........................             61.8            53.9            45.6
Operating profit ...............................................            208.8           153.3            98.3
Refined product sales (MM Bbls).................................              301             298             294

      1995 Versus 1994. Operating revenues increased by $392 million as a result of increased prices and volumes. The volume increase is primarily due to increased throughput of 15,000 barrels per day at the Company's refineries.

      Purchases for the segment increased by $335 million, resulting in an increased gross profit of $57 million. Increased volumes of $111 million and a gain of $17 million from the sale of interests in certain liquid pipeline assets offset by reduced margins of $64 million and other decreases of $7 million make up the gross profit increase. On an industrywide basis, refinery margins in 1995 were the second worst seen in the past decade.

      The operating profit increase of $55 million results from the increased gross profit of $57 million and reduced operating expenses of $6 million being offset by increased depreciation, depletion and amortization of $8 million. The decreased operating expenses result from decreases at the refineries due to reduced fuel costs and other improvements more than offsetting increases for the retail and chemical operations. The reduced refinery operating expenses result from improvements made at the refineries as part of Coastal's objective to be a low-cost operator. The increases for retail and chemical operations result from the acquisition of additional convenience stores and expanded chemicals operations, respectively. Depreciation, depletion and amortization increased due to the expanded operations noted above.

      The marketing of paraxylene from Coastal's petrochemical plant in Montreal East, Quebec was a strong contributor to the segment's operating profit in 1995 and should continue to make significant contributions. By the end of 1995, production capacity was boosted to 310,000 tons per year from a capacity of 180,000 tons per year at December 31, 1994 to take advantage of the strong market.

      Also in 1995, the marketing group began a review of their operations to determine an optimal level of integration with the Company's refineries. As a result, the Company has pulled out of 60 less profitable terminal facilities. The restructuring will be completed in 1996.

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

      The operating profit increase of $55 million results from the increased gross profit of $83 million being partially offset by increased operating expenses of $20 million and higher depreciation, depletion and amortization of $8 million. The increase in operating expense results from expanded petrochemical operations and volume increases in other areas; while the higher depreciation, depletion and amortization is a result of expanded foreign and petrochemical operations.

      Exploration and Production. Exploration and production operations involve the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. The segment also includes related intrastate natural gas marketing activities and gas processing plant operations.

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $     268.7     $     298.9      $    357.3
Depreciation, depletion and amortization........................            105.5           106.0           109.1
Operating profit................................................             24.9            41.8            49.9
Natural gas production (MMcf/d).................................              234             218             207
Oil, condensate and natural gas liquids production (bpd)........           13,231          12,237          13,533
Average sales price - net of production taxes (dollars):
   Gas (per Mcf)................................................      $      1.50     $      1.77      $     1.93
   Oil, condensate and natural gas liquids (per bbl)............            16.35           14.34           15.26

      1995 Versus 1994. Operating revenues decreased by $30 million as lower natural gas prices and decreased revenues from natural gas marketing activities were partially offset by increased volumes for all products and higher prices for crude oil, condensate and natural gas liquids. Natural gas revenue decreases of $41 million, including $28 million for natural gas marketing, and other decreases of $6 million were partially offset by increases of $17 million for crude oil, condensate and natural gas liquids.

      The operating profit decrease of $17 million results from decreased natural gas prices of $23 million, reduced gross profit from natural gas marketing activities of $4 million, increased operating expenses of $11 million and other decreases of $5 million offset by increased volumes of $16 million and increased prices for crude oil, condensate and natural gas liquids of $10 million. The increased operating expenses result from additional producing wells acquired or drilled during the year.

      Even with up to 25 percent of natural gas production shut in earlier in the year because of unsatisfactory prices, average production of natural gas increased by 7%. Net production of crude oil and condensate increased by 11% over the 1994 production. In addition, Coastal added reserves in 1995 that were more than triple the 1995 production, increasing reserves to more than 1 trillion cubic feet of natural gas equivalent.

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

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $     459.6     $     451.3      $    443.2
Depreciation, depletion and amortization........................             31.3            28.9            28.5
Operating profit................................................             98.7            98.2            95.1
Captive and brokered sales (millions of tons)...................             18.0            17.5            17.4

      1995 Versus 1994. The increase in coal revenues is a result of increased volumes sold more than offsetting reduced prices. Much of the volume increase came from increased demand in the steam coal market. The segment experienced a 5% increase in volumes sold and produced, while industrywide coal production and sales decreased about 1%.

      The operating profit increase of $1 million results from increased sales volumes of $14 million offset by decreased prices of $4 million; increased operating expenses of $4 million; increased depreciation, depletion and amortization of $3 million and other of $2 million. Operating expenses, including coal costs, and depreciation, depletion and amortization increased as a result of the volume increase. The other decrease results from reduced brokerage and royalty volumes.

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

     Power. Power operations include the ownership of, participation in and operation of power projects in the United States and internationally.

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $      48.4     $      27.2      $     26.1
Depreciation, depletion and amortization........................              2.0             1.5             1.5
Operating profit................................................              7.8             2.7             3.9

      1995 Versus 1994. The increase in operating revenues of $21 million results primarily from the power plant in El Salvador beginning operations in 1995. The operating profit increase of $5 million results from the increased revenues of $21 million offset by increased operating expenses, also due to the El Salvador operations, of $16 million.

      In addition to the El Salvador plant, construction was completed on a power plant in Wuxi City, China, in which the Company has an equity interest, and the Company purchased a 48% interest in a power plant in the Dominican Republic in 1995. The Company's investment in these partially-owned projects is normally reflected on an equity basis, thus the earnings are classified as other income-net rather than operating profit. In 1995, the equity income from these equity investments amounted to $20 million.

      1994 Versus 1993. The operating revenues increased by $1 million, while operating profit decreased by $1 million. The operating profit decrease is due to expenses related to the acquisition of cogeneration facilities.

     Other. Other operations involve trucking, real estate and other activities.

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $     148.3     $     181.1      $    160.9
Depreciation, depletion and amortization........................              5.7             5.9             6.4
Operating profit (loss).........................................              7.3             6.3           (16.7)

      1995 Versus 1994. Effective November 3, 1995, Coastal's trucking operations were merged into a new company in which Coastal has a 50% interest. The $33 million decrease in operating revenues results from decreased rates and volumes for the trucking operations through October, 1995 and no operating revenues during the last two months due to the merger noted above. Operating profit increased by $1 million as the reduced revenues were more than offset by reduced expenses for the trucking and other operations.

      1994 Versus 1993. The $20 million increase in operating revenues results primarily from volume increases for the trucking operations, while the $23 million increase in operating profit results from the $20 million revenue increase and a $3 million decrease in operating expenses. The trucking operations operating profit increased by $14 million, real estate activities increased by $6 million and other operations increased by $3 million to make up the 1994 operating profit increase.

                               Other Income - Net

      1995 Versus 1994. Other income-net decreased by $10 million in 1995 due to reduced equity income from unconsolidated subsidiaries, primarily from the 50% owned Pacific Refining Company.

      1994 Versus 1993. Other income-net decreased by $8 million in 1994 due to the nonrecurrence of a 1993 settlement amount of $3 million and other decreases of $5 million.

                            Interest and Debt Expense

      1995 Versus 1994. Interest and debt expense increased by $8 million in 1995 due to certain favorable 1994 financing costs transactions and interest adjustments not recurring, partially offset by reduced average debt levels and a slightly lower average interest rate. At December 31, 1995, after giving effect to interest rate swaps, approximately 31 percent of the Company's debt was tied to money-market related rates.

      1994 Versus 1993. Interest and debt expense decreased by $35 million in 1994, primarily as a result of lower debt levels, lower average interest rates and reduced other financial costs more than offsetting increases in interest on customers refunds.

                                 Taxes on Income

      Income taxes fluctuated primarily as a result of changing levels of income before taxes and changes in the effective federal income tax rate. The effective federal income tax rate for 1995 was affected by certain foreign subsidiaries' unremitted earnings, which are considered to be indefinitely reinvested outside the United States and, accordingly, no U.S. income taxes have been provided on those earnings. The 1993 taxes included a $29 million charge for the cumulative effect of adjusting the deferred federal income tax liability to reflect the change in the corporate federal income tax rate from 34% to 35%.

                               Extraordinary Item

      The 1993 extraordinary loss, net of income taxes, resulted from early retirement of debt. See Note 13 of the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
The Coastal Corporation
Houston, Texas


      We have audited the accompanying consolidated balance sheets of The Coastal Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Coastal Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.








DELOITTE & TOUCHE LLP



Houston, Texas
February 1, 1996

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars Except Per Share)


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

OPERATING REVENUES..............................................      $  10,447.7     $  10,215.3      $  10,136.1
                                                                      -----------     -----------      -----------

OPERATING COSTS AND EXPENSES
   Purchases....................................................          7,554.2         7,360.5          7,400.2
   Operating expenses...........................................          1,764.0         1,758.0          1,744.5
   Depreciation, depletion and amortization.....................            378.5           363.2            355.7
                                                                      -----------     -----------      -----------
                                                                          9,696.7         9,481.7          9,500.4
                                                                      -----------     -----------      -----------

OPERATING PROFIT................................................            751.0           733.6            635.7
                                                                      -----------     -----------      -----------

OTHER INCOME-NET................................................             51.6            61.2             68.9
                                                                      -----------     -----------      -----------

OTHER EXPENSES
   General and administrative...................................             64.7            62.1             59.7
   Interest and debt expense....................................            415.4           407.8            442.5
   Taxes on income..............................................             52.1            92.3             84.1
                                                                      -----------     -----------      -----------
                                                                            532.2           562.2            586.3
                                                                      -----------     -----------      -----------

EARNINGS BEFORE EXTRAORDINARY ITEM..............................            270.4           232.6            118.3
   Extraordinary item-loss on early extinguishment of debt......                -               -             (2.5)
                                                                      -----------     -----------      -----------

NET EARNINGS ...................................................            270.4           232.6            115.8
DIVIDENDS ON PREFERRED STOCK....................................             17.4            17.4             11.3
                                                                      -----------     -----------      -----------

NET EARNINGS AVAILABLE TO
   COMMON STOCKHOLDERS..........................................      $     253.0     $     215.2      $     104.5
                                                                      ===========     ===========      ===========

EARNINGS PER SHARE:
   Before extraordinary item....................................      $      2.40     $      2.05      $      1.02
   Extraordinary item...........................................                -               -             (.02)
                                                                      -----------     -----------      -----------

NET EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE......................................      $      2.40     $      2.05      $      1.00
                                                                      ===========     ===========      ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1995            1994
                                                                                      -----------      ----------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents.....................................................     $      58.4      $     73.5
   Receivables, less allowance for doubtful accounts of
      $21.4 million (1995) and $19.0 million (1994)..............................         1,192.3         1,306.0
   Inventories...................................................................           781.1           818.1
   Prepaid expenses and other....................................................           218.3           230.3
                                                                                      -----------      ----------
      Total Current Assets.......................................................         2,250.1         2,427.9
                                                                                      -----------      ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Natural gas systems...........................................................         5,866.2         5,763.7
   Refining, crude oil and chemical facilities...................................         1,957.8         2,005.7
   Gas and oil properties-at full-cost...........................................         1,450.9         1,283.7
   Other.........................................................................           743.1           722.8
                                                                                      -----------      ----------
                                                                                         10,018.0         9,775.9
   Accumulated depreciation, depletion and amortization..........................         3,556.1         3,441.2
                                                                                      -----------      ----------
                                                                                          6,461.9         6,334.7

OTHER ASSETS
   Goodwill......................................................................           525.7           544.5
   Investments - equity method ..................................................           447.4           378.3
   Other.........................................................................           973.7           849.2
                                                                                      -----------      ----------
                                                                                          1,946.8         1,772.0
                                                                                      -----------      ----------
                                                                                      $  10,658.8      $ 10,534.6
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1995            1994
                                                                                      -----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable.................................................................     $     123.2      $     57.2
   Accounts payable..............................................................         1,630.2         1,942.0
   Accrued expenses..............................................................           325.4           329.1
   Current maturities on long-term debt..........................................           128.5           185.3
                                                                                      -----------      ----------
      Total Current Liabilities..................................................         2,207.3         2,513.6
                                                                                      -----------      ----------

DEBT
   Long-term debt, excluding current maturities..................................         3,661.7         3,520.5
   Subordinated long-term debt...................................................               -           199.7
                                                                                      -----------      ----------
                                                                                          3,661.7         3,720.2

DEFERRED CREDITS AND OTHER
   Deferred income taxes.........................................................         1,473.8         1,473.9
   Other deferred credits........................................................           636.6           369.1
                                                                                      -----------      ----------
                                                                                          2,110.4         1,843.0

MANDATORY REDEMPTION PREFERRED STOCK
   Issued by subsidiaries........................................................              .6              .6
                                                                                      -----------      ----------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
   Cumulative preferred stock (with aggregate
      liquidation preference of $209.3 million)..................................             2.7             2.7
   Class A common stock - Issued (1995-404,269 shares;
      1994-415,711 shares).......................................................              .1              .1
   Common stock - Issued (1995-109,168,216 shares;
      1994-108,726,115 shares)...................................................            36.4            36.2
   Additional paid-in capital....................................................         1,225.0         1,214.7
   Retained earnings.............................................................         1,547.1         1,336.0
                                                                                      -----------      ----------
                                                                                          2,811.3         2,589.7
   Less common stock in treasury-at cost (1995-4,395,405 shares;
      1994-4,395,405 shares).....................................................           132.5           132.5
                                                                                      -----------      ----------
                                                                                          2,678.8         2,457.2
                                                                                      -----------      ----------
                                                                                      $  10,658.8      $ 10,534.6
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

NET CASH FLOW FROM OPERATING ACTIVITIES
   Earnings before extraordinary item ..........................      $     270.4     $     232.6      $    118.3
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization..................            382.0           370.2           358.8
      Deferred income taxes.....................................             32.7            39.7            45.8
      Amortization of producer contract reformation costs.......             29.0            32.8            48.3
      Distributed (undistributed) earnings from equity
         investments............................................             28.6           (36.6)          (54.4)
   Working capital and other changes, excluding changes
      relating to cash and non-operating activities:
         Accounts receivable....................................             (8.6)          (59.0)          231.5
         Inventories............................................             36.4           (58.1)          260.5
         Prepaid expenses and other.............................             19.8           (12.6)          (45.2)
         Accounts payable.......................................           (132.3)          299.7          (109.6)
         Accrued expenses.......................................             (2.6)          (59.1)          (23.2)
         Other..................................................             (6.3)          (80.5)          (21.0)
                                                                      -----------     -----------      ----------
                                                                            649.1           669.1           809.8
                                                                      -----------     -----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
      Purchases of property, plant and equipment................           (626.8)         (543.2)         (392.7)
      Proceeds from sale of property, plant and equipment.......            109.6            30.1            29.3
      Additions to investments..................................            (75.2)          (36.0)          (74.3)
      Proceeds from investments.................................             27.5            91.5            39.5
      Gas supply prepayments and settlements....................                -               -           (11.4)
      Recovery of gas supply prepayments........................               .5              .7            31.8
                                                                      -----------     -----------      ----------
                                                                           (564.4)         (456.9)         (377.8)
                                                                      -----------     -----------      ----------

CASH FLOW FROM FINANCING ACTIVITIES
      Increase (decrease) in short-term notes...................            366.0          (206.8)           42.6
      Redemption of mandatory redemption preferred stock........                -           (33.7)          (10.1)
      Proceeds from issuing common stock........................             10.5             5.4            11.9
      Proceeds from issuing preferred stock.....................                -               -           193.5
      Proceeds from long-term debt issues.......................            323.9           199.3           233.1
      Payments to retire long-term debt.........................           (740.9)         (202.8)         (734.3)
      Dividends paid............................................            (59.3)          (59.3)          (53.0)
                                                                      -----------     -----------      ----------
                                                                            (99.8)         (297.9)         (316.3)
                                                                      -----------     -----------      ----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS................................................            (15.1)          (85.7)          115.7
      Cash and cash equivalents at beginning of year............             73.5           159.2            43.5
                                                                      -----------     -----------      ----------
      Cash and cash equivalents at end of year..................      $      58.4     $      73.5      $    159.2
                                                                      ===========     ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED COMMON STOCK AND
                           OTHER STOCKHOLDERS' EQUITY
                  (Millions of Dollars and Thousands of Shares)

                                                                   Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                   1995                     1994                      1993
                                           -------------------      --------------------      -------------------
                                            Shares     Amount        Shares      Amount        Shares     Amount
                                           --------   --------      --------    --------      --------   --------

Preferred Stock, Par Value 33-1/3 cents
    Per Share, Authorized 50,000,000 Shares
    Cumulative Convertible Preferred:
       $1.19, Series A: Beginning balance        63  $      -             65   $      -            69   $      -
       Converted to common...............        (2)        -             (2)         -            (4)         -
                                           --------  --------       --------   --------       -------   --------
              Ending balance.............        61         -             63          -            65          -
                                           ========  --------       ========   --------       =======   --------
       $1.83, Series B: Beginning balance        84        .1             89         .1            95         .1
       Converted to common...............        (5)        -             (5)         -            (6)         -
                                           --------  --------       --------   --------       -------   --------
              Ending balance.............        79        .1             84         .1            89         .1
                                           ========  --------       ========   --------       =======   --------
       $5.00, Series C: Beginning balance        34         -             35          -            36          -
       Converted to common...............        (1)        -             (1)         -            (1)         -
                                           --------  --------       --------   --------       -------   --------
              Ending balance.............        33         -             34          -            35          -
                                           ========  --------       ========   --------       =======   --------
    Cumulative Preferred:
       $2.125, Series H, liquidation
          amount of $25 per share:
       Beginning balance.................     8,000       2.6          8,000        2.6             -          -
       Issuance..........................         -         -              -          -         8,000        2.6
                                           --------  --------       --------   --------       -------   --------
              Ending balance.............     8,000       2.6          8,000        2.6         8,000        2.6
                                           ========  --------       ========   --------       =======   --------
Class A Common Stock, Par Value 33-1/3 cents
    Per Share, Authorized 2,700,000 Shares
       Beginning balance.................       416        .1            423         .1           445         .1
       Converted to common...............       (20)        -            (24)         -          (108)         -
       Conversion of preferred stock and
          exercise of stock options......         8         -             17          -            86          -
                                           --------  --------       --------   --------       -------   --------
              Ending balance.............       404        .1            416         .1           423         .1
                                           ========  --------       ========   --------       =======   --------
Common Stock, Par Value 33-1/3 cents Per Share,
    Authorized 250,000,000 Shares
       Beginning balance.................   108,726      36.2        108,512       36.2       107,967       36.0
       Conversion of preferred stock.....        34         -             31          -            42          -
       Conversion of Class A common
          stock..........................        20         -             24          -           108          -
       Exercise of stock options.........       388        .2            159          -           395         .2
                                           --------  --------       --------   --------       -------   --------
              Ending balance.............   109,168      36.4        108,726       36.2       108,512       36.2
                                           ========  --------       ========   --------       =======   --------
Additional Paid-In Capital
       Beginning balance.................             1,214.7                   1,209.3                  1,006.7
       Issuance of Series H preferred
          stock..........................                   -                         -                    190.9
       Exercise of stock options.........                10.3                       5.4                     11.7
                                                     --------                  --------                 --------
              Ending balance.............             1,225.0                   1,214.7                  1,209.3
                                                     --------                  --------                 --------
Retained Earnings
    Beginning balance....................             1,336.0                   1,162.7                  1,099.9
    Net earnings for period..............               270.4                     232.6                    115.8
    Cash dividends on preferred stock....               (17.4)                    (17.4)                   (11.3)
    Cash dividends on Class A common
       stock, 36 cents (1995), 36 cents
       (1994) and 36 cents (1993) per
       share.............................                 (.1)                      (.2)                     (.2)
    Cash dividends on common stock,
       40 cents (1995), 40 cents (1994)
       and 40 cents (1993) per share.....               (41.8)                    (41.7)                   (41.5)
                                                     --------                  --------                 --------
              Ending balance.............             1,547.1                   1,336.0                  1,162.7
                                                     --------                  --------                 --------
Less Treasury Stock-At Cost..............     4,395     132.5          4,395      132.5         4,415      132.9
                                           ========  --------       ========   --------       =======   --------
TOTAL         ...........................            $2,678.8                  $2,457.2                 $2,278.1
                                                     ========                  ========                 ========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which the Company has a 20% to 50% continuing interest and exercises significant influence. The equity method is also used for investments in limited partnerships in which the Company has an interest of more than 5%. Other investments in which the Company has less than a 20% continuing interest are accounted for by the cost method.

      Statement of Cash Flows. For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. Cash flows of a hedging instrument that is accounted for as a hedge of an identifiable transaction is classified in the same category as the cash flows from the item being hedged. The Company made cash payments for interest and financing fees (net of amounts capitalized) of $443.6 million, $431.8 million and $447.2 million in 1995, 1994 and 1993, respectively. Cash payments for income taxes amounted to $33.3 million, $73.7 million and $21.0 million for 1995, 1994 and 1993, respectively.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

      Inventories. Inventories of refined products and crude oil are accounted by the first-in, first-out cost method or market, if lower. Natural gas inventories are accounted for on the basis used for rate making and in reporting to the Federal Energy Regulatory Commission ("FERC"). Colorado Interstate Gas Company ("CIG") uses the last-in, first-out method. Inventories of coal are accounted for at average cost, or market, if lower. Inventories of materials and supplies are accounted for at average cost.

      Hedges. The Company frequently enters into swaps, futures and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. Coastal defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. The Company also enters into interest rate and foreign currency swaps to manage interest rates and foreign currency risk. Income and expense related to interest rate swaps is accrued as interest rates change and is recognized in income over the life of the agreement. Gains or losses from foreign currency swaps are deferred and are recognized as payments are made on the related foreign currency denominated debt. Such gains and losses are essentially offset by gains or losses on the related debt.

      Property, Plant and Equipment. Property additions include acquisition costs, administrative costs and, where appropriate, capitalized interest allocable to construction. Capitalized interest amounted to $5.9 million, $8.3 million and $8.4 million in 1995, 1994 and 1993, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties but do not include internal general and administrative costs directly related to acquisition, exploration and development activities. These amounts are expensed as incurred.

      Depreciation, depletion and amortization ("DD & A") of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for DD & A is determined by dividing the total unrecovered carrying value of gas and oil properties plus estimated future development costs by the estimated proved reserves included therein, as estimated by an independent engineer. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.89 for 1995, $.96 for 1994 and $1.00 for 1993. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to DD & A expense. No such charge was required in the periods presented. Provisions for depletion of coal properties, including exploration and development costs, are based upon estimates of recoverable reserves using the unit-of-production method. Provision for depreciation of other property is primarily on a straight-line basis over the estimated useful life of the properties. The annual rates of depreciation are as follows:

      Refining, crude oil and chemical facilities.........  3.0%    -    20.0%
      Gas systems.........................................  0.8%    -    20.0%
      Coal facilities.....................................  5.0%    -    33.3%
      Power facilities ...................................  3.3%    -    33.3%
      Transportation equipment............................  5.0%    -    33.3%
      Office and miscellaneous equipment..................  2.5%    -    20.0%
      Buildings and improvements..........................  1.3%    -    20.0%

      Costs of minor property units (or components thereof) retired or abandoned are charged or credited, net of salvage, to accumulated depreciation, depletion and amortization. Gain or loss on sales of major property units is credited or charged to income.

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), to be effective in 1996. The provisions of FAS 121 require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The application of the new standard is not expected to have a material effect on the Company's results of operations or financial position in 1996.

      Goodwill. Goodwill, which primarily relates to the acquisitions of American Natural Resources Company ("ANR") and CIG, amounted to $525.7 million at December 31, 1995, and is being amortized on a straight-line basis over a 40-year period. Amortization expense charged to operations was approximately $19.0 million for 1995, 1994 and 1993, respectively. As warranted by facts and circumstances, the Company periodically assesses the recoverability of the cost of goodwill from future operating income.

     Income Taxes. The Company follows the liability method of accounting for deferred income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     Revenue Recognition. The Company's subsidiaries recognize revenues for the sale of their respective products in the period of delivery. Revenues for services are recognized in the period the services are provided.

     Currency Translation. The U.S. dollar is the functional currency for substantially all the Company's foreign operations. For those operations, all gains and losses from currency translations are included in income currently.

      Earnings per Share. Earnings per common and common equivalent share amounts are based on the average number of common and Class A common shares outstanding during each period, assuming conversion of preferred stocks which are common stock equivalents and exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

      Average shares entering into the computations are:

           1995................................................  105,434,830
           1994................................................  105,207,492
           1993................................................  104,744,124

     Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). The interstate natural gas pipeline and certain storage subsidiaries are subject to the regulations and accounting procedures of the FERC. These subsidiaries meet the criteria and, accordingly, follow the reporting and accounting requirements of FAS 71. FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Although the accounting methods for companies subject to rate regulation may differ from those used by non-regulated companies, the accounting methods prescribed by the regulatory authority conform to the generally accepted accounting principle of matching costs with the revenue to which they apply.

      Transactions which the subsidiaries have recorded differently than a non-regulated entity include the following: the subsidiaries (i) have capitalized the cost of equity funds used during construction, and, (ii) have deferred purchase gas costs, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

      The subsidiaries have applied FAS 71 and evaluate the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the subsidiaries' operations, an amount would be charged to earnings as an extraordinary item. At December 31, 1995, this amount was approximately $85 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS 71. Any potential charge would be noncash and would have no direct effect on the subsidiaries' ability to include the underlying deferred items in their future rate proceedings or on their ability to collect the rates set thereby.

      Reclassification of Prior Period Statements. Certain minor reclassifications have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's results of operations or financial position.

Note 2.    Inventories

      Inventories at December 31 were (millions of dollars):

                                                                                          1995            1994
                                                                                      -----------      -------

      Refined products, crude oil and chemicals..................................     $     556.5      $    596.5
      Natural gas in underground storage.........................................            49.9            34.8
      Coal, materials and supplies...............................................           174.7           186.8
                                                                                      -----------      ----------
                                                                                      $     781.1      $    818.1
                                                                                      ===========      ==========

      Elements included in inventory cost are material, labor and manufacturing expenses.

      The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $36.5 million and $31.2 million at December 31, 1995 and 1994, respectively.

Note 3.    Take-or-Pay Obligations

      Other assets includes $83.2 million and $96.5 million at December 31, 1995 and 1994, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

      As a result of the implementation of Order 636 by CIG on October 1, 1993 (See Note 14 of the Notes to Consolidated Financial Statements), CIG's gas sales are made at negotiated prices and are not subject to regulatory price controls. This does not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that CIG may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993 may continue to be recovered by CIG pursuant to FERC's Order No. 528.

      Contract reformation costs incurred as a result of the mandated Order 636 restructuring will be recovered either under the transition cost mechanisms of Order 636 or through negotiated agreements with customers. The Company believes that these mechanisms provide adequate coverage for such costs.

      Several producers have instituted litigation arising out of take-or-pay claims against subsidiaries of the Company. In the Company's experience, producers' claims are generally vastly overstated and do not consider all adjustments provided for in the contract or allowed by law. The subsidiaries have resolved the majority of the exposure with their suppliers for approximately 13% of the amounts claimed. At December 31, 1995, the Company estimated that unresolved asserted and unasserted producers' claims amounted to approximately $18 million. The remaining disputes will be settled where possible and litigated if settlement is not possible.

      At December 31, 1995, the Company was committed to make future purchases under certain take-or-pay contracts with fixed, minimum or escalating price provisions. Based on contracts in effect at that date, and before considering reductions provided in the contracts or applicable law, such commitments are estimated to be $18 million, $12 million, $1 million, $1 million and $1 million for the years 1996-2000, respectively, and $3 million thereafter. Such commitments have also not been adjusted for all amounts which may be assigned or released, or for the results of future litigation or negotiation with producers.

      The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the years 1995, 1994 and 1993.

Note 4.    Investments

      The Company has interests in corporations and partnerships which are accounted for on an equity basis. These investments, included in Other Assets, are Great Lakes Gas Transmission Limited Partnership (50% interest), which operates an interstate pipeline system; Blue Lake Gas Storage Company (50% interest), which operates a gas storage system in Michigan; Iroquois Gas Pipeline System, L.P. (9.4% interest), which operates a natural gas pipeline; Empire State Pipeline (45% interest), which operates a natural gas pipeline; Compania de Electricidad de Puerto Plata, S.A. (48% interest), which operates a power plant in the Dominican Republic; Javelina Company (40% interest), which operates a gas processing plant in Corpus Christi, Texas; Eagle Point Cogeneration Partnership (50% interest), which operates a cogeneration facility in New Jersey; and several pipeline and other ventures. The Company's investment in these entities, including advances, amounted to $447.4 million and $378.3 million at December 31, 1995 and 1994, respectively. The Company's equity in income of the investments, included in Other Income-Net, was $60.6 million, $75.7 million and $71.9 million in 1995, 1994 and 1993, respectively, while dividends and partnership distributions received amounted to $89.2 million, $39.1 million and $17.5 million in 1995, 1994 and 1993, respectively.

      Summarized financial information of these entities is as follows (millions of dollars):

                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1995            1994
                                                                                      -----------      ----------

      Current assets.............................................................     $     687.8      $    590.0
      Noncurrent assets..........................................................         5,140.1         4,955.6
                                                                                      -----------      ----------
                                                                                      $   5,827.9      $  5,545.6
                                                                                      ===========      ==========

      Current liabilities........................................................     $     858.7      $    769.3
      Noncurrent liabilities.....................................................         3,423.3         3,444.3
      Deferred credits...........................................................           241.4           181.7
      Equity.....................................................................         1,304.5         1,150.3
                                                                                      -----------      ----------
                                                                                      $   5,827.9      $  5,545.6
                                                                                      ===========      ==========

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

   Revenues.....................................................      $   1,924.5     $   1,882.7      $   1,851.0
   Operating income.............................................            558.9           469.9            456.4
   Net income...................................................            153.2           146.4            141.5

Note 5.    Debt

      Long-Term Debt - Balances at December 31 were (millions of dollars):

                                                                                          1995            1994
                                                                                      -----------      ----------

      The Coastal Corporation:
      Notes payable (term credit facilities).....................................     $         -      $    100.0
      Notes payable (revolving credit agreements)................................            70.0               -
      Swiss franc bonds, 5-3/4%, due 1996........................................            66.5            68.3
      Senior notes:
         10-3/8%, due 2000.......................................................           249.9           249.8
         10%, due 2001...........................................................           299.2           299.1
         8-3/4%, due 1999........................................................           150.0           150.0
         8-1/8%, due 2002........................................................           249.4           249.3
      Japanese yen notes, 6.3%, due 1995 to 1997.................................               -           199.4
      Senior debentures:
         11-3/4%, due 2006.......................................................           400.0           400.0
         10-1/4%, due 2004.......................................................           199.8           199.8
         10-3/4%, due 2010.......................................................           149.5           149.5
         9-3/4%, due 2003........................................................           298.9           298.8
         9-5/8%, due 2012........................................................           149.2           149.2
         7-3/4%, due 2035........................................................           149.9               -
      Other......................................................................              .1              .1
                                                                                      -----------      ----------
                                                                                          2,432.4         2,513.3
      Subsidiary Companies:
      Notes payable (term credit facilities).....................................            50.0            50.0
      Notes payable (revolving credit agreements)................................           264.7           404.2
      Notes payable (project financing), due 1998................................            22.4            26.3
      Long-term notes, 13-1/2%, due 2005.........................................               -             3.4
      Debentures, 7% to 10%, due 2005-2025 ......................................           677.0           601.8
      Capitalized lease obligations, due 2003-2005 ..............................            25.2            29.6
      Swiss franc bonds, 6%, due 1995............................................               -            58.2
      Other, due 2000-2012.......................................................            18.5            19.0
                                                                                      -----------      ----------
                                                                                          1,057.8         1,192.5
      Amount reclassified from short-term debt...................................           300.0               -
                                                                                      -----------      ----------
      Total Long-Term Debt.......................................................         3,790.2         3,705.8
      Less Current Maturities....................................................           128.5           185.3
                                                                                      -----------      ----------
                                                                                      $   3,661.7      $  3,520.5
                                                                                      ===========      ==========

      At December 31, 1995, long-term credit agreements with banks totaled $1,173.2 million, including $235.0 million available to The Coastal Corporation. Loans under these agreements bear interest at money market-related rates (weighted average 6.64% at December 31, 1995). Annual commitment fees range up to 1/2% payable on the unused portion of the applicable facility. At December 31, 1995, $384.7 million was outstanding and $235.0 million of the unused amount is dedicated to a specific use. Notes payable of $200.0 million are obligations of a wholly owned subsidiary, Coastal Natural Gas Company (CNG), for which CNG has pledged the common stock of its first-tier subsidiaries as collateral. The agreement contains restrictive covenants which, among other things, limit the payment of dividends by CNG and the amount of additional indebtedness of CNG and its subsidiaries.

      The subsidiary project financing note bears interest at money market-related rates.

      Various agreements contain restrictive covenants which, among other things, limit the payment of advances or dividends by certain subsidiaries and additional indebtedness of certain subsidiaries. At December 31, 1995, net assets of consolidated subsidiaries amounted to approximately $5.5 billion, of which $1.9 billion was restricted by such provisions.

      In October 1995, the Company completed a public offering of $150 million of 7.75% Senior Debentures due in October 2035. The net proceeds from the sale were used to redeem certain outstanding debt.

      In June 1995, ANR Pipeline Company ("ANR Pipeline") completed an offering of $75 million of 7% Debentures due in June 2025. The net proceeds from the sale were used for the repayment of certain outstanding debt and for general corporate purposes.

     Subordinated Long-Term Debt. Balances at December 31 were (millions of dollars):

                                                                                          1995            1994
                                                                                      -----------      ----------

      Subordinated Notes, 11-1/8%, due 1998......................................     $         -      $    199.7
      Less Current Maturities....................................................               -               -
                                                                                      -----------      ----------
                                                                                      $         -      $    199.7
                                                                                      ===========      ==========

      The Company redeemed the 11-1/8% Subordinated Notes in March 1995.

     Maturities. The aggregate amounts of long-term debt maturities for the five years following 1995 are (millions of dollars):

                  1996       $128.5             1999       $287.7
                  1997        292.0             2000        283.1
                  1998         47.2

      Additionally, based on committed credit facilities that were available as of December 31, 1995, $300.0 million of short-term debt which has been classified as long-term would mature in 1997.

     Notes Payable. At December 31, 1995, Coastal and its subsidiaries had $423.2 million of outstanding indebted ness to banks under short-term lines of credit, compared to $57.2 million at December 31, 1994. As of December 31, 1995, the Company's financial statements reflect $300.0 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was no such reclassification as of December 31, 1994. The weighted average interest rates were 6.16% and 6.17% at December 31, 1995 and 1994, respectively. As of December 31, 1995, $475.3 million was available to be drawn under short-term credit lines.

      Restrictions on Payment of Dividends. Under the terms of the most restrictive of the Company's financing agreements, approximately $528.4 million of retained earnings was available at December 31, 1995 for payment of dividends on the Company's common and preferred stocks.

      Guarantees. Coastal and certain subsidiaries have guaranteed specific obligations of several unconsolidated affiliates. Such affiliates are generally not required to collateralize their contingent liabilities to the Company. At December 31, 1995, the Company had guaranteed 45% of a construction financing of a partially owned partnership and 50% of a construction financing of a second partially owned partnership. The Company's proportionate share of the outstanding principal balance under these guarantees was $72.5 million at December 31, 1995. Both of these loans are expected to be refinanced on a non-recourse basis in 1996. Other guarantees and indemnities related to obligations of unconsolidated affiliates amounted to approximately $160.1 million as of the same date. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective financings and other obligations and that no payments will be required and no losses will be incurred under such guarantees and indemnities.

      Coastal and certain subsidiaries have guaranteed approximately $4.1 million of obligations of third parties under leases and borrowing arrangements. Where possible, the Company has obtained security interests and guarantees by the principals. Cash requirements and losses under these guarantees are expected to be nominal.

Note 6.    Leases and Commitments

      The Company leases property, plant and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Such residual value guarantees amount to approximately $218.4 million.

      Rental expense amounted to approximately $79.4 million, $72.1 million and $98.2 million in 1995, 1994 and 1993, respectively, excluding leases covering natural resources. Aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $96.3 million, $96.8 million, $88.0 million, $88.1 million, and $88.1 million for the years 1996-2000, respectively, and $874.9 million thereafter.

Note 7.    Mandatory Redemption Preferred Stock

      Shares and aggregate redemption value of mandatory redemption preferred stock outstanding, excluding shares redeemable within one year, were (thousands of shares and millions of dollars):

                                                                                           Subsidiaries Stock
                                                                                      ---------------------------
                                                                                         Shares           Value
                                                                                      -----------      ----------

   Balance, December 31, 1992....................................................           1,192      $     36.7
   Redemptions...................................................................            (326)          (10.1)
                                                                                      -----------      ----------
   Balance, December 31, 1993....................................................             866            26.6
   Redemptions...................................................................            (860)          (26.0)
                                                                                      -----------      ----------
   Balance, December 31, 1994....................................................               6              .6
   Redemptions...................................................................               -               -
                                                                                      -----------      ----------
   Balance, December 31, 1995....................................................               6      $       .6
                                                                                      ===========      ==========

      CIG has 550,000 shares of $100 par value cumulative preferred stock authorized, of which 5,560 shares were outstanding at December 31, 1995. The stock outstanding has an annual dividend rate of 5.5% and the remaining shares will be redeemed at par value on or before July 1, 1997.

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

      Interest Rate and Currency Swaps. The Company has entered into a number of interest rate swap agreements designated as a hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce the Company's exposure to interest rate fluctuations. At December 31, 1995, the Company had interest rate swaps with a notional amount of $34.5 million, and a portfolio of variable rate debt outstanding in the amount of $537.6 million. These interest rate swaps amortize over a four-year period and mature in 1999. Under these agreements, Coastal will pay the counterparties interest at a weighted average fixed rate of 6.60%, and the counterparties will pay Coastal interest at a variable rate equal to the London Interbank Offered Rate (LIBOR). The weighted average LIBOR rate applicable to these agreements was 5.86% at December 31, 1995. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps.

      The Company has also entered into a number of interest rate swap agreements which have effectively converted $419.2 million of fixed rate debt into floating rate debt. Under these agreements, Coastal will pay the counterparties a variable rate equal to LIBOR and the Company will receive from the counterparties a weighted average fixed rate of 5.20%. The weighted average LIBOR rate applicable to these transactions was 5.79% at December 31, 1995.

      The weighted average variable rates are subject to change over time as LIBOR fluctuates. Terms expire at various dates through the third quarter of the year 2000.

      The Company has also entered into a foreign currency swap to fully hedge to maturity the foreign currency denominated debt of the Company. At December 31, 1995, the Company had outstanding swiss franc denominated debt in the amount of $66.5 million. This swap involves the exchange of interest payments in differing currencies at exchange rates effective at the time the agreement is entered into, and provides for the exchange of principal amounts at maturity, usually through an escrow arrangement to limit credit risk. The weighted average exchange rate for the swiss franc swap is 1.88 swiss francs/dollar. This swap has resulted in effective borrowing costs of 10.6%. The Company has also entered into an interest rate swap with a notional amount of 16.4 million swiss francs under which the Company pays a fixed rate of 4.72% and receives a floating rate established in the interbank market. At December 31, 1995 the floating rate was 2.0%.

      Neither the Company nor the counterparties are required to collateralize their respective obligations under these swaps. Coastal is exposed to loss if one or more of the counterparties default. At December 31, 1995, Coastal had no exposure to credit loss on interest rate swaps and approximately $50.0 million of exposure to credit loss on currency swaps. However, the counterparties on these transactions are prominent banking institutions and the Company is of the opinion that there is no material exposure to credit loss on these swaps. The Company does not believe that any reasonably likely change in interest rates or foreign currency indexes would have a material adverse effect on the financial position or the results of operations of the Company. All interest rate and currency swaps are reported to and, when necessary, are approved by the Company's Board of Directors.

      Other Derivatives. The Company and its subsidiaries also frequently enter into swaps and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The swaps and other contracts are with established energy companies and major financial institutions. The Company believes its credit risk is minimal on these transactions, as the counterparties are required to meet stringent credit standards. There is continuous day-to-day involvement by senior management in the hedging decisions, operating under resolutions adopted by each subsidiary's board of directors.

      Fair Value of Financial Instruments. The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                          (Millions of Dollars)
                                                      ------------------------------------------------------------
                                                              Dec. 31, 1995                  Dec. 31, 1994
                                                      ----------------------------   -----------------------------
                                                       Carrying            Fair       Carrying            Fair
                                                        Amount             Value       Amount             Value
                                                      ----------       -----------   -----------      ------------

Nonderivatives:
   Financial assets:
      Cash and cash equivalents...................    $     58.4       $      58.4   $      73.5      $       73.5
      Notes receivable............................         172.2             172.2          88.6              88.6

   Financial liabilities:
      Short-term debt.............................         123.2             123.2          57.2              57.2
      Long-term debt .............................       3,815.0           4,296.6       4,048.8           4,129.6
      Mandatory redemption preferred stock........           0.6               0.6           0.6               0.6

Derivatives relating to:
   Commodity swaps loss...........................             -             (48.5)            -              (8.1)

Debt:
   Currency swaps gain............................         (50.0)            (50.0)       (172.9)           (172.9)
   Interest rate swaps loss and options...........           9.8              11.8          31.4              58.7

      The estimated value of the Company's long-term debt and mandatory redemption preferred stock is based on interest rates at December 31, 1995 and 1994, respectively, for new issues with similar remaining maturities. The fair value of the derivatives relating to commodity swaps reflects the estimated amount to terminate the contracts at December 31, 1995 and 1994, respectively, taking into account unrealized gains or losses. Dealer quotes are available for these derivatives. The fair market value of the Company's interest rate and foreign currency swaps is based on the estimated termination values at December 31, 1995 and 1994, respectively.

Note 9.    Common and Preferred Stock

      Shares of common stock and Class A common stock reserved for future issuance as of December 31, 1995 were:

                                                                                                         Class A
                                                                                         Common          Common
                                                                                          Stock           Stock
                                                                                        ---------        -------

   Employee stock options........................................................       3,688,064          14,780
   Conversion of outstanding Class A common stock................................         404,269               -
   Conversion of Class A common stock subject to future issuance.................          35,361               -
   Conversion of preferred stock:
      $1.19, Series A, redemption value of $33 per share.........................         221,565           6,133
      $1.83, Series B, redemption value of $50 per share.........................         283,928           7,860
      $5.00, Series C, redemption value of $100 per share........................         237,993           6,588
                                                                                      -----------      ----------
                                                                                        4,871,180          35,361
                                                                                      ===========      ==========

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

      Under the 1984 Plan, options for 14,324 Class A common shares and 31,155 common shares were exercisable at December 31, 1995. No additional options may be granted under the 1984 plan. At December 31, 1994, options for 21,679 Class A common shares and 51,801 common shares were exercisable.

      Under the 1985 Plan, 13,759 common shares were available for granting of options, and options for 557,521 common shares were exercisable at December 31, 1995. At December 31, 1994, 3,958 common shares were available for granting of options, and options for 835,168 common shares were exercisable.

      Under the 1990 Plan, 115,221 common shares were available for granting of options, and options for 493,479 common shares were exercisable at December 31, 1995. At December 31, 1994, 32,321 common shares were available for granting of options, and options for 241,073 common shares were exercisable.

      Under the 1994 Plan, 1,401,850 common shares were available for granting of options at December 31, 1995. At December 31, 1994, 1,891,100 common shares were available for granting of options. No options for common shares were exercisable at December 31, 1995, or 1994, respectively.

      Options are currently granted under the plans at 100% of market value. The following table presents a summary of stock option transactions for the three years ended December 31, 1995:

                                                                                     Class A
                                                                      Common         Common         Option Price
                                                                      Shares         Shares           Per Share
                                                                   -----------     -----------    ----------------

      December 31, 1992.......................................       2,234,025         130,593    $     7.91-35.94
         Granted..............................................         639,879               -         25.50-27.00
         Exercised............................................        (412,128)        (85,859)         7.91-28.59
         Revoked or expired...................................        (274,321)         (4,104)        26.06-35.94
                                                                   -----------     -----------    ----------------
      December 31, 1993.......................................       2,187,455          40,630          7.91-35.94
         Granted..............................................         232,900               -         28.31-32.69
         Exercised............................................        (172,914)        (16,823)         7.91-31.50
         Revoked or expired...................................         (70,784)         (1,216)        26.06-35.94
                                                                   -----------     -----------    ----------------
      December 31, 1994.......................................       2,176,657          22,591         10.72-35.94
         Granted..............................................         515,250               -         28.50-29.13
         Exercised............................................        (415,971)         (7,811)        10.72-31.50
         Revoked or expired...................................        (118,700)              -         25.50-35.94
                                                                   -----------     -----------    ----------------
      December 31, 1995.......................................       2,157,236          14,780    $    17.08-35.94
                                                                   ===========     ===========    ================

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the statement of consolidated operations or making pro forma disclosures in the notes to financial statements as to the effects on net earnings as if the compensation cost had been recognized in the statement of consolidated operations. The Company will adopt FAS 123 in 1996 by making pro forma disclosures in the notes to financial statements.

Note 10.   Segment and Geographic Reporting

      The Company operates principally in the following lines of business: natural gas; refining, marketing and chemicals; exploration and production; coal; and power. Natural gas operations involve the production, purchase, gathering, storage, transportation and sale of natural gas, principally to utilities, industrial customers and other pipelines, and include the operation of natural gas liquids extraction plants. Sales are primarily made to pipeline and distribution companies in most major areas of the United States.

      Refining, marketing and chemicals operations involve the purchase, transportation and sale of refined products, crude oil, condensate and natural gas liquids; the operation of refineries and chemical plants; the sale at retail of gasoline, petroleum products and convenience items; petroleum product terminaling and marketing of crude oil and refined petroleum products. Products from this segment are sold to customers worldwide.

      Exploration and production operations involve the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. The segment also includes related intrastate natural gas marketing activities and gas plant processing operations. Sales are made to affiliated companies, industrial users, interstate pipelines and distribution companies in the Rocky Mountain, central and southwest areas of the United States and offshore Gulf of Mexico.

      Coal operations include the mining, processing and marketing of coal from Company-owned reserves and from other sources, and the brokering of coal for others. Sales are made to utilities and industrial customers in the United States and to export markets in Asia and Canada.

      Power operations involve the ownership of, participation in and operation of power projects in the United States and internationally. Power is sold to customers in the northeast United States and internationally in the Asian/Pacific Rim countries and Latin America.

      Other operations include regional trucking operations involving activities as common carriers in interstate and intrastate commerce and activities in other projects. Effective November 3, 1995, the trucking operations were merged into a new company in which Coastal has a 50% interest.

      Operating revenues by segment include both sales to unaffiliated customers, as reported in the Company's Statement of Consolidated Operations, and intersegment sales, which are accounted for on the basis of contract, current market or internally established transfer prices. The intersegment sales are primarily sales from the exploration and production segment to the natural gas and refining, marketing and chemicals segments and from the natural gas segment to the refining, marketing and chemicals segment.

      Operating profit is total revenues less interest income from affiliates and operating costs and expenses. Operating expenses exclude income taxes, corporate general and administrative expenses and interest.

      Earnings before interest and taxes is operating profit and other income-net, including equity income from investments, reduced by corporate general and administrative expenses.

      Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are those assets which are not specifically identifiable with a segment.

      The Company's operating revenues, operating profit, earnings before interest and taxes, capital expenditures, and depreciation, depletion and amortization expense for the years ended December 31, 1995, 1994 and 1993, and identifiable assets as of December 31, 1995, 1994 and 1993, by segment, are shown as follows (millions of dollars):

                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

Operating revenues
   Natural gas..................................................      $   2,898.6     $   3,075.7      $   3,247.9
   Refining, marketing and chemicals ...........................          6,851.3         6,458.9          6,200.9
   Exploration and production...................................            268.7           298.9            357.3
   Coal.........................................................            459.6           451.3            443.2
   Power........................................................             48.4            27.2             26.1
   Other........................................................            148.3           181.1            160.9
   Adjustments and eliminations.................................           (227.2)         (277.8)          (300.2)
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $  10,447.7     $  10,215.3      $  10,136.1
                                                                      ===========     ===========      ===========

Operating profit (loss)
   Natural gas..................................................      $     403.5     $     431.3      $     405.2
   Refining, marketing and chemicals............................            208.8           153.3             98.3
   Exploration and production...................................             24.9            41.8             49.9
   Coal.........................................................             98.7            98.2             95.1
   Power........................................................              7.8             2.7              3.9
   Other .......................................................              7.3             6.3            (16.7)
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $     751.0     $     733.6      $     635.7
                                                                      ===========     ===========      ===========

Earnings before interest and taxes
   Natural gas..................................................      $     473.9     $     491.3      $     460.3
   Refining, marketing and chemicals ...........................            184.3           143.9             94.9
   Exploration and production...................................             24.9            53.2             54.6
   Coal.........................................................             98.7            98.2             95.1
   Power........................................................             27.8            17.1             20.3
   Other........................................................              6.7             5.6            (17.6)
                                                                      -----------     -----------      -----------
      Segment totals............................................            816.3           809.3            707.6
   Corporate ...................................................            (78.4)          (76.6)           (65.2)
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $     737.9     $     732.7      $     642.4
                                                                      ===========     ===========      ===========


                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

Capital expenditures
   Natural gas..................................................      $     128.6     $      91.4      $     119.8
   Refining, marketing and chemicals............................            190.3           228.2            130.3
   Exploration and production...................................            230.3           150.3             91.8
   Coal.........................................................             54.0            56.9             36.0
   Power........................................................             12.1              .4               .1
   Other........................................................              5.0             9.5              9.4
                                                                      -----------     -----------      -----------
      Segment totals............................................            620.3           536.7            387.4
   Corporate....................................................              6.5             6.5              5.3
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $     626.8     $     543.2      $     392.7
                                                                      ===========     ===========      ===========

Depreciation, depletion and amortization expense
   Natural gas..................................................      $     152.3     $     151.0      $     145.4
   Refining, marketing and chemicals............................             61.8            53.9             45.6
   Exploration and production...................................            105.5           106.0            109.1
   Coal.........................................................             31.3            28.9             28.5
   Power........................................................              2.0             1.5              1.5
   Other........................................................              5.7             5.9              6.4
                                                                      -----------     -----------      -----------
      Segment totals............................................            358.6           347.2            336.5
   Corporate assets.............................................              4.6             4.2              3.4
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $     363.2     $     351.4      $     339.9
                                                                      ===========     ===========      ===========

Identifiable assets
   Natural gas..................................................      $   5,359.8     $   5,497.0      $   5,562.5
   Refining, marketing and chemicals............................          3,125.2         3,041.4          2,745.9
   Exploration and production...................................            992.0           837.2            801.5
   Coal.........................................................            518.6           498.3            450.3
   Power........................................................            140.3            75.6             46.6
   Other........................................................            159.8           193.1            153.1
                                                                      -----------     -----------      -----------
      Segment totals............................................         10,295.7        10,142.6          9,759.9
   Corporate assets.............................................            363.1           392.0            467.2
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $  10,658.8     $  10,534.6      $  10,227.1
                                                                      ===========     ===========      ===========

      Refining, marketing and chemicals revenues include gross profit arising from the selling, trading and exchanging of third party products. Approximate amounts from these transactions included in revenues and the impact on earnings, exclusive of interest costs, were (millions of dollars):

                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

      Revenues..................................................      $       2.3     $        .7      $       3.1
      Impact on earnings .......................................              1.5              .4              2.0

      The number and magnitude of such transactions may vary significantly from year to year, particularly in view of conditions in world petroleum markets.

      The Company's operating revenues and operating profit for the years ended December 31, 1995, 1994 and 1993 and identifiable assets as of December 31, 1995 1994 and 1993, by geographic area, are shown as follows (millions of dollars):

                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

      Operating revenues
         United States - Third Party............................      $   9,136.3     $   9,196.7      $   9,259.7
                       - Interarea..............................            129.1            31.0             64.6
         Foreign       - Third Party............................          1,311.4         1,018.6            876.4
                       - Interarea..............................            294.5           205.2            183.7
         Interarea elimination..................................           (423.6)         (236.2)          (248.3)
                                                                      -----------     -----------      -----------
             Consolidated totals................................      $  10,447.7     $  10,215.3      $  10,136.1
                                                                      ===========     ===========      ===========

      Operating profit
         United States..........................................      $     597.0     $     697.9      $     608.2
         Foreign................................................            154.0            35.7             27.5
                                                                      -----------     -----------      -----------
             Consolidated totals................................      $     751.0     $     733.6      $     635.7
                                                                      ===========     ===========      ===========

      Identifiable assets
         United States..........................................      $   9,590.7     $   9,503.0      $   9,240.5
         Foreign................................................          1,068.1         1,031.6            986.6
                                                                      -----------     -----------      -----------
             Consolidated totals................................      $  10,658.8     $  10,534.6      $  10,227.1
                                                                      ===========     ===========      ===========

      Revenues from sales to any single customer during 1995, 1994 or 1993 did not amount to 10% or more of the Company's consolidated revenues.

Note 11.   Benefit Plans

      The Company has non-contributory pension plans covering substantially all U.S. employees. These plans provide benefits based on final average monthly compensation and years of service. The Company's funding policy is to contribute the amount necessary for the plan to maintain its qualified status under the Employment Retirement Income Security Act of 1974, as amended. The pension benefit for 1995, 1994 and 1993 is shown in the following table (millions of dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

      Service cost - benefit earned during the period...........      $      15.8     $      17.6      $      16.3
      Interest cost on projected benefit obligation.............             42.2            37.7             37.6
      Actual return on assets...................................           (223.7)            2.0            (92.5)
      Net amortization and deferral.............................            152.3           (74.5)            18.9
                                                                      -----------     -----------      -----------
      Net periodic pension benefit..............................      $     (13.4)    $     (17.2)     $     (19.7)
                                                                      ===========     ===========      ===========

      The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 1995, 8.75% in 1994 and 7.25% in 1993. The expected increase in future compensation levels was 4% in 1995, 5% in 1994 and 4% in 1993, and the expected long-term rate of return on assets was 10% in both 1995 and 1994 and 11% in 1993.

      The following table sets forth the funded status of the plans and the amounts recognized in the Company's Consolidated Balance Sheet (millions of dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1995              1994
                                                                                     -----------      ------------

      Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits
         of $510.4 million and $397.9 million, respectively.....................     $    (559.3)     $     (439.3)
                                                                                     ===========      ============
      Projected benefit obligation for service rendered to date.................     $    (620.2)     $     (490.1)
      Plan assets, primarily equity securities, at fair value...................           938.4             795.0
                                                                                     -----------      ------------
      Plan assets in excess of projected benefit obligation.....................           318.2             304.9
      Unrecognized net assets at January 1, 1995 and 1994, being
         recognized over average remaining service lives........................           (54.3)            (66.6)
      Prior service cost, not yet recognized....................................             4.0               4.5
      Unrecognized net (gain) loss from past experience different
         from that assumed......................................................           (25.4)             25.6
                                                                                     -----------      ------------
      Prepaid pension cost......................................................     $     242.5      $      268.4
                                                                                     ===========      ============

      In 1995, the Company offered an early retirement incentive program to eligible employees of its rate regulated subsidiaries. The impact of this program is reflected in the above table.

      Plan assets include common stock and Class A common stock of the Company amounting to a total of 3.75 million shares at December 31, 1995 and 1994.

      The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. Company contributions to these plans were $6.4 million for 1995, $7.6 million for 1994 and $7.1 million for 1993. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

      The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $17.6 million, $17.5 million and $17.7 million in 1995, 1994 and 1993, respectively.

      The Company provides certain health care and life insurance benefits for retired employees. Substantially all U.S. employees are provided these benefits. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs have been deferred by the rate-regulated subsidiaries and are being amortized to reflect the impact of rate regulation.

      The following tables set forth the accumulated postretirement benefit obligation recognized in the Company's Consolidated Balance Sheet as of December 31, 1995 and 1994 and the benefit cost for the years ended December 31, 1995, 1994 and 1993 (millions of dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1995              1994
                                                                                     -----------      ------------

      Accumulated postretirement benefit obligation:
         Retirees...............................................................     $     (78.2)     $      (76.8)
         Fully eligible plan participants.......................................            (2.5)             (3.3)
         Other active plan participants ........................................           (42.8)            (29.4)
                                                                                     -----------      ------------
                                                                                          (123.5)           (109.5)
      Plan assets at fair value.................................................            22.9              14.5
                                                                                     -----------      ------------
      Accumulated postretirement benefit obligation
         in excess of plan assets...............................................          (100.6)            (95.0)
      Unrecognized net transition obligation ...................................           108.1             118.7
      Unrecognized net gain from past
         experience different from that assumed.................................           (22.5)            (35.5)
      Unrecognized prior service cost...........................................             4.7               3.3
                                                                                     -----------      ------------
      Postretirement benefit obligation included
         in balance sheet ......................................................     $     (10.3)     $       (8.5)
                                                                                     ===========      ============


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

      Net postretirement benefit cost consisted of the following components:
      Service cost - benefits earned during the period..........      $       2.2     $       2.5      $       1.7
      Interest cost on accumulated postretirement benefit
         obligation.............................................              8.8             8.9             10.6
      Actual return on assets...................................              (.8)            (.1)               -
      Amortization of transition obligation.....................              6.6             6.6              6.7
      Deferred regulatory amounts...............................              2.0             1.8             (8.3)
      Other amortization and deferral...........................             (1.5)           (1.1)               -
                                                                      -----------     -----------      -----------
      Net postretirement benefit cost...........................      $      17.3     $      18.6      $      10.7
                                                                      ===========     ===========      ===========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.2% in 1995, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12.0% in 1994 and 16.0% in 1993. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately 3.8% and the net postretirement health care cost by approximately 4.2%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

Note 12.   Taxes on Income

      Pretax earnings before extraordinary item are composed of the following (millions of dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

      United States.............................................      $     178.1     $     295.0      $     171.0
      Foreign ..................................................            144.4            29.9             31.4
                                                                      -----------     -----------      -----------
                                                                      $     322.5     $     324.9      $     202.4
                                                                      ===========     ===========      ===========

      Provisions for income taxes before extraordinary item are composed of the following (millions of dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

      Current Income Taxes:
         Federal................................................      $      13.0     $      46.2      $      34.3
         Foreign................................................              2.7              .3               .7
         State .................................................              3.7             6.1              3.3
                                                                      -----------     -----------      -----------
                                                                             19.4            52.6             38.3
                                                                      -----------     -----------      -----------

      Deferred Income Taxes:
         Federal  ..............................................             31.0            42.0             39.0
         Foreign................................................               .5               -                -
         State .................................................              1.2            (2.3)             6.8
                                                                      -----------     -----------      -----------
                                                                             32.7            39.7             45.8
                                                                      -----------     -----------      -----------
      Taxes on Income...........................................      $      52.1     $      92.3      $      84.1
                                                                      ===========     ===========      ===========

      The Company's federal income tax returns filed for the years 1985 through 1987 have been examined by the Internal Revenue Service ("IRS") and the Company has received notice of proposed adjustments to the returns for each of those years. The Company currently is contesting certain of these adjustments with the IRS Appeals Office. Examinations of the Company's federal income tax returns for 1988, 1989 and 1990 are currently in progress. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the consolidated financial statements.

      Provisions for income taxes were different than the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (millions of dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1995             1994            1993
                                                                      -----------     -----------      -----------

      Tax expense by applying the U.S. federal
         income tax rate of 35%.................................      $     112.9     $     113.7      $      70.8
      Increases (reductions) in taxes resulting from:
         Tight sands gas credit.................................            (11.3)          (10.2)           (13.0)
         State income tax cost .................................              3.2             2.5              6.6
         Goodwill ..............................................              6.4             6.4              6.4
         Exclusion for dividends and equity earnings............             (2.9)           (5.3)            (3.4)
         Full normalization.....................................              (.4)           (2.9)            (5.4)
         Exclusion for foreign earnings.........................            (47.8)           (6.9)               -
         Depletion..............................................             (9.8)           (5.2)            (6.3)
         Increase in federal tax rate...........................                -               -             29.0
         Other..................................................              1.8              .2              (.6)
                                                                      -----------     -----------      -----------
      Taxes on income ..........................................      $      52.1     $      92.3      $      84.1
                                                                      ===========     ===========      ===========

      Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences and carryforwards are (millions of dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1995              1994
                                                                                     -----------      ------------

      Excess of book basis over tax basis of property,
         plant and equipment ...................................................     $   1,501.4      $    1,424.8
      Pensions and benefit costs................................................            35.3              22.4
      Purchase gas and other recoverable costs..................................            38.0              54.5
      Other  ...................................................................              .5               7.7
                                                                                     -----------      ------------
      Deferred tax liabilities   ..............................................          1,575.2           1,509.4
                                                                                     -----------      ------------

      Alternative minimum tax credit carryforward...............................          (186.8)           (139.3)
      Other  ...................................................................            (9.2)              (.2)
                                                                                     -----------      ------------
      Deferred tax assets.......................................................          (196.0)           (139.5)
                                                                                     -----------      ------------

      Deferred income taxes.....................................................     $   1,379.2      $    1,369.9
                                                                                     ===========      ============

     U.S. income taxes have been provided for earnings of foreign subsidiaries that are expected to be distributed to the U.S. parent company. Foreign subsidiaries' cumulative unremitted earnings of approximately $164.0 million are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided on those earnings.

Note 13.   Extraordinary Item

      In June 1993, the Company retired $500.0 million of 11-1/4% Senior Notes due in 1996. The transaction resulted in an extraordinary loss of $2.5 million ($.02 per share), net of income taxes of $1.3 million.

Note 14.   Litigation, Regulatory and Environmental Matters

      Litigation. A subsidiary of Coastal initiated a suit against TransAmerican Natural Gas Corporation ("Trans American") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993, TransAmerican filed a Third Party Complaint and a Counterclaim in this action against Coastal and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2.0 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied. The judgment has been appealed by TransAmerican and the case is presently pending before the Court of Appeals for the Fourth Judicial District at San Antonio, Texas.

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

      Regulatory Matters. On April 8, 1992, the FERC issued Order No. 636 ("Order 636"), which required significant changes in the services provided by interstate natural gas pipelines. Subsidiaries of the Company and numerous other parties have sought judicial review of aspects of Order 636. Oral argument in the case was held before the United States Court of Appeals for the D.C. Circuit in February 1996.

      On November 1, 1993, ANR Pipeline placed its Order 636 restructured services and rates into effect. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving ANR Pipeline's restructuring filings. These appeals have been held in abeyance by the United States Court of Appeals for the D.C. Circuit, pending further notice. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, ANR Pipeline is now fully in compliance with Order 636 and the requirements of the orders on its restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, ANR Pipeline filed revised tariff sheets on July 18, 1994, which were accepted by order issued April 12, 1995.

      On March 10, 1992, ANR Pipeline submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with ANR Pipeline's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from ANR Pipeline's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, ANR Pipeline filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved ANR Pipeline's refund allocation methodology, and directed ANR Pipeline to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Initial testimony has been filed, and the parties are conducting discovery. The hearing is set to commence in May 1996. Undisputed refunds, including interest, were paid on March 29, 1995. ANR Pipeline submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers. The subsequent adjusted reconciliation report has been consolidated with the ongoing evidentiary hearing. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology. Briefs have been filed, and oral argument is scheduled for April 12, 1996.

      On November 1, 1993, ANR Pipeline filed a general rate increase with the FERC under Docket RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The hearing commenced on January 31, 1996. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over ANR Pipeline's approved rates for its restructured services under Order 636. ANR Pipeline sought rehearing of various aspects of the order. Further on April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted ANR Pipeline's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by ANR Pipeline on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which ANR Pipeline filed on May 18, 1995 and which was accepted by order issued June 30, 1995. On December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, ANR Pipeline sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which the Court dismissed as premature. The FERC has also issued a series of orders and orders on rehearing in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its rate proceeding, the revenues ANR Pipeline receives for its services in its pending rate proceeding were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and has accelerated its amortization of transition costs. In light of the FERC's policy, ANR Pipeline has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Court, and the Court granted the FERC's motion to hold ANR Pipeline's appeal in abeyance pending the outcome of the Order 636 discussed above.

      ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by ANR Pipeline from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for ANR Pipeline to recover the settlement costs from its customers. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating ANR Pipeline's petition with similar petitions of three other pipeline companies. Hearings were held before the FERC Administrative Law Judge ("ALJ") on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement. In the Initial Decision, the ALJ also determined the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the ALJ determined that the appropriate level of costs is less than the amounts ANR Pipeline has billed to its customers since May 1993 under the ALJ's decision, ANR Pipeline may be required to refund to its customers the excess amounts collected. At December 31, 1995, that refund amount would be approximately $70 million, plus interest. It is ANR Pipeline's position that the Settlement Agreement is prudent and that the FERC has no lawful authority to order refunds for past periods, but even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the refund amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement.

      Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of December 31, 1995, ANR Pipeline incurred transition costs in the amount of $54 million. In addition, ANR Pipeline recorded a contingent liability for $94.1 million representing future above market gas purchase obligations, including future obligations of $74 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. ANR Pipeline has filed for recovery of approximately $44.5 million of incurred transition costs, of which $42.7 million has been accepted by the FERC for recovery, subject to refund and further proceedings. Of the $42.7 million accepted by the FERC, $28.6 million has been settled with the parties to the respective FERC proceedings. Additional transition cost filings will be made by ANR Pipeline in the future.

      CIG's gas sales for resale contracts extend through September 30, 1996. Under Order 636, CIG's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by FERC. CIG is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Pursuant to Order 636, CIG's gas sales have been unbundled at the producer wellhead.

      On March 31, 1993, CIG filed with the FERC under Docket RP93-99 to increase its rates and such filing became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by CIG which resolved all of the issues in the proceeding. CIG has implemented the rates established in the settlement and was required to make refunds as a result of the approval of the settlement. Such refunds were distributed in March and April 1995 and totaled approximately $22 million, inclusive of interest. CIG had fully accrued for these refunds and, therefore, such refunds did not have an adverse effect on its consolidated financial position or results of operations.

      On October 31, 1995, CIG filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of CIG, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, CIG requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. CIG has requested that the FERC issue an order approving the application to be effective on September 30, 1996. The filing was protested by some parties and proceedings are under way at the FERC to resolve the issues that have been raised by the intervenors. Following receipt of authorizations, CIG will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most, but not all, of CIG's current gathering assets. Under current FERC policies, once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the FERC's general jurisdiction under the Natural Gas Act of 1938 as amended, although the FERC has indicated that, in certain very narrow circumstances, it will assert regulatory jurisdiction over gathering by affiliates of interstate pipelines such as CFS. The FERC's policy with respect to treatment of gathering affiliates of interstate pipelines is on appeal at this time.

      CIG will make a general rate increase filing with the FERC in the first half of 1996, with such filing expected to become effective, subject to refund, in late 1996.

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

      Environmental Regulation. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $45 million in 1995 on environmental capital projects and anticipates capital expenditures of approximately $55 million in 1996 to comply with such laws and regulations. The majority of the 1996 expenditures is attributable to construction projects at the Company's refineries. The Company currently anticipates capital expenditures for environmental compliance for the years 1997 through 1999 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $341 million, the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At 5 other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis.

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

Note 15.   Quarterly Results of Operations (Unaudited)

      Results of operations by quarter for the years ended December 31, 1995 and 1994 were (millions of dollars except per share):

                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
                                            March 31, 1995      June 30, 1995      Sept. 30, 1995    Dec. 31, 1995
                                            --------------      -------------      --------------    -------------

Operating revenues.........................     $  2,618.3       $   2,613.5         $  2,546.2        $ 2,669.7
Less purchases.............................        1,897.2           1,880.6            1,862.2          1,914.2
                                                ----------       -----------         ----------        ---------
                                                     721.1             732.9              684.0            755.5
Other income and expenses..................          663.5             675.7              639.8            644.1
                                                ----------       -----------         ----------        ---------
Net earnings...............................     $     57.6       $      57.2         $     44.2        $   111.4
                                                ==========       ===========         ==========        =========

Net earnings per common and
   common equivalent share.................     $      .51       $       .50         $      .38        $    1.01
                                                ==========       ===========         ==========        =========



                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
                                            March 31, 1995      June 30, 1995      Sept. 30, 1995    Dec. 31, 1995
                                            --------------      -------------      --------------    -------------

Operating revenues.........................     $  2,700.8       $   2,486.9         $  2,675.5        $ 2,352.1
Less purchases.............................        1,920.6           1,800.4            2,012.0          1,627.5
                                                ----------       -----------         ----------        ---------
                                                     780.2             686.5              663.5            724.6
Other income and expenses..................          699.1             643.4              636.9            642.8
                                                ----------       -----------         ----------        ---------
Net earnings ..............................     $     81.1       $      43.1         $     26.6        $    81.8
                                                ==========       ===========         ==========        =========

Net earnings per common and
   common equivalent share.................     $      .73       $       .37         $      .21        $     .74
                                                ==========       ===========         ==========        =========

Note 16.   Subsequent Event (Unaudited)

      On February 28, 1996, the Company announced that it will seek qualified buyers for its coal operations. The proceeds from the proposed sale, which the Company plans to complete in 1996, are expected to be used to significantly strengthen the Company's balance sheet by repayment of high-cost debt and other obligations, and to provide improved financial flexibility to pursue opportunities in the Company's other lines of business. The Coal operations had operating revenues of $459.6 million, $451.3 million and $443.2 million for the years ended December 31, 1995, 1994 and 1993, respectively; with operating profit for the same periods of $98.7 million, $98.2 million and $95.1 million, respectively. Identifiable assets of the Coal operations were $518.6 million and $498.3 million as of December 31, 1995 and 1994, respectively.

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

Estimated Quantities of Proved Reserves
                                                             Natural Gas           Exploration
                                                               Systems           and Production
                                                            -------------  --------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                            -------------  --------------------------    -------

      Natural Gas (MMcf):
      -------------------
      1995 .................................................  302,420        543,509        307,555     1,153,484
      1994 .................................................  334,597        479,660        144,157       958,414
      1993 .................................................  379,795        422,657        123,077       925,529

      Oil, Condensate and Natural Gas Liquids (000 barrels):
      ------------------------------------------------------
      1995 .................................................      126         30,400          5,764        36,290
      1994 .................................................       11         28,030          5,636        33,677
      1993 .................................................        7         24,851          3,935        28,793

Changes in proved reserves since the end of 1992 are shown in the following table:

                                                                                         Oil, Condensate and
                                                           Natural Gas                   Natural Gas Liquids
                                                             (MMcf)                         (000 barrels)
                                                    ---------------------------       -------------------------
                                                     Natural        Exploration       Natural       Exploration
                                                       Gas              and             Gas             and
Total Proved Reserves                                Systems        Production        Systems       Production
---------------------                               --------       ------------       -------       -----------

Total, end of 1992..............................     418,831          556,001              14          33,060
                                                    --------       ----------         -------       ---------

Production during 1993..........................     (46,524)         (75,487)             (1)         (4,939)
Extensions and discoveries......................           -          103,876               -           2,746
Acquisitions ...................................           -            3,706               -             345
Sales of reserves in-place......................           -           (8,639)              -            (198)
Revisions of previous quantity estimates and
  other.........................................       7,488          (33,723)             (6)         (2,228)
                                                    --------       ----------         -------       ---------

Total, end of 1993..............................     379,795          545,734               7          28,786
                                                    --------       ----------         -------       ---------

Production during 1994..........................     (46,288)         (79,485)             (1)         (4,466)
Extensions and discoveries......................           -          106,985               -           3,932
Acquisitions....................................           -           36,924               -           5,010
Sales of reserves in-place......................           -           (4,031)              -            (931)
Revisions of previous quantity estimates and
  other.........................................       1,090           17,690               5           1,335
                                                    --------       ----------         -------       ---------

Total, end of 1994 .............................     334,597          623,817              11          33,666
                                                    --------       ----------         -------       ---------

Production during 1995..........................     (41,638)         (85,415)            (16)         (4,829)
Extensions and discoveries......................           -          170,075               -           2,457
Acquisitions....................................           -          141,104             118             696
Sales of reserves in-place......................           -                -               -               -
Revisions of previous quantity estimates and
  other.........................................       9,461            1,483              13           4,174
                                                    --------       ----------         -------       ---------

Total, end of 1995 .............................     302,420          851,064             126          36,164
                                                    ========       ==========         =======       =========

      Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 143,134, 153,781 and 147,549 million cubic feet and storage liquids volumes are approximately 138,000, 172,000 and 150,000 barrels at December 31, 1995, 1994 and 1993, respectively. Total proved reserves for natural gas includes approximately 90,000 MMcf associated with volumetric production payments sold by the Company.

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

Capitalized Costs Relating to Exploration and Production Activities
(Millions of dollars)

                                                   December 31, 1995                     December 31, 1994
                                         ----------------------------------    ---------------------------------
                                                              Accumulated                           Accumulated
                                                             Depreciation,                         Depreciation,
                                           Capitalized       Depletion and       Capitalized       Depletion and
Proved and Unproved Properties                Cost           Amortization           Cost           Amortization
                                           -----------        -----------        -----------        -----------

Undeveloped.............................   $        58        $        15        $        55        $        18
Developed...............................         1,337                589              1,176                544
                                           -----------        -----------        -----------        -----------
                                           $     1,395        $       604        $     1,231        $       562
                                           ===========        ===========        ===========        ===========

The Company follows the full-cost method of accounting for oil and gas properties.


Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities
(Millions of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------
Property acquisition costs:
      Proved.................................................................    $     65    $     20    $      6
      Unproved...............................................................          16           5          11
Exploration costs............................................................          33          29           6
Development costs............................................................         112          91          65


Results of Operations for Exploration and Production Activities
(Millions of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------
Revenues:
   Sales.....................................................................    $    112    $    115    $    139
   Transfers.................................................................         112         118          98
                                                                                 --------    --------    --------
      Total..................................................................         224         233         237
                                                                                 --------    --------    --------

Production costs.............................................................         (85)        (71)        (71)
Operating expenses...........................................................         (27)        (29)        (28)
Depreciation, depletion and amortization.....................................        (103)       (104)       (107)
                                                                                 --------    --------    --------
                                                                                        9          29          31

Income tax benefit...........................................................           5           1           2
                                                                                 --------    --------    --------

Results of operations for producing activities (excluding corporate
   overhead and interest costs)..............................................    $     14    $     30    $     33
                                                                                 ========    ========    ========

The average amortization rate per equivalent Mcf was $0.89 in 1995, $0.96 in 1994 and $1.00 in 1993.

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

      The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets, may be subject to material future revisions (millions of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1995                         1994                        1993
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 Systems     Production      Systems     Production       Systems     Production
                               -----------   -----------   -----------   -----------   -----------   ------------

Future cash inflows..........  $       286   $     2,281   $       235   $     1,617   $       299   $     1,698
Future production and development
 costs.......................          (82)         (964)          (65)         (717)          (63)         (647)
Future income tax expenses...          (68)         (294)          (58)         (176)          (82)         (237)
                               -----------   -----------   -----------   -----------   -----------   -----------
Future net cash flows........          136         1,023           112           724           154           814
10% annual discount for estimated
 timing of cash flows........          (61)         (304)          (44)         (196)          (59)         (252)
                               ------------  -----------   -----------   -----------   -----------   -----------
Standardized measure of discounted
 future net cash flows.......  $        75   $       719   $        68   $       528   $        95   $       562
                               ===========   ===========   ===========   ===========   ===========   ===========


Future cash inflows include $139 million for 1995 and $39 million for 1994 related to volumes dedicated to volumetric production payments sold by the Company.

Principal sources of change in the standardized measure of discounted future net cash flows during each year are (millions of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1995                         1994                        1993
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 Systems     Production      Systems     Production       Systems     Production
                               -----------   -----------   -----------   -----------   -----------   ------------

Sales and transfers, net of
 production costs............  $       (31)  $      (136)  $       (39)  $      (148)  $       (35)  $      (164)
Net changes in prices and
 production costs............           46            88           (15)         (183)           (1)            7
Extensions and discoveries...            -           187             -           119             -           139
Acquisitions.................            1           109             -            43             -             5
Sales of reserves in-place...            -             -             -            (4)            -            (5)
Development costs incurred
 during the period that
 reduced estimated future
 development costs...........            -            21             -            24             -            21
Revisions of previous quantity
 estimates, timing and other.          (15)          (70)            1            23            12           (87)
Accretion of discount........            7            49            11            55            12            56
Net change in income taxes...           (1)          (57)           15            37             4           (19)
                               -----------   -----------   -----------   -----------   -----------   -----------
Net change...................  $         7   $       191   $       (27)  $       (34)  $        (8)  $       (47)
                               ===========   ===========   ===========   ===========   ===========   ===========

None of the amounts include any value for natural gas systems storage gas and liquids volumes, which was approximately 39 Bcf for CIG, 104 Bcf for ANR Pipeline and 138,000 barrels of liquids for CIG at the end of 1995.

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

Total Recoverable Reserves                                                December 31,
(Millions of tons)                           -------------------------------------------------------------------
                                                1995          1994          1993           1992          1991
                                             -----------   -----------   -----------   -----------   -----------

Total, beginning of year..................           839           871           789           806           828
Production................................           (18)          (20)          (24)          (18)          (18)
Purchases (sales).........................            18            (2)          115             8            (5)
Changes in estimates......................           (16)          (10)           (9)           (7)            1
                                             -----------   -----------   -----------   -----------   -----------
Total, end of year........................           823           839           871           789           806
                                             -----------   -----------   -----------   -----------   -----------
Average market price per ton sold.........   $     25.18   $     25.77   $     25.80   $     27.29   $     28.07
                                             ===========   ===========   ===========   ===========   ===========

The following presents additional information on coal operations:

Operating Data
(Millions of tons)                               1995          1994          1993           1992          1991
                                             -----------   -----------   -----------   -----------   -----------

Sales
     East.................................           7.3           7.6           7.2           7.7           8.2
     West.................................           9.8           8.7           8.9           7.8           7.4
     Brokerage............................            .9           1.2           1.3           1.4           1.0
                                             -----------   -----------   -----------   -----------   -----------
         Total............................          18.0          17.5          17.4          16.9          16.6
                                             ===========   ===========   ===========   ===========   ===========

Royalty Tonnage
     Eastern Bituminous...................           3.7           5.1           3.9           4.2           3.8
     Western Lignite......................          15.0          16.0          16.4          19.7          18.4
                                             -----------   -----------   -----------   -----------   -----------
         Total............................          18.7          21.1          20.3          23.9          22.2
                                             ===========   ===========   ===========   ===========   ===========

Developed Production Capacity
     East.................................          11.1          10.8          10.6          10.5          10.1
     West.................................          10.9          10.7          10.6           9.5           7.9
                                             -----------   -----------   -----------   -----------   -----------
         Total............................          22.0          21.5          21.2          20.0          18.0
                                             ===========   ===========   ===========   ===========   ===========

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1995           1994
                                                                                         ---------      ---------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................................................    $     3.3      $     6.0
   Receivables.......................................................................         56.2           26.7
   Receivables from subsidiaries.....................................................      1,745.1        1,830.5
   Prepaid expenses and other........................................................          1.5            2.7
                                                                                         ---------      ---------
      Total Current Assets...........................................................      1,806.1        1,865.9
                                                                                         ---------      ---------

PROPERTY, PLANT AND EQUIPMENT - at cost, net.........................................          1.1            1.1
                                                                                         ---------      ---------

INVESTMENTS IN SUBSIDIARIES AND OTHER ASSETS:
   Investment in subsidiaries at cost plus equity in undistributed earnings since
      acquisition....................................................................      3,294.9        3,033.6
   Due from subsidiaries.............................................................        541.6          541.8
   Deferred federal income taxes.....................................................        110.0           67.6
   Other assets......................................................................        253.5          280.4
                                                                                         ---------      ---------
                                                                                           4,200.0        3,923.4

                                                                                         $ 6,007.2      $ 5,790.4
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1995           1994
                                                                                         ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable.....................................................................    $    73.2      $    50.5
   Accounts payable and accrued expenses.............................................        133.9          179.6
   Payable to subsidiaries...........................................................        260.8          243.8
   Current maturities on long-term debt..............................................        121.5           97.6
                                                                                         ---------      ---------
      Total Current Liabilities......................................................        589.4          571.5
                                                                                         ---------      ---------

DEBT:
   Long-term debt....................................................................      2,610.9        2,415.7
   Subordinated long-term debt.......................................................            -          199.7
                                                                                         ---------      ---------
                                                                                           2,610.9        2,615.4

DEFERRED CREDITS AND OTHER...........................................................        128.1          146.3
                                                                                         ---------      ---------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY..........................................      2,678.8        2,457.2
                                                                                         ---------      ---------

                                                                                         $ 6,007.2      $ 5,790.4
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF OPERATIONS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1995           1994           1993
                                                                          ---------      ---------      ---------

OPERATING REVENUES.....................................................   $       -      $      .2      $     1.0

OPERATING COSTS AND EXPENSES...........................................           -              -              -
                                                                          ---------      ---------      ---------

OPERATING PROFIT.......................................................           -             .2            1.0
                                                                          ---------      ---------      ---------

OTHER INCOME:
   Equity in net earnings of subsidiaries..............................       384.2          334.8          263.9
   Interest income from subsidiaries - net.............................       152.7          125.3          119.6
   Other income - net..................................................        17.1           14.0           20.0
                                                                          ---------      ---------      ---------
                                                                              554.0          474.1          403.5
                                                                          ---------      ---------      ---------

OTHER EXPENSES (BENEFITS):
   General and administrative..........................................        10.4           10.1           12.1
   Interest and debt expense...........................................       305.8          306.9          364.6
   Taxes on income.....................................................       (32.6)         (75.3)         (90.5)
                                                                          ---------      ---------      ---------
                                                                              283.6          241.7          286.2
                                                                          ---------      ---------      ---------

EARNINGS BEFORE EXTRAORDINARY ITEM.....................................       270.4          232.6          118.3
   Extraordinary item-loss on early extinguishment of debt.............           -              -           (2.5)
                                                                          ---------      ---------      ---------

NET EARNINGS...........................................................   $   270.4      $   232.6      $   115.8
                                                                          =========      =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1995           1994           1993
                                                                          ---------      ---------      ---------

Net Cash Flow From Operating Activities:
   Net earnings before extraordinary item..............................   $   270.4      $   232.6      $   118.3
   Items not requiring (providing) cash:
      Depreciation, depletion and amortization.........................          .1             .3             .5
      Deferred income taxes............................................       (22.0)          14.1          (36.2)
      Undistributed subsidiary earnings................................      (260.9)        (266.9)        (197.3)
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables...................................................       (29.5)          (9.2)          (3.3)
         Prepaid expenses and other....................................         1.2           (1.3)           (.1)
         Accounts payable and accrued expenses.........................        25.7           46.7          (15.1)
         Other.........................................................       (11.1)         (54.2)          (9.0)
                                                                          ---------      ---------      ---------
                                                                              (26.1)         (37.9)        (142.2)
                                                                          ---------      ---------      ---------

Cash Flow from Investing Activities:
   Purchases of property, plant and equipment..........................         (.1)           (.1)           (.9)
   Proceeds from sale of property, plant and equipment ................           -            4.9              -
   Net change in accounts with subsidiaries............................        12.4          260.8          553.3
   Additions to investments............................................           -              -           (1.0)
   Proceeds from investments...........................................        19.3              -              -
                                                                          ---------      ---------      ---------
                                                                               31.6          265.6          551.4
                                                                          ---------      ---------      ---------

Cash Flow from Financing Activities:
   Increase (decrease) in short-term notes.............................       322.7         (203.0)          55.1
   Proceeds from issuing common stock..................................        10.5            5.4           11.9
   Proceeds from issuing preferred stock...............................           -              -          193.5
   Proceeds from long-term debt issues.................................       218.5              -           80.1
   Payments to retire long-term debt...................................      (500.6)         (79.4)        (587.2)
   Dividends paid......................................................       (59.3)         (59.3)         (53.0)
                                                                          ---------      ----------     ---------
                                                                               (8.2)        (336.3)        (299.6)
                                                                          ---------      ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents...................        (2.7)        (108.6)         109.6

Cash and Cash Equivalents at Beginning of Year.........................         6.0          114.6            5.0
                                                                          ---------      ---------      ---------

Cash and Cash Equivalents at End of Year...............................   $     3.3      $     6.0      $   114.6
                                                                          =========      =========      =========



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

      Statement of Cash Flows -- For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest and financing fees of $333.5 million, $340.6 million and $357.1 million in 1995, 1994 and 1993, respectively. Cash payments (refunds
- primarily from subsidiaries) for income taxes amounted to $(44.5) million, $(62.2) million and $(49.8) million for 1995, 1994 and 1993, respectively.

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

Note 3.    Debt and Guarantees

      Information on the debt of the Company is disclosed in Note 5 of the Notes to Consolidated Financial Statements included herein. The Company has guaranteed certain long-term debt of its subsidiaries (approximately $72.8 million outstanding at December 31, 1995, including current maturities) and certain other obligations arising in the ordinary course of business. The Company and certain of its subsidiaries have entered into interest rate and currency swaps with major banking institutions. The Company is exposed to loss if one or more counterparties default. In addition, the Company or certain of its subsidiaries are guarantors on certain bank loans of corporations, joint ventures and partner ships in which the Company or certain subsidiaries have equity interests. Information on the guarantees and swaps is disclosed in Notes 5 and 8, respectively, of the Notes to Consolidated Financial Statements.

      The aggregate amounts of long-term debt maturities of Coastal for the five years following 1995 are (millions of dollars):

      1996 .............. $    121.5     1999  ..............  $   180.1
      1997 ..............       75.0     2000  ..............      280.0
      1998 ..............       30.0

Note 4. Dividends Received

     Cash dividends received from consolidated subsidiaries were as follows:
1995 - $123.3 million, 1994 - $67.9 million and 1993 - $66.6 million.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)


                                                                       Additions
                                                     Balance at       Charged to                         Balance
                                                      Beginning        Costs and                         at End
      Description                                      of Year         Expenses         Other            of Year
------------------------------------------------------------------------------------------------------------------


Year Ended December 31, 1995

Allowance for doubtful accounts....................    $19.0             $ 4.9        $(2.5)(A)          $  21.4
                                                       =====             =====        =====              =======

Year Ended December 31, 1994

Allowance for doubtful accounts....................    $16.1             $ 6.2        $(3.3)(A)          $  19.0
                                                       =====             =====        =====              =======


Year Ended December 31, 1993

Allowance for doubtful accounts....................    $16.5             $11.2        $(11.6)(A)         $  16.1
                                                       =====             =====        ======             =======


--------
(A) Accounts charged off net of recoveries.

                                  EXHIBIT INDEX


Exhibit
Number                                    Document
-------                                   --------

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

 10.13+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, includes Plan as Restated as of January 1, 1989 and First Amendment dated July 27, 1992, Second Amendment dated December 9, 1992, Third Amendment dated October 29, 1993 (Exhibit
              10.16 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.14* Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Fourth Amendment dated May 20, 1994, Fifth Amendment dated August 17, 1994, Sixth Amendment dated August 30, 1994, Seventh Amendment dated October 30, 1995, Eighth Amendment dated December 29, 1995 and Ninth Amendment dated December 29, 1995.

                                  EXHIBIT INDEX


Exhibit
Number                                    Document
-------                                   --------

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


-------------------------
Note:
          + Indicates documents incorporated by reference from the prior filing indicated.
          *  Indicates documents filed herewith.