Form 10-Q
period 1996-03-31
COASTAL CORP
filed 1996-05-15
CIK 21267

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                                ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of April 30, 1996, there were outstanding 105,061,728 shares of Common Stock, 33-1/3 cents par value per share, and 394,329 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

===============================================================================

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

    The financial statements of The Coastal Corporation and its subsidiaries (the "Company") are presented herein and are unaudited, except for balances as of December 31, 1995, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales of natural gas and petroleum products.


                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Millions of Dollars)

                                                                         MARCH 31,   DECEMBER 31,
                               ASSETS                                      1996         1995
                                                                       ------------  -----------
                                                                        (Unaudited)

Current Assets:
 Cash and cash equivalents...........................................     $    50.8  $    58.4
 Receivables, less allowance for doubtful accounts of $18.8 million
  (1996) and $21.4 million (1995)                                           1,373.4    1,192.3
 Inventories.........................................................         856.0      781.1
 Prepaid expenses and other..........................................         213.0      218.3
                                                                          ---------  ---------
  Total Current Assets...............................................       2,493.2    2,250.1
                                                                          ---------  ---------
Property, Plant and Equipment - at cost:
 Natural gas systems.................................................       5,891.3    5,866.2
 Refining, crude oil and chemical facilities.........................       2,040.7    1,957.8
 Gas and oil properties - at full-cost...............................       1,502.2    1,450.9
 Other...............................................................         741.9      743.1
                                                                          ---------  ---------
                                                                           10,176.1   10,018.0
 Accumulated depreciation, depletion and amortization................       3,663.1    3,556.1
                                                                          ---------  ---------
                                                                            6,513.0    6,461.9
                                                                          ---------  ---------

Other Assets:
 Goodwill............................................................         521.0      525.7
 Investments - equity method.........................................         446.4      447.4
 Other...............................................................         953.4      973.7
                                                                          ---------  ---------
                                                                            1,920.8    1,946.8
                                                                          ---------  ---------
                                                                          $10,927.0  $10,658.8
                                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Millions of Dollars)


                                                                        MARCH 31,   DECEMBER 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                      1996        1995
                                                                      ------------  ------------
                                                                       (Unaudited)
Current Liabilities:
 Notes payable......................................................     $   226.2  $   123.2
 Accounts payable...................................................       1,789.5    1,630.2
 Accrued expenses...................................................         337.5      325.4
 Current maturities on long-term debt...............................         123.5      128.5
                                                                         ---------  ---------
  Total Current Liabilities.........................................       2,476.7    2,207.3
                                                                         ---------  ---------
Debt:
 Long-term debt, excluding current maturities.......................       3,592.3    3,661.7
                                                                         ---------  ---------
Deferred Credits and Other:
 Deferred income taxes..............................................       1,493.1    1,473.8
 Other deferred credits.............................................         614.4      636.6
                                                                         ---------  ---------
                                                                           2,107.5    2,110.4
                                                                         ---------  ---------
Mandatory Redemption Preferred Stock:
 Issued by subsidiaries.............................................            .5         .6
                                                                         ---------  ---------
Common Stock and Other Stockholders' Equity:
 Cumulative preferred stock (with aggregate liquidation preference
  of $209.1 million)................................................           2.7        2.7
 Class A common stock...............................................            .1         .1
 Common stock.......................................................          36.5       36.4
 Additional paid-in capital.........................................       1,228.5    1,225.0
 Retained earnings..................................................       1,614.7    1,547.1
                                                                         ---------  ---------
                                                                           2,882.5    2,811.3
 Less common stock in treasury - at cost............................         132.5      132.5
                                                                         ---------  ---------
                                                                           2,750.0    2,678.8
                                                                         ---------  ---------
                                                                         $10,927.0  $10,658.8
                                                                         =========  =========

                See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                    (Millions of Dollars, Except Per Share)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                          1996       1995
                                                        ---------  --------
                                                            (Unaudited)

Operating Revenues....................................   $3,095.1  $2,618.3
                                                         --------  --------

Operating Costs and Expenses:
 Purchases............................................    2,360.5   1,897.2
 Operating expenses...................................      435.7     442.9
 Depreciation, depletion and amortization.............      100.3      93.8
                                                         --------  --------
                                                          2,896.5   2,433.9
                                                         --------  --------
Operating Profit......................................      198.6     184.4
                                                         --------  --------
Other Income - net....................................       18.1      17.4
                                                         --------  --------
Other Expenses:
 General and administrative...........................       14.5      14.2
 Interest and debt expense, less $1.5 million (1996)
  and $1.8 million (1995) capitalized.................       95.6     109.6
 Taxes on income......................................       24.1      20.4
                                                         --------  --------
                                                            134.2     144.2
                                                         --------  --------
Net Earnings..........................................       82.5      57.6
Dividends on Preferred Stock..........................        4.3       4.3
                                                         --------  --------
Net Earnings Available to Common Stockholders.........   $   78.2  $   53.3
                                                         ========  ========
Net Earnings Per Common and Common Equivalent Share...   $    .74  $    .51
                                                         ========  ========
Cash Dividends Per Common Share.......................   $    .10  $    .10
                                                         ========  ========

               See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
     STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                 (Thousands of Shares and Millions of Dollars)


                                                         THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------
                                                             1996             1995
                                                      ----------------  -----------------
                                                       SHARES   AMOUNT   SHARES   AMOUNT
                                                      --------  ------  --------  -------
                                                                 (Unaudited)
Preferred stock, par value
 33-1/3 cents per share, authorized 50,000,000 shares:
  Cumulative convertible preferred:
  $1.19, Series A, redemption or liquidation
   amount of $33 per share:
    Beginning balance..............................        61   $    -       63   $    -
    Converted to common............................         -        -        -        -
                                                      -------   ------  -------   ------
    Ending balance.................................        61        -       63        -
                                                      =======   ------  =======   ------

  $1.83, Series B, redemption or liquidation
   amount of $50 per share:
    Beginning balance..............................        79       .1       84       .1
    Converted to common............................        (2)       -       (1)       -
                                                      -------   ------  -------   ------
    Ending balance.................................        77       .1       83       .1
                                                      =======   ------  =======   ------

  $5.00, Series C, redemption or liquidation
   amount of $100 per share:
    Beginning balance...............................       33        -       34        -
    Converted to common.............................        -        -        -        -
                                                      -------   ------  -------   ------
    Ending balance..................................       33        -       34        -
                                                      =======   ------  =======   ------

  Cumulative preferred:
  $2.125, Series H, liquidation amount
   of $25 per share:
    Beginning and ending balance....................    8,000      2.6    8,000      2.6
                                                      =======   ------  =======   ------

Class A common stock, par value 33-1/3 cents
 per share, authorized 2,700,000 shares:
  Beginning balance.................................      404       .1      416       .1
  Converted to common...............................       (5)       -       (5)       -
  Conversion of preferred stock and
   exercise of stock options........................        1        -        4        -
                                                      -------   ------  -------   ------
  Ending balance....................................      400       .1      415       .1
                                                      =======   ------  =======   ------

Common stock, par value 33-1/3 cent per share,
 authorized 250,000,000 shares:
  Beginning balance.................................  109,168     36.4  108,726     36.2
  Conversion of preferred stock.....................       12        -        5        -
  Conversion of Class A common stock................        5        -        5        -
  Exercise of stock options.........................      188       .1       34       .1
                                                      -------   ------  -------   ------
  Ending balance....................................  109,373   $ 36.5  108,770   $ 36.3
                                                      =======   ------  =======   ------

                See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
     STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                 (Thousands of Shares and Millions of Dollars)
                                  (Continued)


                                                          THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------------
                                                             1996               1995
                                                     ------------------  ------------------
                                                      SHARES    AMOUNT    SHARES    AMOUNT
                                                     ---------  -------  --------  --------
                                                                  (Unaudited)
Additional paid-in capital:
       Beginning balance.............                           $1,225.0            $1,214.7
       Exercise of stock options.....                                3.5                  .9
                                                                --------            --------
       Ending balance................                            1,228.5             1,215.6
                                                                --------            --------
Retained earnings:
       Beginning balance.............                            1,547.1             1,336.0
       Net earnings for period.......                               82.5                57.6
       Dividends on preferred stock..                               (4.3)               (4.3)
       Dividends on common stock.....                              (10.6)              (10.5)
                                                                --------            --------
       Ending balance................                            1,614.7             1,378.8
                                                                --------            --------
Less treasury stock - at cost......................       4,395    132.5     4,395     132.5
                                                       ======== --------  ========  --------
Total..............................................             $2,750.0            $2,501.0
                                                                ========            ========

                See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Millions of Dollars)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                      1996      1995
                                                                    --------  --------
                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
 Net earnings..........................................             $  82.5   $  57.6
 Add (subtract) items not requiring (providing) cash:
  Depreciation, depletion and amortization.............               101.3      94.8
  Deferred income taxes................................                 5.4       5.8
  Amortization of producer contract reformation costs..                 8.2       7.2
  Distributed earnings from equity investments.........                17.4        .3

 Working capital and other changes, excluding changes
  relating to cash and non-operating activities:
   Accounts receivable.................................              (181.1)     25.2
   Inventories.........................................               (74.9)    135.3
   Prepaid expenses and other..........................                10.8      14.4
   Accounts payable....................................               159.3    (281.7)
   Accrued expenses....................................                19.6      35.8
   Other...............................................                14.7      56.3
                                                                    -------   -------
                                                                      163.2     151.0
                                                                    -------   -------
Cash Flow From Investing Activities:
 Purchases of property, plant and equipment............              (145.9)    (80.9)
 Proceeds from sale of property, plant and equipment...                 1.2       3.8
 Additions to investments..............................               (17.6)    (10.1)
 Proceeds from investments.............................                   -      10.7
 Recovery of gas supply prepayments....................                  .1        .1
                                                                    -------   -------
                                                                     (162.2)    (76.4)
                                                                    -------   -------
Cash Flow From Financing Activities:
 Increase (decrease) in short-term notes...............              (197.0)     33.5
 Redemption of mandatory redemption preferred stock....                 (.1)        -
 Proceeds from issuing common stock....................                 3.6       1.0
 Proceeds from long-term debt issues...................               271.5     109.0
 Payments to retire long-term debt.....................               (71.7)   (205.1)
 Dividends paid........................................               (14.9)    (14.8)
                                                                    -------   -------
                                                                       (8.6)    (76.4)
                                                                    -------   -------
Net Decrease in Cash and Cash Equivalents..............                (7.6)     (1.8)
Cash and Cash Equivalents at Beginning of Period.......                58.4      73.5
                                                                    -------   -------
Cash and Cash Equivalents at End of Period.............             $  50.8   $  71.7
                                                                    =======   =======

                See Notes to Consolidated Financial Statements.

                   THE COASTAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations or financial position.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the statement of consolidated operations or making pro forma disclosures in the notes to financial statements as to the effects on net earnings as if the compensation cost had been recognized in the statement of consolidated operations. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to the annual financial statements. During the quarter ended March 31, 1996, the Company granted 661,500 options with an exercise price of $36.56. The exercise price was equal to the market price of the stock at the grant date.

          The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. The application of the new standard did not have a material effect on the Company's consolidated results of operations or financial position.

          The interstate natural gas pipeline and certain storage subsidiaries are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). These subsidiaries meet the criteria and, accordingly, follow the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Although the accounting methods for companies subject to rate regulation may differ from those used by non-regulated companies, the accounting methods prescribed by the regulatory authority conform to the generally accepted accounting principle of matching costs with the revenue to which they apply.

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

          The subsidiaries have applied FAS 71 and evaluate the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the subsidiaries' operations, an amount would be charged to earnings as an extraordinary item. At March 31, 1996, this amount was approximately $91 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS 71. Any potential charge to earnings would be noncash and would have no direct effect on the subsidiaries' ability to include the underlying deferred items in their future rate proceedings or on their ability to collect the rates set thereby.

          Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $62.7 million and

$70.9 million for the three months ended March 31, 1996 and 1995, respectively. Cash payments (refunds) for income taxes amounted to $1.7 million and $(1.5) million for the three months ended March 31, 1996 and 1995, respectively.

2. INVENTORIES

    Inventories were as follows (millions of dollars):

                                             MARCH 31,  DECEMBER 31,
                                               1996         1995
                                             ---------  ------------
                                            (Unaudited)
Refined products, crude oil and chemicals..     $654.6        $556.5
Natural gas in underground storage.........       28.6          49.9
Coal, materials and supplies...............      172.8         174.7
                                                ------        ------
                                                $856.0        $781.1
                                                ======        ======

          The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $43.7 million at March 31, 1996 and $36.5 million at December 31, 1995.

3. COMMON STOCK

          On March 31, 1996, 3,499,945 shares of Common Stock of the Company were reserved for employee stock option plans, 731,201 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 399,677 shares were reserved for conversion of outstanding Class A Common Stock and 35,022 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 14,780 shares reserved for employee stock option plans and 20,242 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

4.  INCOME TAXES

          Provisions for income taxes were as follows (millions of dollars):

                         THREE MONTHS ENDED
                              MARCH 31,
                         -------------------
                           1996       1995
                         -------   ---------
                             (Unaudited)

Current Income Taxes:
 Federal...............     $14.6   $14.2
 Foreign...............        .6      .3
 State.................       3.5      .1
                            -----   -----
                             18.7    14.6
                            -----   -----
Deferred Income Taxes:
 Federal...............       6.0     6.0
 Foreign...............        .5       -
 State.................      (1.1)    (.2)
                            -----   -----
                              5.4     5.8
                            -----   -----
                            $24.1   $20.4
                            =====   =====

      Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

5. LITIGATION, REGULATORY AND ENVIRONMENTAL MATTERS

    Litigation Matters

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

          In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial is pending.

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

          Under ANR Pipeline Company's ("ANR Pipeline") Interim Settlement, which became effective November 1, 1992 and expired on November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, on April 29, 1994, ANR Pipeline filed with the FERC a reconciliation report showing over-collections and proposing refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. Pursuant to a February 27, 1995 FERC order approving ANR Pipeline's refund allocation methodology, ANR Pipeline paid undisputed refunds on March 29, 1995 of $45.1 million, together with applicable interest, subject to further investigation of the claims made by the customers. On May 2, 1995, the FERC issued an order setting these issues for an evidentiary hearing which commenced on May 14, 1996. ANR Pipeline submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers and which has been consolidated with the ongoing evidentiary hearing. The FERC's approval of ANR Pipeline's refund allocation methodology was appealed by certain customers to the United States Court of Appeals for the D.C. Circuit and that appeal was dismissed in an April 24, 1996 Court order.

          On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. ANR Pipeline and numerous other parties have sought judicial review of aspects of Order 636 before the United States Court of Appeals for the D.C. Circuit. Oral argument in the case was held on February 21, 1996. Several persons, including ANR Pipeline, have also appealed aspects of the FERC's orders approving ANR Pipeline's restructuring filings made pursuant to Order 636 and these appeals are expected to be briefed shortly. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that, after minor tariff modifications, ANR Pipeline would be fully in compliance with Order 636 and the requirements of the orders on its restructuring filings.

          Under FERC Docket No. RP94-43, ANR Pipeline filed a general rate increase on November 1, 1993. By a March 23, 1994 order, the FERC granted and denied various requests for summary disposition and established hearing procedures for issues remaining to be investigated in the proceeding. The hearing commenced on January 31, 1996 and concluded on April 24, 1996. Initial briefs are due July 1, 1996, and reply briefs are due August 30, 1996. Under the March 23, 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved in the Interim Settlement, and a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. On April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. ANR Pipeline's filing was accepted by the FERC in a September 21, 1994 order, subject to further modifications, including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted revised rates in compliance with this order on October 6, 1994, which rates are currently in effect, subject to refund. ANR Pipeline sought rehearing of various aspects of the March 23, 1994 order and the FERC denied rehearing in a December 8, 1994 order. On January 26, 1995, ANR Pipeline appealed these orders to the United States Court of Appeals for the D.C. Circuit and the Court dismissed the appeal as premature.

          The FERC has also issued a series of orders and orders on rehearing in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its pending rate proceeding, the revenues ANR Pipeline receives for its services were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and has accelerated its amortization of transition costs. In light of the FERC's policy, ANR Pipeline has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, although the Court granted the FERC's motion to hold ANR Pipeline's appeal in abeyance pending the outcome of the Order 636 appeal discussed above.

          Claims were filed in 1990 in the United States District Court in North Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). On February 16, 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement (the "Settlement Agreement"), which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract with the Plant. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. By an October 18, 1994 order, the FERC consolidated ANR Pipeline's petition with similar petitions of three other pipeline companies. Hearings were held before the FERC Administrative Law Judge ("ALJ") on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement and determining the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the amounts ANR Pipeline has billed to its customers since May 1993 are greater than the Dakota costs ANR Pipeline would be permitted to recover under the Initial Decision, ANR Pipeline may be required to refund to its customers the amount of excess collections. At March 31, 1996, that potential refund amount is approximately $75 million, plus interest. It is ANR Pipeline's position that (i) the Settlement Agreement is prudent, (ii) the FERC has no lawful authority to order refunds for past periods and (iii) even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement.

          Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. ANR Pipeline's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of March 31, 1996, ANR Pipeline incurred transition costs in the amount of $55.5 million. In addition, ANR Pipeline recorded a contingent liability for $83.9 million representing future above-market gas purchase obligations, including future obligations of $66.3 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. ANR Pipeline has filed for recovery of approximately $44.5 million of incurred transition costs. The FERC has accepted $42.7 million of these filings for recovery, of which $28.6 million has been settled with the parties to the respective FERC proceedings. Those filings not settled are subject to refund and further proceedings. Additional transition cost filings will be made by ANR Pipeline in the future.

          On October 31, 1995, CIG filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of CIG, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, CIG requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. CIG has requested that the FERC issue an order approving the application to be effective on September 30, 1996. The filing was protested by certain parties, resulting in a technical conference with the FERC staff and such protesting parties. CIG filed an amendment addressing the issues of concern. Such filing resulted in an adjusted net book value of approximately $33 million associated with the transferred facilities. Following receipt of authorizations, CIG will transfer the certificated and certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most, but not all, of CIG's current gathering and processing assets. Under current FERC policies, once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the FERC's general jurisdiction under the Natural Gas Act of 1938, as amended, although the FERC has indicated that, in certain very narrow circumstances, it will assert regulatory jurisdiction over gathering by affiliates of interstate pipelines such as CFS. As a condition of approving the transfer of gathering facilities to pipeline affiliates, the FERC is requiring that the affiliate assure existing customers of continued service for up to a 2-year period. The FERC policy also limits what the gathering affiliate can charge during that period to the maximum gathering rate which the pipeline could have charged for the same service prior to the transfer. However, both the 2-year service condition and the rate limitation can be overridden by a negotiated agreement between the shipper and the gathering affiliate. The FERC's policy with respect to treatment of gathering affiliates of interstate pipelines is on appeal at this time.

          On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In this filing, CIG also established a new tariff provision to allow CIG to enter into negotiated rate arrangements. The FERC has also accepted this provision, subject to refund, effective May 1, 1996. A technical conference has been scheduled in this proceeding to be held on May 21, 1996.

          CIG, ANR Pipeline, ANR Storage Company and Wyoming Interstate Company, Ltd. ("WIC"), subsidiaries of the Company, are regulated by the FERC. Certain of the above regulatory matters and other regulatory issues remain unresolved among these companies, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

    Environmental Matters

          The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company anticipates capital expenditures of approximately $55 million in 1996 in order to comply with such laws and regulations. The majority of the 1996 expenditures is attributable to construction projects at the Company's refineries. The Company currently anticipates capital expenditures for environmental compliance for the years 1997 through 1999 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

          The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $336 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At 6 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, two subsidiaries of the Company have been named as PRPs in a state site. The North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis.

          There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures. Coastal is also supplying reduced-emission reformulated gasoline in all markets where it is required.

          In March 1996, the New Jersey Department of Environmental Protection issued a Notice of Violation to Coastal Eagle Point Oil Company, a subsidiary of Coastal, and the Eagle Point Cogeneration Partnership in which Coastal has an indirect 50% interest. The Notice alleges certain violations of permit conditions and an administrative consent order involving the installation and testing of certain units at the New Jersey facility, but the New Jersey Department of Environmental Protection has not specified the relief it is seeking. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

          Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

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

                                                                      TWELVE MONTHS ENDED
                                                                   ------------------------
                                                                   MARCH 31,    DECEMBER 31,
                                                                     1996         1995
                                                                  -----------  -------------
                                                                  (Unaudited)
Net return on average common stockholders' equity......                 11.6%          10.8%
Cash flow from operating activities to long-term debt..                 18.4%          17.7%
Total debt to total capitalization.....................                 58.9%          59.4%
Times interest earned (before tax).....................                  1.9            1.8

          The above ratios reflect increased earnings in the 1996 first quarter. A decrease in interest expense also contributed to the increase in the times interest earned ratio.

          Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines, proceeds from the sale of selective non-core assets and new financings.

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

          In April 1996, the Company announced that it will redeem on June 15, 1996 all of its 11-3/4% Senior Debentures due June 15, 2006, of which $400 million in principal amount was outstanding as of March 31, 1996. Debentures in the principal amount of $60 million will be redeemed at par plus accrued interest to the date of redemption pursuant to sinking fund provisions, with the securities to be selected for redemption by lot. The remaining $340 million in debentures will be redeemed at 103.917% of par plus accrued interest to the date of redemption. The Company may, subject to market conditions, purchase the 11-3/4% Senior Debentures in the open market prior to the record date for redemption.

          Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

          The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at March 31, 1996 were as follows (millions of dollars):

Short-term...................   $677.3
Long-term*...................    672.6
                              --------
                              $1,349.9
                              ========

 *$235 million of unused long-term credit lines is dedicated to a specific use.

                             RESULTS OF OPERATIONS

          The change in the Company's earnings for the three-month period ended March 31, 1996 in comparison to the same period in 1995 is a result of the following:

          OPERATING REVENUES. The operating revenues by segment were as follows (millions of dollars):


                                                                                                          THREE MONTHS ENDED
                                                                                                             March 31,
                                                                                                          -------------------
                                                                                                           1996         1995
                                                                                                          -------------------
                                                                                                              (Unaudited)
 Natural gas.............................................................................................  $1,003.4   $  792.7
 Refining, marketing and chemicals.......................................................................   1,956.9    1,646.1
 Exploration and production..............................................................................      85.0       63.4
 Coal....................................................................................................     107.3      114.0
 Power...................................................................................................      20.2        7.6
 Other...................................................................................................       8.0       42.2
 Adjustments and eliminations............................................................................     (85.7)     (47.7)
                                                                                                           --------   --------
                                                                                                           $3,095.1   $2,618.3
                                                                                                           ========   ========

 OPERATING PROFIT (LOSS).  The operating profit (loss) by segment was as follows (millions of dollars):
                                                                                                          THREE MONTHS ENDED
                                                                                                             March 31,
                                                                                                          -------------------
                                                                                                           1996         1995
                                                                                                          -------------------
                                                                                                              (Unaudited)
 Natural gas.............................................................................................  $  126.1   $  132.5
 Refining, marketing and chemicals.......................................................................      34.8       24.2
 Exploration and production..............................................................................      14.1        2.9
 Coal....................................................................................................      18.4       24.3
 Power...................................................................................................       2.4        (.2)
 Other...................................................................................................       2.8         .7
                                                                                                           --------   --------
                                                                                                           $  198.6   $  184.4
                                                                                                           ========   ========

          NATURAL GAS. The increase in operating revenues of $210.7 million can be attributed to increased prices and volumes, primarily for the gas marketing companies. Transportation and storage revenues decreased slightly, primarily as a result of the continued, intensified competition in the United States natural gas industry.

          Purchases increased by $211.5 million in the 1996 period due to increased prices and volumes for the gas marketing companies. Gross profit decreased by $.8 million from the 1995 first quarter.

          The operating profit decrease of $6.4 million in the 1996 first quarter results from decreased margins of $6.3 million, reduced transportation revenues of $2.0 million and increased operating expenses of $4.6 million offset by increased sales volumes of $3.5 million and other increases of $3.0 million. The operating expense increase results from increases for gas and gas liquids handling and property and use taxes.

          REFINING, MARKETING AND CHEMICALS. Operating revenues increased by $310.8 million in the 1996 first quarter due to higher volumes and improved prices. Purchases for the segment increased by $289.4 million, also a result of higher prices and volumes, resulting in a gross profit increase of $21.4 million.

          Operating profit increased by $10.6 million as increased volumes of $26.1 million and other increases of $.8 million were offset by decreased margins of $7.1 million and increased operating expenses of $9.2 million. Increased production from the petrochemicals facility in Montreal, Quebec is primarily responsible for the volume increase. The increased operating expenses result from expanded retail operations, increased Canadian operations and the acquisition of a chemical plant in the first quarter of 1996.

          EXPLORATION AND PRODUCTION. The increase in operating revenues of $21.6 million resulted from increased volumes and higher prices for all products. The improved volumes reflect the success of the Company's drilling program in 1995. Operating profit increased by $11.2 million as increases for volumes of $10.2 million and prices of $14.7 million were partially offset by increased operating expenses of $6.9 million; higher depreciation, depletion and amortization of $3.1 million and other decreases of $3.7 million. The increased operating expenses result from higher operating costs and maintenance due to increased levels of offshore activity.

          COAL.   Operating revenues from the coal segment decreased by $6.7 million in the 1996 first quarter as a result of reduced volumes and lower prices. Operating profit decreased by $5.9 million as decreased volumes of $6.0 million and lower margins of $4.1 million were partially offset by reduced operating expenses of $2.3 million and other increases of $1.9 million. The decreased operating expenses reflect the reduced volumes.

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

          POWER.   The increases in operating revenues of $12.6 million and
operating profit of $2.6 million result primarily from the power plant in El Salvador which was not in operation in the first quarter of 1995.

          OTHER.   The decrease in operating revenues of $34.2 million is due to the trucking activities, as these operations were merged into a new company in which Coastal has a 50% interest in November 1995. Operating profit increased by $2.1 million due primarily to the loss from trucking operations in 1995 not recurring.

          INTEREST AND DEBT EXPENSE. Interest and debt expense decreased by $14.0 million due to reduced rates on variable rate debt and lower debt levels.

          TAXES ON INCOME. Federal income taxes increased by $.4 million in the 1996 period as a result of increased earnings offset by a lower effective federal income tax rate. State income taxes increased by $2.5 million and foreign income taxes increased by $.8 million.

                             ENVIRONMENTAL MATTERS

          The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company anticipates capital expenditures of approximately $55 million in 1996 in order to comply with such laws and regulations. The majority of the 1996 expenditures is attributable to construction projects at the

Company's refineries. The Company currently anticipates capital expenditures for environmental compliance for the years 1997 through 1999 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

          The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $336 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At 6 other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, two subsidiaries of the Company have been named as PRP's in a state site. The North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis.

          There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures. Coastal is also supplying reduced-emission reformulated gasoline in all markets where it is required.

          Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

ITEM 2.B.  OTHER DEVELOPMENTS.

          In January 1996, CIG announced an open season for interested parties to request new transportation capacity on its Wind River Lateral. The lateral has a current capacity of 195,000 Mcf per day and transports natural gas from the Wind River Basin, where producers have increased natural gas production by more than 25 percent since 1992. On March 29, 1996, CIG filed an application with the FERC to increase the capacity of the Wind River Lateral by 68 MMcf per day. The cost of the expansion is estimated to be approximately $10.8 million. CIG has requested authority to construct the new facilities by September 1, 1996.

          CIG has executed a 10-year firm transportation agreement with WIC, an affiliate, and execution of a comparable agreement is expected soon with Trailblazer Pipeline Company for 99 thousand and 10 thousand dekatherms per day of firm transportation capacity, respectively. CIG has undertaken these commitments in order to: 1) provide current and future customers of CIG with direct access to points of delivery from these pipeline systems without the customer having to contract separately for and administer contracts on multiple pipeline systems; and 2) to enhance CIG's own operational reliability across the portion of its pipeline system which generally parallels the WIC system. CIG made the appropriate filings at the FERC to hold this capacity on April 17, 1996.

          In addition, CIG recently signed five year agreements with its two largest local distribution customers for transportation and storage services. These two customers comprise about 90 percent of CIG's traditional local distribution customer markets. CIG currently has no excess firm pipeline capacity in its Rocky Mountain states marketing area.

          In January 1996, WIC posted an open season to determine interest in new transportation capacity on its pipeline system. On March 28, 1996, WIC announced plans to expand its system by approximately 40% or 193,000 Mcf of natural gas per day. The expansion is estimated to be in service by August 1997.

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

          In April 1996, the Texas Supreme Court rendered its decision upholding the validity of a Coastal subsidiary's take-or-pay contract with Tennessee Gas Pipeline Company ("Tennessee Gas") related to the Bob West Field. The 20 year purchase agreement, entered in 1979, is among such Coastal subsidiary, Tesoro Petroleum Corp. and KCS Energy Inc., as sellers of the natural gas and Tennessee Gas, as the buyer. The contract obligates Tennessee Gas to take or pay for 85% of the producers' delivery capacity at escalating prices. Current sales net to Coastal's subsidiary amount to approximately 8 million cubic feet per day at $8.32 per thousand cubic feet.

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

  None.

ITEM 5.    OTHER INFORMATION.

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    10.15 - Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Tenth
              Amendment dated March 25, 1996.

    11     -  Statement re Computation of Per Share Earnings.

    27     -  Financial Data Schedule.

 (b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the quarter ended March 31, 1996.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE COASTAL CORPORATION
                                              (Registrant)

Date:  May 13, 1996                      By:  COBY C. HESSE
                                            --------------------------------
                                                   Coby C. Hesse
                                               Senior Vice President
                                                   and Controller
                                              (As Authorized Officer and
                                               Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                      Description
- ------                      -----------

10.15 Tenth Amendment to the Pension Plan for Employees of the Coastal Corporation dated March 25, 1996

11     Statement Re Computation of Per Share Earnings

27     Financial Data Schedule