Form 10-Q
period 1996-06-30
COASTAL CORP
filed 1996-08-13
CIK 21267

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 1996, there were outstanding 105,178,315 shares of Common Stock, 331/3(cent) par value per share, and 386,649 shares of Class A Common Stock, 331/3(cent) par value per share, of the Registrant.
================================================================================

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



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                                     ASSETS                                         1996                1995
                                                                                  -----------       ------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      54.9        $      58.4
   Receivables, less allowance for doubtful accounts of $18.8 million
      (1996) and $21.4 million (1995)......................................           1,237.7            1,192.3
   Inventories.............................................................             821.8              781.1
   Prepaid expenses and other..............................................             200.2              218.3
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,314.6            2,250.1
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,923.8            5,866.2
   Refining, crude oil and chemical facilities.............................           2,133.2            1,957.8
   Gas and oil properties - at full-cost...................................           1,569.2            1,450.9
   Other...................................................................             761.0              743.1
                                                                                  -----------        -----------
                                                                                     10,387.2           10,018.0
   Accumulated depreciation, depletion and amortization....................           3,740.8            3,556.1
                                                                                  -----------        -----------
                                                                                      6,646.4            6,461.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             516.3              525.7
   Investments - equity method.............................................             538.3              447.4
   Other...................................................................             864.2              973.7
                                                                                  -----------        -----------
                                                                                      1,918.8            1,946.8
                                                                                  -----------        -----------
                                                                                  $  10,879.8        $  10,658.8
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                           1996              1995
                                                                                  -----------       ------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable and preferred stock redeemable within one year............       $     370.5       $     123.2
   Accounts payable........................................................           1,637.8           1,630.2
   Accrued expenses........................................................             285.8             325.4
   Current maturities on long-term debt....................................               7.0             128.5
                                                                                  -----------       -----------
      Total Current Liabilities............................................           2,301.1           2,207.3
                                                                                  -----------       -----------

Debt:
   Long-term debt, excluding current maturities............................           3,689.4           3,661.7
                                                                                  -----------       -----------

Deferred Credits and Other:
   Deferred income taxes...................................................           1,495.3           1,473.8
   Other deferred credits..................................................             600.3             636.6
                                                                                  -----------       -----------
                                                                                      2,095.6           2,110.4
                                                                                  -----------       -----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries..................................................                 -                .6
                                                                                  -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $209.0 million)...................................................               2.7               2.7
   Class A common stock....................................................                .1                .1
   Common stock............................................................              36.5              36.4
   Additional paid-in capital..............................................           1,233.0           1,225.0
   Retained earnings.......................................................           1,653.9           1,547.1
                                                                                  -----------       -----------
                                                                                      2,926.2           2,811.3
   Less common stock in treasury - at cost.................................             132.5             132.5
                                                                                  -----------       -----------
                                                                                      2,793.7           2,678.8
                                                                                  -----------       -----------
                                                                                  $  10,879.8       $  10,658.8
                                                                                  ===========       ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  --------    ----------    --------    ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 2,938.0   $  2,613.5    $ 6,033.1   $ 5,231.8
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      2,252.4      1,880.6      4,612.9     3,777.8
   Operating expenses.........................................        406.8        453.4        842.5       896.3
   Depreciation, depletion and amortization...................        106.0         93.5        206.3       187.3
                                                                  ---------   ----------    ---------   ---------
                                                                    2,765.2      2,427.5      5,661.7     4,861.4
                                                                  ---------   ----------    ---------   ---------

Operating Profit..............................................        172.8        186.0        371.4       370.4
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         18.3          6.9         36.4        24.3
                                                                  ---------   ----------    ---------   ---------

Other Expenses:
   General and administrative.................................         14.1         13.7         28.6        27.9
   Interest and debt expense, less $1.8 million (1996)
      and $1.4 million (1995) three months and $3.3
      million (1996) and $3.2 million (1995)
      six months capitalized..................................         95.1        102.9        190.7       212.5
   Taxes on income............................................         15.8         19.1         39.9        39.5
                                                                  ---------   ----------    ---------   ---------
                                                                      125.0        135.7        259.2       279.9
                                                                  ---------   ----------    ---------   ---------

Earnings Before Extraordinary Item............................         66.1         57.2        148.6       114.8
   Extraordinary item - loss on early extinguishment
      of debt.................................................        (12.0)           -        (12.0)          -
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         54.1         57.2        136.6       114.8
Dividends on Preferred Stock..................................          4.4          4.4          8.7         8.7
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Available
      to Common Stockholders..................................    $    49.7   $     52.8    $   127.9   $   106.1
                                                                  =========   ==========    =========   =========

Earnings Per Share:
   Before extraordinary item..................................    $     .58   $      .50    $    1.32   $    1.01
   Extraordinary item.........................................         (.11)           -         (.11)          -
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Per Common
      and Common Equivalent Share.............................    $     .47   $      .50    $    1.21   $    1.01
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $     .10   $      .10    $     .20   $     .20

                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)


                                                                          Six Months Ended June 30,
                                                           -----------------------------------------------------
                                                                     1996                          1995
                                                           ------------------------      -----------------------
                                                            Shares          Amount        Shares         Amount
                                                           --------        --------      --------      ---------
                                                                                 (Unaudited)

Preferred stock, par value
   331/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             61   $        -               63   $        -
           Converted to common.........................             (1)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             60            -               62            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             79           .1               84           .1
           Converted to common.........................             (3)           -               (3)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             76           .1               81           .1
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             33            -               34            -
           Converted to common.........................             (1)           -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             32            -               34            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance                          8,000          2.6            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3(cent) per share,
  authorized  2,700,000 shares:
      Beginning balance................................            404           .1              416           .1
      Converted to common..............................            (25)           -              (10)           -
      Conversion of preferred stock and
         exercise of stock options.....................             13            -                5            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            392           .1              411           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 331/3(cent) per share, authorized
 250,000,000 shares:
      Beginning balance................................        109,168         36.4          108,726         36.2
      Conversion of preferred stock....................             22            -               18            -
      Conversion of Class A common stock...............             25            -               10            -
      Exercise of stock options........................            342           .1               78           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        109,557   $     36.5          108,832   $     36.3
                                                           ===========   ----------      ===========   ----------



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     1996                          1995
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      ----------    ----------
                                                                                 (Unaudited)
Additional paid-in capital:
   Beginning balance...................................                  $  1,225.0                    $  1,214.7
   Exercise of stock options...........................                         8.0                            .8
                                                                         ----------                    ----------
   Ending balance......................................                     1,233.0                       1,215.5
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     1,547.1                       1,336.0
   Net earnings for period.............................                       136.6                         114.8
   Dividends on preferred stock........................                        (8.7)                         (8.7)
   Dividends on common stock...........................                       (21.1)                        (21.0)
                                                                         ----------                    ----------
   Ending balance......................................                     1,653.9                       1,421.1
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,395       (132.5)           4,395       (132.5)
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  2,793.7                    $  2,543.2
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      1996            1995
                                                                                   ---------        --------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   148.6        $  114.8
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        208.4           189.2
      Deferred income taxes....................................................          (.4)           13.4
      Amortization of producer contract reformation costs......................         15.9            14.7
      Distributed (undistributed) earnings from equity investments.............          1.8            (2.8)

   Working capital and other  changes,  excluding  changes  relating to cash and non-operating activities:
         Accounts receivable...................................................        (88.1)          138.6
         Inventories...........................................................        (38.4)          (22.7)
         Prepaid expenses and other............................................         28.5            29.8
         Accounts payable......................................................          3.1          (336.2)
         Accrued expenses......................................................        (60.5)          (22.2)
         Other.................................................................         73.5            56.2
                                                                                   ---------        --------
                                                                                       292.4           172.8
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (340.9)         (224.3)
   Proceeds from sale of property, plant and equipment.........................          5.3            89.5
   Additions to investments....................................................        (66.2)          (56.1)
   Proceeds from investments...................................................         13.6            47.9
   Recovery of gas supply prepayments..........................................           .1              .3
                                                                                   ---------        --------
                                                                                      (388.1)         (142.7)

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................         46.8           (28.7)
   Redemption of mandatory redemption preferred stock..........................          (.1)              -
   Proceeds from issuing common stock..........................................          8.1              .9
   Proceeds from long-term debt issues.........................................        630.3           190.0
   Payments to retire long-term debt...........................................       (563.1)         (206.3)
   Dividends paid..............................................................        (29.8)          (29.7)
                                                                                   ---------        --------
                                                                                        92.2           (73.8)
                                                                                   ---------        --------

Net Decrease in Cash and Cash Equivalents......................................         (3.5)          (43.7)

Cash and Cash Equivalents at Beginning of Period...............................         58.4            73.5
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    54.9        $   29.8
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations or financial condition.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the statement of consolidated operations or making pro forma disclosures in the notes to financial statements as to the effects on net earnings as if the compensation cost had been recognized in the statement of consolidated operations. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to the annual financial statements. In March 1996, the Company granted 661,500 options with an exercise price of $36.56. The exercise price was equal to the market price of the stock at the grant date.

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

     Transactions which the subsidiaries have recorded differently than a non-regulated entity include the following: the subsidiaries (i) have capitalized the cost of equity funds used during construction, and, (ii) have deferred purchase gas costs, gas transportation surcharges, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

     The subsidiaries have applied FAS 71 and evaluate the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the subsidiaries' operations, an amount would be charged to earnings as an extraordinary item. At June 30, 1996, this amount was approximately $88 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS 71. Any potential charge to earnings would be noncash and would have no direct effect on the subsidiaries' ability to include the underlying deferred items in their future rate proceedings or on their ability to collect the rates set thereby.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $203.6 million and $228.7 million for the six months ended June 30, 1996 and 1995, respectively. Cash payments for income taxes amounted to $41.7 million and $30.2 million for the six months ended June 30, 1996 and 1995, respectively.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                   June 30,          December 31,
                                                                                    1996                1995
                                                                                 -----------         ------------
                                                                                 (Unaudited)

   Refined products, crude oil and chemicals...............................      $     597.7         $    556.5
   Natural gas in underground storage......................................             46.8               49.9
   Coal, materials and supplies............................................            177.3              174.7
                                                                                 -----------         ----------
                                                                                 $     821.8         $    781.1
                                                                                 ===========         ==========

     The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $38.3 million at June 30, 1996 and $36.5 million at December 31, 1995.

3.    Common Stock

     On June 30, 1996, 3,325,947 shares of Common Stock of the Company were reserved for employee stock option plans, 721,284 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 391,736 shares were reserved for conversion of outstanding Class A Common Stock and 22,246 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 19,966 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

4.    Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $    17.9   $      9.1    $    32.5   $    23.3
      Foreign.................................................           .3           .1           .9          .4
      State...................................................          3.4          2.3          6.9         2.4
                                                                  ---------   ----------    ---------   ---------
                                                                       21.6         11.5         40.3        26.1
                                                                  ---------   ----------    ---------   ---------
   Deferred Income Taxes:
      Federal.................................................         (6.0)         9.0            -        15.0
      Foreign.................................................           .9            -          1.4           -
      State...................................................          (.7)        (1.4)        (1.8)       (1.6)
                                                                  ---------   ----------    ---------   ---------
                                                                       (5.8)         7.6          (.4)       13.4
                                                                  ---------   ----------    ---------   ---------

                                                                  $    15.8   $     19.1    $    39.9   $    39.5
                                                                  =========   ==========    =========   =========

     Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

5.    Extraordinary Item

     In June 1996, the Company retired $400.0 million of 11-3/4% Senior Debentures due in 2006. Payment of the redemption premium and the recognition of deferred costs related to the Debentures resulted in an extraordinary loss of $12.0 million ($.11 per share), net of income taxes of $6.5 million.

6.    Litigation, Regulatory and Environmental Matters

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

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial is pending. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit.

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline Company ("ANR Pipeline"), CIG and Coastal States Gas Transmission Company, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Responsive pleadings will be filed and discovery will soon commence.

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

     Under ANR Pipeline's Interim Settlement, which became effective November 1, 1992 and expired on November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, on April 29, 1994, ANR Pipeline filed with the FERC a reconciliation report showing over-collections and proposing refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. Pursuant to a February 27, 1995 FERC order approving ANR Pipeline's refund allocation methodology, ANR Pipeline paid undisputed refunds on March 29, 1995 of $45.1 million, together with applicable interest, subject to further investigation of the claims made by the customers. The FERC's approval of ANR Pipeline's refund allocation methodology was appealed by certain customers to the United States Court of Appeals for the D.C. Circuit and that appeal was dismissed in an April 24, 1996 Court order. On May 2, 1995, the FERC issued an order setting other issues for an evidentiary hearing which concluded on May 29, 1996. ANR Pipeline submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers and which was also consolidated with the ongoing evidentiary hearing. Initial briefs were filed on July 31, 1996, and reply briefs are due to be filed September 26, 1996.

     On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. ANR Pipeline and numerous other parties have sought judicial review of aspects of Order 636 before the United States Court of Appeals for the D.C. Circuit. On July 16, 1996, the Court issued its opinion upholding the basic structure of Order 636, while remanding certain limited aspects to the FERC for further consideration. Several persons, including ANR Pipeline, have also appealed aspects of the FERC's orders approving ANR Pipeline's restructuring filings made pursuant to Order 636 and these appeals are now expected to be scheduled for briefing. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that, after minor tariff modifications, ANR Pipeline would be fully in compliance with Order 636 and the requirements of the orders on its restructuring filings.

     Under FERC Docket No. RP94-43, ANR Pipeline filed a general rate increase on November 1, 1993. By a March 23, 1994 order, the FERC granted and denied various requests for summary disposition and established hearing procedures for issues remaining to be investigated in the proceeding. The hearing commenced on January 31, 1996 and concluded on April 24, 1996. Initial briefs were filed on July 15, 1996, and reply briefs are due September 13, 1996. Under the March 23, 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved in the Interim Settlement, and a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. On April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. ANR Pipeline's filing was accepted by the FERC in a September 21, 1994 order, subject to further modifications, including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted revised rates in compliance with this order on October 6, 1994, which rates are currently in effect, subject to refund. ANR Pipeline sought rehearing of various aspects of the March 23, 1994 order and the FERC denied rehearing in a December 8, 1994 order. On January 26, 1995, ANR Pipeline appealed these orders to the United States Court of Appeals for the D.C. Circuit, and the Court is expected to schedule the cases for briefing.

     The FERC has also issued a series of orders and orders on rehearing in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its pending rate proceeding, the revenues ANR Pipeline receives for its services were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and has accelerated its amortization of transition costs. In light of the FERC's policy, ANR Pipeline has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, and the Court is expected to schedule the case for briefing.

     Claims were filed in 1990 in the United States District Court in North Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). On February 16, 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement (the "Settlement Agreement"), which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract with the Plant. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. By an October 18, 1994 order, the FERC consolidated ANR Pipeline's petition with similar petitions of three other pipeline companies. Hearings were held before the FERC Administrative Law Judge ("ALJ") on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement and determining the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the amounts ANR Pipeline has billed to its customers since May 1993 are greater than the Dakota costs ANR Pipeline would be permitted to recover under the Initial Decision, ANR Pipeline may be required to refund to its customers the amount of excess collections. At June 30, 1996, that potential refund amount is approximately $78 million, plus interest. It is ANR Pipeline's position that (i) the Settlement Agreement is prudent, (ii) the FERC has no lawful authority to order refunds for past periods and (iii) even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement. By order issued July 17, 1996, the FERC scheduled an oral argument for September 25, 1996 and a decision is expected before the end of 1996.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. Limited aspects of those mechanisms are the subject of the Court remand discussed above. ANR Pipeline's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of June 30, 1996, ANR Pipeline incurred transition costs in the amount of $58.3 million. In addition, ANR Pipeline recorded a contingent liability for $74.9 million representing future above-market gas purchase obligations, including future obligations of $60.2 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. ANR Pipeline has filed for recovery of approximately $44.5 million of incurred transition costs. The FERC has accepted $42.7 million of these filings for recovery, of which $28.6 million has been settled with the parties to the respective FERC proceedings. Those filings not settled are subject to refund and further proceedings. Additional transition costs filings will be made by ANR Pipeline in the future.

     On October 31, 1995, as amended on February 22 and March 20, 1996, CIG filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of CIG, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, CIG requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "nonjurisdictional" gathering facilities. The transferred facilities under the amended filings have a net book value of approximately $33 million. On June 26, 1996, the FERC approved CIG's request. While CIG has sought clarification of that order in one specific area, other parties have filed for rehearing. Certain producer/shippers have requested rehearing on the issues of whether the FERC has the legal authority to allow a spindown and whether any spindown must be predicated upon a finding of adequate competition for the gathering market that CIG serves. The first of those rehearing arguments has been resolved in the recent Conoco v. FERC (Case No. 94-1724) decision of the United States Court of Appeals for the District of Columbia Circuit in which the court concluded that the FERC has authority to allow a spindown of gathering systems to a non-jurisdictional affiliate. Thus, CIG expects this aspect of the rehearing request to be denied by the FERC. With regard to the second of the producer/shipper issues, while the FERC has confronted the same issue in other cases and ruled against the producer/shippers, those rulings are on appeal to various Courts of Appeal. The FERC's rationale for such rulings has been grounded, in part, upon the fact that it was also imposing a

"default contract" on the pipeline affiliate. A "default contract" essentially ensures continuity of service under pre-spindown terms and conditions for a minimum of two years. The court in Conoco, however, has now ruled that the FERC is without statutory authority to require the pipeline affiliate to enter into a default contract, but has remanded the continuity of service issue to the FERC for further consideration. Another rehearing application was filed by another entity contesting CIG's failure to spindown the Panhandle Field gathering system along with the other gathering systems. CIG previously answered this same contention in earlier pleadings, but the FERC did not specifically address this issue in its order. Generally, FERC precedent allows the pipeline discretion in determining which, if any, gathering systems to spindown or spin-off. At this point it cannot be determined when the FERC may act on the pending rehearing applications in CIG's spindown in light of the remand in Conoco.

     On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In this filing, CIG also established a new tariff provision to allow CIG to enter into negotiated rate arrangements. The FERC has also accepted this provision, subject to refund, effective May 1, 1996. Hearing and discovery procedures have been established for the case. In the event that the case cannot be settled prior to hearing, the schedule provides for commencement of hearings before an ALJ at the FERC in June 1997.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $337 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At 5 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has estimated the total clean-up costs to be approximately $40,000.

     There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures. Coastal is also supplying reduced-emission reformulated gasoline in all of its markets where such gasoline is required.

     In March 1996, the EPA issued a Notice of Violation to Coastal Eagle Point Oil Company, a subsidiary of Coastal, and the Eagle Point Cogeneration Partnership in which Coastal has an indirect 50% interest. The Notice alleges certain violations of permit conditions and an administrative consent order involving the installation and testing of certain units at the New Jersey facility, but the EPA has not specified the relief it is seeking. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

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



Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially natural gas prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                   Twelve Months Ended
                                                                           -------------------------------
                                                                              June 30,        December 31,
                                                                                1996              1995
                                                                           ---------------    ------------
                                                                             (Unaudited)

      Net return on average common stockholders' equity..............           11.2%             10.8%
      Cash flow from operating activities to long-term debt..........           20.8%             17.7%
      Total debt to total capitalization.............................           59.3%             59.4%
      Times interest earned (before tax).............................            1.8               1.8

     The above ratios reflect increased earnings in the 1996 six months period. Decreases in working capital also contributed to the increase in the cash flow from operating activities to long-term debt ratio.

     Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines, proceeds from the sale of selective non-core assets and new financings.

     On February 28, 1996, the Company announced that it will seek qualified buyers for its coal operations. The proceeds from the proposed sale would be used to significantly strengthen the Company's balance sheet by the repayment of high-cost debt and other obligations, and to provide improved financial flexibility to pursue opportunities in the Company's other lines of business.

     On June 15, 1996 the Company redeemed all of its 11-3/4% Senior Debentures due June 15, 2006, of which $400 million in principal amount was outstanding. Debentures in the principal amount of $60 million were redeemed at par plus accrued interest to the date of redemption pursuant to sinking fund provisions, with the securities selected for redemption by lot. The remaining $340 million in debentures was redeemed at 103.917% of par plus accrued interest to the date of redemption.

     The Company has approved an $80 million increase in its 1996 capital expenditures budget for Exploration and Production. Recent success in South Texas and in the Gulf of Mexico offshore Texas and Louisiana have identified substantial new opportunities for low-risk, high potential development drilling programs. With the increase in the 1996 program, natural gas equivalent production will increase substantially from 1995 and per-unit costs should be reduced.

     Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at June 30, 1996 were as follows (millions of dollars):

     Short-term............................................   $    462.3
     Long-term*............................................        417.0
                                                              ----------
                                                              $    879.3

     *As of June 30, 1996, $235 million of unused long-term credit lines was dedicated to a specific use. This amount was subsequently reduced to $45.1 million.

     In June 1996, Coastal Natural Gas Company, a wholly owned subsidiary, completed a new $1 billion, five-year, unsecured revolving credit facility. The new credit facility replaces an existing $750 million credit agreement. Borrowings under the new credit facility are being used for general corporate purposes.

                              Results of Operations

     The changes in the Company's earnings for the three and six-month periods ended June 30, 1996 in comparison to the same periods in 1995 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   925.0   $    716.4    $ 1,928.4   $ 1,509.1
      Refining, marketing and chemicals.......................      1,876.0      1,712.6      3,832.9     3,358.7
      Exploration and production..............................        115.5         67.3        200.5       130.7
      Coal....................................................        106.3        111.7        213.6       225.7
      Power...................................................         25.8          7.7         46.0        15.3
      Other...................................................          8.2         39.5         16.2        81.7
      Adjustments and eliminations............................       (118.8)       (41.7)      (204.5)      (89.4)
                                                                  ---------   ----------    ---------   ---------

                                                                  $ 2,938.0   $  2,613.5    $ 6,033.1   $ 5,231.8
                                                                  =========   ==========    =========   =========

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $    73.8   $     83.3    $   199.9   $   215.8
      Refining, marketing and chemicals.......................         23.5         72.3         58.3        96.5
      Exploration and production..............................         41.0          4.5         55.1         7.4
      Coal ...................................................         23.9         25.7         42.3        50.0
      Power...................................................          7.8           .1         10.2         (.1)
      Other...................................................          2.8           .1          5.6          .8
                                                                  ---------   ----------    ---------   ---------
                                                                  $   172.8   $    186.0    $   371.4   $   370.4
                                                                  =========   ==========    =========   =========

     Natural Gas. The increases in operating revenues of $208.6 million for the second quarter and $419.3 million for the six months ended June 30, 1996 can be attributed to increased prices and volumes, primarily for the unregulated gas marketing companies. Transportation and storage revenues decreased in both periods, reflecting the continued, intensified competition across the United States natural gas industry.

     Purchases increased by $226.7 million for the three months and $438.2 million for the six months ended June 30, 1996, due to increased prices and volumes. Gross profit decreased by $18.1 million and $18.9 million for the three months and six months periods, respectively.

     The operating profit decrease of $9.5 million in the second quarter results from reduced transportation and storage revenues of $22.6 million and other decreases of $.2 million offset by decreased operating expenses of $12.0 million and increased margins of $1.3 million. The operating expense decrease results from reduced salaries and benefits due to an early retirement incentive program in 1995, lower ad valorem taxes of $4.0 million and reduced gas and gas liquids handling costs. The operating profit decrease of $15.9 million for the six month period results from reduced transportation and storage revenue of $26.0 million and decreased margins of $5.0 million offset by decreased operating expenses of $7.3 million, increased volumes of $4.0 million and other increases of $3.8 million. The decreased operating expenses result from reductions for salaries, benefits and gas and gas liquids handling costs.

     Refining, Marketing and Chemicals. Operating revenues increased by $163.4 million in the second quarter and $474.2 million in the six months ended June 30, 1996 as a result of higher prices and increased volumes. Purchases for the segment increased by $212.7 million and $502.1 million for the three and six month periods, respectively, resulting in gross profit decreases of $49.3 million for the second quarter and $27.9 million for the six month period.

     The operating profit decrease of $48.8 million for the second quarter results from lower margins of $66.9 million and a non-recurring gain of $17.0 million from the sale of certain liquid pipeline assets in 1995 offset by improved volumes of $22.6 million; increased gross profit from the sale, trading and exchanging of third party products of $8.5 million, decreased operating expenses of $2.0 million and other increases of $2.0 million. For the six months ended June 30, 1996, operating profit decreased by $38.2 million as lower margins of $74.0 million; the $17.0 million non-recurring gain noted above; increased operating expenses of $7.2 million and other of $1.0 million were offset by increased volumes of $48.7 million and increased gross profit of $12.3 million from the sale, trading and exchanging of third party products. The increased operating expenses for the six month period results from expanded retail operations and the acquisition of a chemical plant in the first quarter of 1996. Increased production from the Company's refineries and petrochemical facility in Montreal, Quebec are responsible for the volume increases in both periods.

     Exploration and Production. Operating revenues increased by $48.2 million and $69.8 million in the three month and six month periods ended June 30, 1996, respectively, as a result of improved production volumes and higher prices for all products. The production volume increase results from Coastal's ongoing drilling program.

     Operating profit increased by $36.5 million in the three months ended June 30, 1996 as increases for improved volumes of $20.3 million; higher prices of $19.6 million; the net effects of hedging and monetization activities of $9.0 million and other increases of $.2 million were partially offset by increased operating expenses of $6.1 million and higher depreciation, depletion and amortization of $6.5 million. For the six month period, operating profit increased by $47.7 million as higher prices of $34.3 million; improved volumes of $30.5 million; a $5.3 million net increase from hedging and monetization activities and other increases of $.2 million were partially offset by increased operating expenses of $13.0 million and higher depreciation, depletion and amortization of $9.6 million. The increased operating expenses for both periods are primarily due to higher costs associated with increased volumes at the Company's processing plants. Expenses related to producing wells increased for the six month period, but were down in the second quarter. Depreciation, depletion and amortization increased in the three month and six month periods due to the improved production volumes.

     Coal. Operating revenues decreased by $5.4 million in the three months and $12.1 million in the six months ended June 30, 1996, respectively, as a result of reduced volumes sold and lower prices. The volumes decrease for the six months includes the deferral of certain coal deliveries during the first half which should be made up later this year. Operating profit decreased by $1.8 million in the three month period as reduced volumes of $4.5 million and lower prices of $4.8 million were offset by reduced operating expenses of $5.6 million and other increases of $1.9 million. The decrease in operating profit for the three month period can be partially attributed to a temporary outage at a major customer's plant. For the six month period, operating profit decreased by $7.7 million, as reduced volumes of $10.6 million and lower prices of $8.9 million were partially offset by reduced operating expenses of $7.9 million and other increases of $3.9 million. The reduced operating expenses for both periods are a result of the reduced volumes sold, while the other increases result from sales in 1996 of coke from the Company's refinery at Aruba.

     On February 28, 1996, the Company announced that it will seek qualified buyers for its Coal operations. The proceeds from the proposed sale would be used to significantly strengthen the Company's balance sheet by repayment of high-cost debt and other obligations, and to provide improved financial flexibility to pursue opportunities in the Company's other lines of business. The Coal operations had operating revenues of $459.6 million, $451.3 million and $443.2 million for the years ended December 31, 1995, 1994 and 1993, respectively; with operating profit for the same periods of $98.7 million, $98.2 million and $95.1 million, respectively. Identifiable assets of the Coal operations were $518.6 million and $498.3 million as of December 31, 1995 and 1994, respectively.

     Power. The operating revenue increases of $18.1 million and $30.7 million for the three month and six month periods ended June 30, 1996, respectively; as well as the respective operating profit increases of $7.7 million and $10.3 million, result primarily from the power plant in El Salvador which was not in operation in the first six months of 1995.

     Other. The decreases in operating revenues of $31.3 million and $65.5 million for the three months and six months ended June 30, 1996, respectively, are due to the trucking activities, which were merged into a new company in which Coastal has a 50% interest in November 1995. Operating profit increased by $2.7 million and $4.8 million for the three and six month periods, respectively, due primarily to the losses from trucking operations in 1995 not recurring.

     Other Income-Net. The increases of $11.4 million for the second quarter and $12.1 million for the six months ended June 30, 1996 result from a non-recurring $10.0 million provision in 1995 for suspension of operations at the then 50%-owned Pacific Refining Company and increased equity income from unconsolidated subsidiaries.

     Interest and Debt Expense. Interest and debt expense decreased by $7.8 million in the second quarter due to reduced rates on variable rate debt. The decrease of $21.8 million in the six month period ended June 30, 1996 is due to reduced rates on variable rate debt and lower debt levels.

     Taxes on Income. Federal income taxes decreased by $6.2 million in the 1996 second quarter and $5.8 million in the six month period as a result of a lower effective federal income tax rate partially offset by increased earnings before extraordinary item. State and foreign income taxes increased by $2.9 million in the three month period and $6.2 million in the six month period.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in several "Superfund" waste disposal sites. At the 15 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $337 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $5 million and has made appropriate provisions. At 5 other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRP's in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has estimated the total clean-up costs to be approximately $40,000.

     There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures. Coastal is also supplying reduced-emission reformulated gasoline in all of its markets where such gasoline is required.

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

Item 2.B.  Other Developments.

     On June 28, 1996, ANR Iroquois, Inc. ("ANR Iroquois"), a subsidiary of ANR Pipeline, purchased the stock of Tennessee/New England Pipeline Company, a subsidiary of Tennessee Gas Pipeline Company ("Tennessee") and the owner of a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), for approximately $30 million. In accordance with the purchase agreement with Tennessee, ANR Iroquois has concurrently agreed to sell one half of the 13.2% interest to CNG Iroquois, Inc. ("CNG"), a unit of Consolidated Natural Gas Company. That transaction is subject to the receipt of necessary regulatory approvals by CNG. When it is complete, ANR Pipeline's general partnership ownership interest in Iroquois would increase from 9.4% to 16%.

     Iroquois owns a 370-mile pipeline which transports gas from Canada to the northeastern United States (the "Iroquois Pipeline"). Iroquois contracted with Iroquois Pipeline Operating Company ("IPOC") for IPOC to construct and operate the Iroquois Pipeline. On April 25, 1996, Iroquois acquired all of the outstanding stock of IPOC; however, IPOC is not controlled by ANR Iroquois. Federal and state agencies (including the United States Attorney's office for the Northern District of New York) have been investigating alleged civil and criminal violations of laws related to the construction and operation of the Iroquois Pipeline. In May 1996, IPOC was able to effect settlements with the federal and state agencies resolving those investigations, subject to court approval. A petition for rehearing is pending before the New York State Public Service Commission relative to its approval of the settlement with IPOC. Under the various settlements, IPOC, among other things, agreed to the payments of fines, penalties and other payments, to undertake additional restoration work and to undertake for a ten-year period, certain monitoring activities with respect to the pipeline and the pipeline right-of-way. The ultimate impact of the settlement payments on ANR Iroquois' share of earnings from Iroquois is approximately $2 million.

     In January 1996, CIG announced an open season for interested parties to request new transportation capacity on its Wind River Lateral. The lateral has a current capacity of 195,000 Mcf per day and transports natural gas from the Wind River Basin, where producers have increased natural gas production by more than 25 percent since 1992. On March 29, 1996, CIG filed an application with the FERC for authority to expand the capacity of the Wind River Lateral by 68 MMcf per day. The cost of the expansion is estimated to be approximately $10.8 million. A technical conference was held at the FERC and as a result of that conference, this application is unopposed by any party. CIG expects that the FERC will act on the application and issue the requested certificate of public convenience and necessity in the third or fourth quarter of 1996.

     Effective as of June 1, 1996, Pacific Refining Company ("PRC") was restructured as a wholly-owned, indirect subsidiary of the Company, with the addition of Coastal Energy Corporation as a 2% general partner and with the abandonment by the China National Chemicals Import & Export Corporation of its interest in PRC and its $10 million contribution to capital. The Company is operating this facility as a crude and product terminal as well as for purchasing and terminaling asphalt for sales to third parties.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information required hereunder is incorporated by reference into Part II of this Report from Note 6 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The 1996 Annual Meeting of Stockholders of the Company was held on May 2, 1996. At such meeting all four directors nominated as a Class I director were elected uncontested: (i) 92,468,055 votes were cast for the election of Harold Burrow and 350,055 votes were withheld; (ii) 127,545,910 votes were cast for the election of John M. Bissell and 178,400 votes were withheld; (iii) 127,466,575 votes were cast for the election of Roy D. Chapin, Jr. and 257,735 votes were withheld; and (iv) 127,336,882 votes were cast for the election of Jerome S. Katzin and 387,428 votes were withheld.

     A stockholder proposal requesting that the Company (a) make a greater effort to find qualified women and minority candidates for nomination to the Company's Board of Directors; (b) issue a statement committing the Company to a policy of board inclusiveness; and (c) issue a report describing the criteria for board qualification and the process of selecting the board candidates, was voted upon at such meeting. The stockholder proposal was defeated: 14,475,234 affirmative votes and 102,527,204 negative votes were cast with respect to such matter. There were also 6,190,836 abstentions and 4,309,415 broker non-votes.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              11 - Statement re Computation of Per Share Earnings. 27 - Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE COASTAL CORPORATION
                                                       (Registrant)

Date:  August 12, 1996                    By:          COBY C. HESSE
                                             ---------------------------------
                                                       Coby C. Hesse
                                                   Senior Vice President
                                                       and Controller
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                            Description
- -------------------------------------------------------------------------------
  11        Statement Re Computation of Per Share Earnings
  27        Financial Data Schedule

                                                                     EXHIBIT 11
                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (Millions of Dollars, Except Per Share Amounts,
                            and Thousands of Shares)

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    49.7   $     52.8    $   127.9   $   106.1
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,079      104,412      104,967     104,382
Class A common shares.........................................          395          413          395         414
Common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A*..........          223          231          223         231
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................          593          293          561         247
                                                                  ---------   ----------    ---------   ---------
Average common and common equivalent shares...................      106,290      105,349      106,146     105,274
                                                                  =========   ==========    =========   =========

Net earnings per average common and common equivalent share outstanding:
   Earnings before extraordinary item.........................    $     .58   $      .50    $    1.32   $    1.01
   Extraordinary item.........................................         (.11)           -         (.11)          -
                                                                  ---------   ----------    ---------   ---------
   Net earnings...............................................    $     .47   $      .50    $    1.21   $    1.01
                                                                  =========   ==========    =========   =========

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    49.7   $     52.8    $   127.9   $   106.1
Dividends applicable to dilutive preferred stock:
   Series B...................................................           .1            -           .1          .1
   Series C...................................................            -           .1           .1          .1
                                                                  ---------   ----------    ---------   ---------
Adjusted net earnings assuming full dilution..................    $    49.8   $     52.9    $   128.1   $   106.3
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,079      104,412      104,967     104,382
Class A common shares.........................................          395          413          395         414
Common and Class A common share equivalents:
   Series A Preferred Stock*..................................          223          231          223         231
Equivalent common and Class A common shares from
   Series B and C Preferred Stock*............................          518          549          518         549
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................          680          300          680         300
                                                                  ---------   ----------    ---------   ---------
Fully diluted shares..........................................      106,895      105,905      106,783     105,876
                                                                  =========   ==========    =========   =========

Fully diluted earnings per share:
   Earnings before extraordinary item.........................    $     .58   $      .50    $    1.31   $    1.00
   Extraordinary item.........................................         (.11)           -         (.11)          -
                                                                  ---------   ----------    ---------   ---------
   Net earnings**.............................................    $     .47   $      .50    $    1.20   $    1.00
                                                                  =========   ==========    =========   =========

 * Convertible securities and options are not considered in the calculations if the effect of the conversion is anti-dilutive.

** Reporting not required by generally accepted accounting principles because of small variances from earnings on average common and common equivalent shares.