Form 10-Q
period 1996-09-30
COASTAL CORP
filed 1996-11-13
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1996, there were outstanding 105,245,620 shares of Common Stock, 33-1/3 cents par value per share, and 383,704 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

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



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                 September 30,      December 31,
                                     ASSETS                                          1996               1995
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      64.4        $      58.4
   Receivables, less allowance for doubtful accounts of $25.7 million
      (1996) and $22.7 million (1995)......................................           1,463.1            1,192.3
   Inventories.............................................................           1,023.9              781.1
   Prepaid expenses and other..............................................             242.1              218.3
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,793.5            2,250.1
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,973.1            5,866.2
   Refining, crude oil and chemical facilities.............................           2,185.3            1,957.8
   Gas and oil properties - at full-cost...................................           1,656.4            1,450.9
   Other...................................................................             760.9              743.1
                                                                                  -----------        -----------
                                                                                     10,575.7           10,018.0
   Accumulated depreciation, depletion and amortization....................           3,808.0            3,556.1
                                                                                  -----------        -----------
                                                                                      6,767.7            6,461.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             512.5              525.7
   Investments - equity method.............................................             538.5              447.4
   Other...................................................................             848.7              973.7
                                                                                  -----------        -----------
                                                                                      1,899.7            1,946.8
                                                                                  -----------        -----------
                                                                                  $  11,460.9        $  10,658.8
                                                                                  ===========        ===========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1996                1995
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $    275.0         $     123.2
   Accounts payable........................................................          2,079.6             1,630.2
   Accrued expenses........................................................            357.3               325.4
   Current maturities on long-term debt....................................              7.0               128.5
                                                                                  ----------         -----------
      Total Current Liabilities............................................          2,718.9             2,207.3
                                                                                  ----------         -----------

Debt:
   Long-term debt, excluding current maturities............................          3,791.7             3,661.7
                                                                                  ----------         -----------

Deferred Credits and Other:
   Deferred income taxes...................................................          1,472.1             1,473.8
   Other deferred credits..................................................            638.4               636.6
                                                                                  ----------         -----------
                                                                                     2,110.5             2,110.4
                                                                                  ----------         -----------

Mandatory Redemption Preferred Stock:
   Issued by subsidiaries..................................................                -                  .6
                                                                                  ----------         -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $209.0 million)...................................................              2.7                 2.7
   Class A common stock....................................................               .1                  .1
   Common stock............................................................             36.5                36.4
   Additional paid-in capital..............................................          1,235.3             1,225.0
   Retained earnings.......................................................          1,697.7             1,547.1
                                                                                  ----------         -----------
                                                                                     2,972.3             2,811.3
   Less common stock in treasury - at cost.................................           (132.5)             (132.5)
                                                                                  ----------         -----------
                                                                                     2,839.8             2,678.8
                                                                                  ----------         -----------
                                                                                  $ 11,460.9         $  10,658.8
                                                                                  ==========         ===========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 2,785.5   $  2,546.2    $ 8,818.6   $ 7,778.0
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      2,089.4      1,862.2      6,702.3     5,640.0
   Operating expenses.........................................        435.0        440.6      1,277.5     1,336.9
   Depreciation, depletion and amortization...................        113.2         91.9        319.5       279.2
                                                                  ---------   ----------    ---------   ---------
                                                                    2,637.6      2,394.7      8,299.3     7,256.1
                                                                  ---------   ----------    ---------   ---------

Operating Profit..............................................        147.9        151.5        519.3       521.9
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         27.2         11.6         63.6        35.9
                                                                  ---------   ----------    ---------   ---------

Other Expenses:
   General and administrative.................................         13.8         13.6         42.4        41.5
   Interest and debt expense, less $2.2 million (1996)
      and $1.4 million (1995) three months and $5.5
      million (1996) and $4.6 million (1995) nine
      months capitalized......................................         87.5        102.4        278.2       314.9
   Taxes on income............................................         15.2          2.9         55.1        42.4
                                                                  ---------   ----------    ---------   ---------
                                                                      116.5        118.9        375.7       398.8
                                                                  ---------   ----------    ---------   ---------

Earnings Before Extraordinary Item............................         58.6         44.2        207.2       159.0
   Extraordinary item - loss on early extinguishment
      of debt.................................................            -            -        (12.0)          -
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         58.6         44.2        195.2       159.0
Dividends on Preferred Stock..................................          4.3          4.3         13.0        13.0
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Available
      to Common Stockholders..................................    $    54.3   $     39.9    $   182.2   $   146.0
                                                                  =========   ==========    =========   =========

Earnings Per Share:
   Before extraordinary item..................................    $     .51   $      .38    $    1.83   $    1.39
   Extraordinary item.........................................            -            -         (.11)          -
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Per Common
      and Common Equivalent Share.............................    $     .51   $      .38    $    1.72   $    1.39
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $     .10   $      .10    $     .30   $     .30
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousand of Shares and Millions of Dollars)


                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1996                          1995
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             61   $        -               63   $        -
           Converted to common.........................             (1)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             60            -               62            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             79           .1               84           .1
           Converted to common.........................             (4)           -               (4)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             75           .1               80           .1
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             33            -               34            -
           Converted to common.........................             (1)           -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             32            -               34            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance................          8,000          2.6            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3 cents per share,
   authorized  2,700,000 shares:
      Beginning balance................................            404           .1              416           .1
      Converted to common..............................            (32)           -              (15)           -
      Conversion of preferred stock and
         exercise of stock options.....................             13            -                7            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            385           .1              408           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3 cents per share,
   authorized 250,000,000 shares:
      Beginning balance................................        109,168         36.4          108,726         36.2
      Conversion of preferred stock....................             27            -               24            -
      Conversion of Class A common stock...............             32            -               15            -
      Exercise of stock options........................            397           .1              207           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        109,624   $     36.5          108,972   $     36.3
                                                           ===========   ----------      ===========   ----------

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1996                          1995
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,225.0                    $  1,214.7
   Exercise of stock options...........................                        10.3                           4.7
                                                                         ----------                    ----------
   Ending balance......................................                     1,235.3                       1,219.4
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     1,547.1                       1,336.0
   Net earnings for period.............................                       195.2                         159.0
   Dividends on preferred stock........................                       (13.0)                        (13.0)
   Dividends on common stock...........................                       (31.6)                        (31.4)
                                                                         ----------                    ----------
   Ending balance......................................                     1,697.7                       1,450.6
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,395       (132.5)           4,395       (132.5)
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  2,839.8                    $  2,576.6
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                       1996         1995
                                                                                   ---------        --------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   207.2        $  159.0
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        322.5           282.1
      Deferred income taxes....................................................          (.5)            5.7
      Amortization of producer contract reformation costs......................         23.5            22.4
      Distributed earnings from equity investments.............................         17.0            18.8

   Working capital and other  changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................       (294.0)          110.9
         Inventories...........................................................       (240.5)           21.7
         Prepaid expenses and other............................................         (4.7)           (5.1)
         Accounts payable......................................................        478.4          (343.0)
         Accrued expenses......................................................        (22.8)           30.1
         Other.................................................................         85.2            35.3
                                                                                   ---------        --------
                                                                                       571.3           337.9
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (598.1)         (449.7)
   Proceeds from sale of property, plant and equipment.........................         13.0            98.1
   Additions to investments....................................................        (90.7)          (77.2)
   Proceeds from investments...................................................         13.6            32.3
   Recovery of gas supply prepayments..........................................           .2              .4
                                                                                   ---------        --------
                                                                                      (662.0)         (396.1)

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................        (48.2)          367.3
   Redemption of mandatory redemption preferred stock..........................          (.6)              -
   Proceeds from issuing common stock..........................................         10.4             4.8
   Proceeds from long-term debt issues.........................................        744.5            98.1
   Payments to retire long-term debt...........................................       (564.8)         (376.5)
   Dividends paid..............................................................        (44.6)          (44.4)
                                                                                   ---------        --------
                                                                                        96.7            49.3
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................          6.0            (8.9)

Cash and Cash Equivalents at Beginning of Period...............................         58.4            73.5
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    64.4        $   64.6
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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an optionpricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the statement of consolidated operations or making pro forma disclosures in the notes to financial statements as to the effects on net earnings as if the compensation cost had been recognized in the statement of consolidated operations. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to the annual financial statements. As of September 30, 1996, the Company had granted 661,500 options in March with an exercise price of $36.56 and 5,000 options in September with an exercise price of $40.56. The exercise price was equal to the market price of the stock at the grant dates.

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

     Transactions which the subsidiaries have recorded differently than a non-regulated entity include the following: the subsidiaries (i) have capitalized the cost of equity funds used during construction, and, (ii) have deferred purchase gas costs, gas transportation surcharges, contract reformation costs, certain lease costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

     The subsidiaries have applied FAS 71 and evaluate the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the subsidiaries' operations, an amount would be charged to earnings as an extraordinary item. At September 30, 1996, this amount was approximately $79 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS 71. Any potential charge to earnings would be noncash and would have no direct effect on the subsidiaries' ability to include the underlying deferred items in their future rate proceedings or on their ability to collect the rates set thereby.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $284.0 million and $301.6 million for the nine months ended September 30, 1996 and 1995, respectively. Cash payments for income taxes amounted to $44.5 million and $31.7 million for the nine months ended September 30, 1996 and 1995, respectively.

2.   Inventories

     Inventories were as follows (millions of dollars):

                                                                                 September 30,      December 31,
                                                                                    1996                1995
                                                                                -------------      --------------
                                                                                 (Unaudited)


   Refined products, crude oil and chemicals...............................      $     779.5         $    556.5
   Natural gas in underground storage......................................             69.9               49.9
   Coal, materials and supplies............................................            174.5              174.7
                                                                                 -----------         ----------
                                                                                 $   1,023.9         $    781.1
                                                                                 ===========         ==========

     The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $33.2 million at September 30, 1996 and $36.5 million at December 31, 1995.

3.   Common Stock

     On September 30, 1996, 3,270,997 shares of Common Stock of the Company were reserved for employee stock option plans, 716,789 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 384,731 shares were reserved for conversion of outstanding Class A Common Stock and 22,122 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 19,842 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

4.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $     9.9   $      8.6    $    42.4   $    31.9
      Foreign.................................................          2.5           .1          3.4          .5
      State...................................................          2.9          1.9          9.8         4.3
                                                                  ---------   ----------    ---------   ---------
                                                                       15.3         10.6         55.6        36.7
                                                                  ---------   ----------    ---------   ---------
   Deferred Income Taxes:
      Federal.................................................            -         (7.2)           -         7.8
      Foreign.................................................           .8            -          2.2           -
      State...................................................          (.9)         (.5)        (2.7)       (2.1)
                                                                  ---------   ----------    ---------   ---------
                                                                        (.1)        (7.7)         (.5)        5.7
                                                                  ---------   ----------    ---------   ---------

                                                                  $    15.2   $      2.9    $    55.1   $    42.4
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

6.   Litigation, Regulatory and Environmental Matters

     Litigation

     A subsidiary of Coastal initiated a suit against TransAmerican Natural Gas Corporation ("TransAmerican") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993, TransAmerican filed a Third Party Complaint and a Counterclaim in this action against Coastal and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2.0 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied. The Court of Appeals for the Fourth Judicial District has denied TransAmerican's appeal in this case. TransAmerican sought a Writ of Error in August of 1996, which is pending before the Texas Supreme Court.

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial is pending. On June 7, 1996 the same plaintiffs sued CIG in state court in Amarillo, Texas for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit.

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline Company ("ANR Pipeline"), CIG and Coastal States Gas Transmission Company, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Responsive pleadings will be filed.

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

     Regulatory Matters

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" in Docket Nos. RM95-6 and RM96-7 with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract for service which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). In order to implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each instance where the pipeline has negotiated a rate for service which exceeds the posted maximum tariff rate. The FERC is also considering comments on whether this "recourse rate" program should be extended to other terms and conditions of pipeline transportation services. On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" in Docket No. RM96-14 requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

     Under ANR Pipeline's Interim Settlement, which became effective November 1, 1992 and expired on November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections and placed ANR Pipeline at risk for under-collections. As required by the Interim Settlement, on April 29, 1994, ANR Pipeline filed with the FERC a reconciliation report showing over-collections and proposing refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. Pursuant to a February 27, 1995 FERC order approving ANR Pipeline's refund allocation methodology, ANR Pipeline paid undisputed refunds on March 29, 1995 of $45.1 million, together with applicable interest, subject to further investigation of the claims made by the customers. The FERC's approval of ANR Pipeline's refund allocation methodology was appealed by certain customers to the United States Court of Appeals for the D.C. Circuit and that appeal was dismissed in an April 24, 1996 Court order. On May 2, 1995, the FERC issued an order setting other issues for an evidentiary hearing which concluded on May 29, 1996. ANR Pipeline submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers and which was also consolidated with the ongoing evidentiary hearing. Initial briefs were filed on July 31, 1996, and reply briefs were filed on October 21, 1996.

     On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. ANR Pipeline and numerous other parties have sought judicial review of aspects of Order 636 before the United States Court of Appeals for the D.C. Circuit. On July 16, 1996, the Court issued its opinion upholding the basic structure of Order 636, while remanding to the FERC for further consideration certain limited aspects, such as the basis for its determination relative to the recovery by the pipelines of the full level of their prudently incurred transition costs. Several persons, including ANR Pipeline, have also appealed aspects of the FERC's orders approving ANR Pipeline's restructuring filings made pursuant to Order 636 and these appeals are now expected to be scheduled for briefing. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. On March 24, 1994, the FERC issued its "Fourth Order on
Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that, after minor tariff modifications, ANR Pipeline would be fully in compliance with Order 636 and the requirements of the orders on its restructuring filings.

     Under FERC Docket No. RP94-43, ANR Pipeline filed a general rate increase on November 1, 1993. By a March 23, 1994 order, the FERC granted and denied various requests for summary disposition and established hearing procedures for issues remaining to be investigated in the proceeding. The hearing commenced on January 31, 1996 and concluded on April 24, 1996. Initial briefs were filed on July 15, 1996, and reply briefs were filed on September 13, 1996. The case is now pending before a substitute Administrative Law Judge ("ALJ"). Under the March 23, 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved in the Interim Settlement, and a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. On April 29, 1994, ANR Pipeline filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. ANR Pipeline's filing was accepted by the FERC in a September 21, 1994 order, subject to further modifications, including an additional reduction in cost of service of approximately $5 million. ANR Pipeline submitted revised rates in compliance with this order on October 6, 1994, which rates are currently in effect, subject to refund. ANR Pipeline sought rehearing of various aspects of the March 23, 1994 order and the FERC denied rehearing in a December 8, 1994 order. On January 26, 1995, ANR Pipeline appealed these orders to the United States Court of Appeals for the D.C. Circuit, and the Court is expected to schedule the cases for briefing.

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

     Claims  were filed in 1990 in the  United  States  District  Court in North
Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). On February 16, 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement (the "Settlement Agreement"), which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract with the Plant. On August 3, 1994, ANR Pipeline filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. By an October 18, 1994 order, the FERC consolidated ANR Pipeline's petition with similar petitions of three other pipeline companies. Hearings were held before the ALJ on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement and determining the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the amounts ANR Pipeline has billed to its customers since May 1993 are greater than the Dakota costs ANR Pipeline would be permitted to recover under the Initial Decision, ANR Pipeline may be required to refund to its customers the amount of excess collections. At September 30, 1996, that potential refund amount is approximately $84 million, plus interest. It is ANR Pipeline's position that (i) the Settlement Agreement is prudent, (ii) the FERC has no lawful authority to order refunds for past periods and (iii) even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement. The FERC conducted an oral argument on September 25, 1996 and a decision is expected before the end of 1996.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. Limited aspects of those mechanisms are the subject of the Court remand discussed above. ANR Pipeline's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of September 30, 1996, ANR Pipeline incurred transition costs in the amount of $62.3 million. In addition, ANR Pipeline recorded a contingent liability for $64.1 million representing future above-market gas purchase obligations, including future obligations of $52.3 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. ANR Pipeline has filed for recovery of approximately $59.9 million of incurred transition costs. The FERC has accepted $42.7 million of these filings for recovery, of which $28.6 million has been settled with the parties to the respective FERC proceedings. Those filings not settled are subject to refund and further proceedings. Additional transition costs filings will be made by ANR Pipeline in the future.

     In October, 1995, as amended in February and March, 1996, CIG filed with the FERC seeking authority to transfer to its affiliate, CIG Field Services Company ("CFS"), substantially all of CIG's facilities as to which there were in effect certificates of public convenience and necessity. Such facilities were used to provide "gathering" services (as distinct from "transmission" services). CIG did not seek to abandon any of its Panhandle Field facilities under this filing. CIG also sought a declaration that such filed for facilities would be considered "non-jurisdictional" in the hands of CFS. The net book value of the facilities spun-down at October 1, 1996 was approximately $42 million. On June 26, 1996, the FERC approved CIG's request. Thereafter, certain parties sought rehearing of that order. Separately, on August 2, 1996, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision in Conoco, Inc.
v. FERC, 90 F.3d 536 (D.C. Cir. 1996) in which it upheld the FERC's authority to allow the transfer of certificated gathering facilities to "non-jurisdictional" affiliates of the regulated pipeline. The court in Conoco, however, rejected the FERC's imposition of a "default contract" requirement in such cases as a means to ensure that historic gathering shippers had assurances of continuity of service for a 2-year period. On October 31, 1996, several parties filed a petition for a Writ of Certiorari in the U.S. Supreme Court seeking review of the D.C. Circuit's Conoco decision, which is pending. In a filing dated August 27, 1996, CIG informed the FERC that CIG and CFS were prepared to offer to CIG's historic gathering customers a 2-year "default contract" irrespective of the holding in Conoco that the FERC could not affirmatively impose such a requirement as a condition of approving a spin-down of gathering services from a pipeline to an affiliate. Thereafter, on September 25, 1996, the FERC issued an order denying the requests for rehearing and thereby authorizing the abandonment of the certificated properties to CFS to be effective October 1, 1996. On September 26, 1996, the FERC issued a related order accepting CIG's filing under Section 4 of the Natural Gas Act confirming that CIG no longer offered gathering services through the abandoned/spun-down facilities.

     On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In this filing, CIG also established a new tariff provision to allow CIG to enter into negotiated rate arrangements. The FERC has also accepted this provision, subject to refund, effective May 1, 1996. As of November 11, 1996, CIG has had two settlement conferences and a third is scheduled for November 19, 1996. In the event that the case cannot be settled prior to hearing, the schedule provides for commencement of hearings before an ALJ at the FERC in June 1997.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 15 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $337 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $4.1 million and has made appropriate provisions. At 5 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has estimated the total clean-up costs to be approximately $40,000.

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

     In October 1996, the New Jersey Department of Environmental Protection issued an administrative order and notice of civil administration assessment (the "Order") to Coastal Eagle Point Oil Company ("CEPOC"), a subsidiary of Coastal. The Order alleges that sulphur dioxide emissions from the sulfur recovery unit and carbon monoxide from the marine thermal oxidizer at CEPOC's New Jersey refinery exceeded the permit limits during the last quarter of 1995. CEPOC will respond to the Order and seek a hearing to contest the penalty in November of 1996. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

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

7.   Sale of Western Coal Properties

     On October 24, 1996, the Company announced it will sell its coal mining operations in the western United States for $615 million in cash, retaining its coal properties in the eastern United States. The sale of the western properties is expected to close by year-end, contingent upon receipt of any required regulatory approvals. Proceeds from the sale will enable the Company to pay down a significant amount of high-cost financial obligations and provide enhanced financial flexibility to take advantage of higher-growth opportunities. The Company will continue to operate its coal properties in the eastern United States.


Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forwardlooking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially natural gas prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

      The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                 Twelve Months Ended
                                                                            ------------------------------
                                                                            September 30,     December 31,
                                                                                1996              1995
                                                                            -------------     ------------
                                                                             (Unaudited)

      Net return on average common stockholders' equity..............           11.5%            10.8%
      Cash flow from operating activities to long-term debt..........           23.3%            17.7%
      Total debt to total capitalization.............................           58.9%            59.4%
      Times interest earned (before tax).............................            1.9              1.8


     The above ratios reflect increased earnings in the 1996 nine months period. Decreases in working capital also contributed to the increase in cash flow from operating activities to long-term debt and reduced interest expense contributed to the increase in the times interest earned ratio.

     Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines, proceeds from the sale of selective non-core assets and new financings.

     On October 24, 1996, the Company announced it will sell its coal mining operations in the western United States for $615 million in cash, retaining its coal properties in the eastern United States. The sale of the western properties, expected to close by year-end contingent upon receipt of any required regulatory approvals, satisfies the Company's objectives in offering its coal properties for sale. The western coal operations sold 9.8 million tons of coal in 1995 and include approximately 300 million tons of reserves. Proceeds from the sale will enable the Company to pay down a significant amount of high-cost financial obligations and provide enhanced financial flexibility to take advantage of higher-growth opportunities. The Company will continue to operate and develop the coal operations in the eastern United States.

     In September 1996, Coastal and Westcoast Energy Inc. ("Westcoast") jointly announced plans to form North America's fourth largest marketer of natural gas and electricity through the merger of the two companies' related marketing and services subsidiaries. The merger would create new entities in which Coastal and Westcoast will indirectly own 50% each. The boards of directors of both companies have approved the merger in principle, subject to further due diligence and execution of definitive agreements.

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

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at September 30, 1996 were as follows (millions of dollars):

         Short-term...................................    $     568.3
         Long-term*...................................          439.9
                                                          -----------
                                                          $   1,008.2

        * As of September 30, 1996, $45.1 million of unused long-term credit lines is dedicated to a specific use.

                              Results of Operations

     The changes in the Company's earnings for the three and nine month periods ended September 30, 1996 in comparison to the same periods in 1995 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)


      Natural gas.............................................    $   942.0   $    713.5    $ 2,870.5   $ 2,222.6
      Refining, marketing and chemicals.......................      1,690.8      1,661.9      5,523.7     5,020.6
      Exploration and production..............................        102.8         64.0        303.3       194.7
      Coal....................................................        120.0        115.3        333.5       341.0
      Power...................................................         21.4         13.6         67.4        28.9
      Other...................................................          8.5         40.3         24.7       122.0
      Adjustments and eliminations............................       (100.0)       (62.4)      (304.5)     (151.8)
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 2,785.5   $  2,546.2    $ 8,818.6   $ 7,778.0
                                                                  =========   ==========    =========   =========

     Operating Profit. The operating profit by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $    76.4   $     86.7    $   276.3   $   302.5
      Refining, marketing and chemicals.......................         17.5         29.3         75.8       125.8
      Exploration and production..............................         23.0          5.8         78.1        13.2
      Coal ...................................................         25.5         25.4         67.8        75.4
      Power...................................................          2.1          3.9         12.3         3.8
      Other...................................................          3.4           .4          9.0         1.2
                                                                  ---------   ----------    ---------   ---------
                                                                  $   147.9   $    151.5    $   519.3   $   521.9
                                                                  =========   ==========    =========   =========

     Natural Gas. The increase in operating revenues of $228.5 million for the third quarter and $647.9 million for the nine months ended September 30, 1996, can be attributed to increased prices and volumes, primarily for the unregulated gas marketing companies. Transportation revenues decreased in both periods, reflecting the continued, intensified competition across the United States natural gas industry.

     Purchases increased by $262.0 million for the three months and $700.3 million for the nine months ended September 30, 1996, due to increased prices and volumes. Gross profit decreased by $33.5 million and $52.4 million for the three months and nine months periods, respectively.

     The operating profit decrease of $10.3 million in the third quarter results from reduced transportation and storage revenues of $36.4 million and lower margins of $10.8 million offset by reduced operating expenses of $16.8 million, increased volumes of $10.2 million and other increases of $9.9 million. The operating profit decrease of $26.2 million for the nine month period results from reduced transportation and storage revenues of $62.4 million and reduced margins of $23.4 million offset by increased volumes of $14.2 million, reduced operating expenses of $31.8 million and other increases of $13.6 million. The transportation and storage revenue reductions are primarily due to decreases of $33.5 million and $41.7 million in the three and nine month periods, respectively, for revenue received in 1995 related to contract settlements and increases in provisions for rate related contingencies. Operating expenses were lower for both periods due to reduced transportation services provided by others and lower salaries and benefits due to an early retirement incentive program in 1995.

     Refining, Marketing and Chemicals. Operating revenues increased by $28.9 million in the third quarter as a result of higher volumes and $503.1 million in the nine months ended September 30, 1996 as a result of higher volumes and increased prices. Purchases for the segment increased by $15.4 million and $517.5 million in the three and nine month periods, respectively, resulting in a gross profit increase of $13.5 million for the third quarter and a gross profit decrease of $14.4 million for the nine month period. The amounts for both periods reflect significantly improved refining gross profit, offset by substantially lower paraxylene margins. In addition, the nine month period includes reduced gross profit due to the sale of certain liquid pipeline assets in 1995.

     The operating profit decrease of $11.8 million for the third quarter results from increased operating expenses of $23.0 million and other decreases of $.9 million offset by increased volumes of $2.4 million and higher margins of $9.7 million. For the nine month period, operating profit decreased by $50.0 million due to reduced margins of $78.8 million; a non-recurring gain of $ 17.0 million from the sale of certain liquid pipeline assets noted above and increased operating expenses of $30.2 million which were offset by increased volumes of $62.8 million; increased gross profit from the sale, trading and exchanging of third party products of $12.5 million and other increases of $.7 million. The increased operating expenses for both periods result from increased fuel costs; expanded retail operations and the acquisition of a chemical plant in the first quarter of 1996.

     Exploration and Production. Operating revenues increased by $38.8 million and $108.6 million in the three month and nine month periods ended September 30, 1996, respectively, as a result of improved production volumes and higher prices. The production volume increase results from Coastal's ongoing successful drilling program, especially offshore in the Gulf of Mexico and in the Bob West and Jeffress fields in South Texas.

     Operating profit increased by $17.2 million in the three months ended September 30, 1996 as increased volumes of $26.5 million and higher prices of $24.3 million were partially offset by increased operating expenses of $5.3 million; the net effects of hedging activities of $8.0 million; higher depreciation, depletion and amortization of $16.9 million and other decreases of $3.4 million. For the nine month period, operating profit increased by $64.9 million as higher prices of $57.9 million and increased volumes of $57.7 million were partially offset by higher depreciation, depletion and amortization of $26.5 million; increased operating expenses of $18.3 million and other decreases of $5.9 million. The increased operating expenses for both periods are primarily due to higher costs associated with increased volumes at the Company's processing plants. Operating expenses related to producing wells also contributed to the nine month increase. Depreciation, depletion and amortization increased in the three month and nine month periods due to the improved production volumes.

     Coal. Operating revenues increased by $4.7 million in the three months and decreased by $7.5 million in the nine months ended September 30, 1996, respectively. The three month increase results from increased coal sales volumes and other revenue increases offset by lower prices; while the decrease for the nine month period is attributable to lower prices and reduced coal sales volumes partially offset by other revenue increases. The other revenue increases for both periods result from sales in 1996 of coke from the Company's refinery in Aruba, improved revenues from the brokering of coal for others and higher royalty revenues.

     Operating profit increased by $.1 million in the three month period as increased volumes of $1.4 million and other increases of $3.1 million were partially offset by lower prices of $4.4 million. For the nine month period, operating profit decreased by $7.6 million as lower volumes of $9.2 million and reduced prices of $13.3 million were partially offset by decreased operating expenses of $5.2 million and other increases of $9.7 million. The other increases for both periods are primarily attributable to the other revenue increases noted above. The volume decrease for the nine month period includes the deferments of deliveries by certain customers. Operating expenses decreased in the nine month period as a result of the reduced sales volumes.

     Power. The operating revenue increases of $7.8 million and $38.5 million for the three month and nine month periods ended September 30, 1996, respectively, result primarily from the power plant in El Salvador which began operations late in the third quarter of 1995. Operating profit decreased by $1.8 million in the third quarter of 1996 due to a development fee of approximately $5.0 million recognized in the third quarter of 1995. For the nine months ended September 30, 1996, operating profit increased by $8.5 million as a result of the El Salvador operations.

     Other. The decreases in operating revenues of $31.8 million and $97.3 million for the three months and nine months ended September 30, 1996, respectively, are due to the trucking activities, which were merged into a new company in which Coastal has a 50% interest in November 1995. Operating profit increased by $3.0 million and $7.8 million for the three and nine month periods, respectively, due primarily to the losses from trucking operations in 1995 not recurring.

     Other Income-Net. The increases of $15.6 million for the third quarter and $27.7 million for the nine months ended September 30, 1996 result primarily from increased equity earnings from unconsolidated subsidiaries.

     Interest and Debt Expense. Interest and debt expense decreased by $14.9 million in the third quarter and $36.7 million in the nine month period due primarily to reduced effective interest rates.

     Taxes on Income. Federal income taxes increased by $8.5 million in the third quarter as a result of increased earnings and a higher effective federal income tax rate, while the nine month increase of $2.7 million results from increased earnings before extraordinary item partially offset by a lower effective federal income tax rate. State and foreign income taxes increased by $3.8 million and $10.0 million in the three month and nine month periods, respectively.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in several "Superfund" waste disposal sites. At the 15 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $337 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $4.1 million and has made appropriate provisions. At 5 other sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 9 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRP's in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has estimated the total clean-up costs to be approximately $40,000.

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

Item 2.B.  Other Developments.

     In October 1996, the Company announced its agreement to sell its western coal operations, which consist of the Utah mines and a 9% interest in the Los Angeles Export Terminal Co., Inc., for $615 million in cash to a limited liability company jointly owned by subsidiaries of Atlantic Richfield Co. and ITOCHU Corp. The sale is expected to close by the end of 1996, contingent upon receipt of any required regulatory approvals. It is anticipated that proceeds from the sale will be used to pay down a significant amount of Coastal's high-cost financial obligations and provide enhanced financial flexibility to take advantage of higher-growth opportunities. Coastal will retain its coal operations in the eastern United States and continue to develop those businesses. These subsidiaries operate mines and processing plants and market coal from extensive reserves located in West Virginia, Virginia and Kentucky.

     On October 25, 1996, ANR Pipeline filed an application with the FERC to construct and operate 37 miles of offshore and onshore pipeline looping at a cost of $51.2 million. The project is to be located between Eugene Island Block 63 and Patterson, Louisiana, providing ANR Pipeline with the capability to access a significant portion of gas being produced from new deep-water regions in the Gulf of Mexico. The proposed facilities would add up to a total of 461 MMcf per day to the offshore Louisiana production ANR Pipeline currently delivers and could be in service by August 1998, subject to receipt of necessary federal regulatory approvals.

     In September 1996, Coastal and Westcoast Energy Inc. ("Westcoast") jointly announced plans to form North America's fourth largest marketer of natural gas and electricity through the merger of the two companies' related marketing and services subsidiaries. The merger would create new entities in which Coastal and Westcoast will indirectly own 50% each, and the new entities would handle aggregate physical sales volumes of approximately seven billion cubic feet ("Bcf") of natural gas per day. The boards of directors of both companies have approved the merger in principle, subject to further due diligence and execution of definitive agreements.

     American Natural Resources Company, a subsidiary of Coastal, acquired the common stock of Primark Storage Leasing Corporation ("Primark") in September of 1996. Primark (now named Mid Michigan Gas Storage Company) owns eight underground natural gas storage fields as well as certain related pipeline and compressor facilities. Located near Big Rapids, Michigan, these fields, which are leased to and operated by ANR Pipeline, provide a total working storage capacity of approximately 77 Bcf and 1.4 Bcf per day of deliverability.

     In September 1996, Coastal Baltica Holding Company Ltd., a joint venture owned by a Coastal subsidiary and Baltica Finance N.V., commenced operations at its terminal and new port facilities near Tallinn, Estonia on the Baltic Sea. The joint venture recently completed the construction of a 4.6-mile pipeline connecting the terminal with the Port of Muuga, one of the deepest ports on the Baltic. The terminal operation will import and export almost 2.5 million metric tons (16 million barrels) of petroleum products annually, primarily from Russia and the former republics of the Soviet Union to markets in Europe, North and South America and the Caribbean.

     On March 29, 1996, CIG filed an application with the FERC for authority to expand the capacity of the Wind River Lateral by 68 MMcf per day above the current capacity of 195,000 Mcf per day. The cost of the expansion is estimated to be approximately $10.8 million. On September 11, 1996, the FERC issued an order granting CIG a certificate to construct and operate facilities to increase capacity on the Wind River Lateral. The projected in-service date of the full expansion is during the third quarter of 1997.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information  required  hereunder is incorporated by reference into
Part II of this Report from Note 6 of the Notes to Consolidated Financial Statements and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              10.16 -  Pension   Plan   for   Employees   of   The   Coastal
                       Corporation as of January 1, 1993, as further amended
                       by the Twelfth  Amendment  dated  August 29, 1996 and
                       the Thirteenth Amendment dated September 16, 1996.
              11    -  Statement re Computation of Per Share Earnings.
              27    -  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE COASTAL CORPORATION
                                                       (Registrant)

Date:  November 13, 1996                   By:         COBY C. HESSE
                                               -----------------------------
                                                       Coby C. Hesse
                                                   Senior Vice President
                                                       and Controller
                                                (As Authorized Officer and
                                                 Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
-----------------------------------------------------------------------------

10.16 Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Twelfth Amendment dated August 29, 1996 and the Thirteenth Amendment dated September 16, 1996.

11         Statement Re Computation of Per Share Earnings

27         Financial Data Schedule

                                                                 EXHIBIT 10.16


                      TWELFTH AMENDMENT TO THE PENSION PLAN

                    FOR EMPLOYEES OF THE COASTAL CORPORATION


     THIS AMENDMENT is made the 29th day of August, 1996, by The Coastal Corporation, a Delaware corporation (hereinafter referred to as the "Company") and Coastal Refining & Marketing, Inc., a Delaware corporation ("Coastal Refining").


                                   WITNESSETH:


     WHEREAS, Coastal Refining acquired certain assets known as the St. Helens Facility from Chevron Chemical Company ("Chevron") on or about January 24, 1996; and

     WHEREAS, in conjunction with the acquisition of the St. Helens Facility, certain individuals who were formerly employees of Chevron became employees of Coastal Refining or a Related Employer on or about January 24, 1996; and

     WHEREAS,  as part of the terms of the acquisition,  Coastal Refining agreed
(i) to recognize the prior service of the former Chevron employees for purposes of eligibility to participate, vesting and benefit eligibility under the pension plan which Coastal Refining adopted; and (ii) to adopt for a five-year period the Chevron pension plan benefit formula as a minimum benefit, including a recognition of the prior service and compensation of the former Chevron employees; and

     WHEREAS, Coastal Refining has adopted the Pension Plan for Employees of The Coastal Corporation (the "Plan"); and

     WHEREAS, the Company and Coastal Refining would like to amend the Plan to include as a supplement the provisions which apply to the former Chevron employees; and

     WHEREAS, the Company wishes to amend the Plan to clarify the Social Security offset language; and

     WHEREAS, the Company wishes to amend the Plan provisions with respect to the amendment procedure to conform the language to recent case law; and

     WHEREAS,   the  Company  wishes  to  amend  the  Plan  to  clarify  various provisions;

     NOW, THEREFORE, the Plan is amended as follows:

1. A St. Helens Facility Supplement is added as a Twelfth Supplement to the Plan to read in its entirety as follows:

                               TWELFTH SUPPLEMENT

                         ST. HELENS FACILITY SUPPLEMENT


                                    ARTICLE I

                                  INTRODUCTION


             This Supplement is referred to as the "St. Helens Facility Supplement." The purpose of this Supplement is to provide a separate minimum benefit structure for a five-year period within the Plan for Participants who were formerly employees of Chevron Chemical Company at the St. Helens Facility located in St. Helens, Oregon.

             The provisions of the St. Helens Facility Supplement apply in lieu of inconsistent or contrary provisions contained in the Plan (excluding this Supplement) with respect to persons to whom this Supplement applies.


                                   ARTICLE II

                                   DEFINITIONS


             Terms used in this Supplement which are defined in the Plan have the same meaning in this Supplement unless such terms are defined differently for purposes of this Supplement. The definition of terms defined in this Supplement apply only to this Supplement and not to other parts of the Plan.

    2.1 "Coastal Refining" means Coastal Refining & Marketing, Inc., a Delaware corporation.

    2.2  "Chevron" means Chevron Chemical Company, a Delaware corporation.

    2.3 "Chevron Plan" means the Chevron Corporation Retirement Plan, as amended and restated effective January 1, 1995.


                                   ARTICLE III

                                    BENEFITS


           3.1 Five-Year Minimum Benefit. With respect to the five-year period commencing January 24, 1996 and ending January 23, 2001 ("Five-Year Period"), the Retirement Income of a Participant who was formerly an employee of Chevron at its St. Helens, Oregon facility and who became an Employee on or about January 24, 1996 in conjunction with the acquisition of the St. Helens, Oregon facility by Coastal Refining, shall be the greater of (i) the age 65 benefit accrued, as determined under the Chevron Plan formula, recognizing both the Participant's Years of Credited Service with Chevron (as defined in the Chevron Plan) and Years of Service during the Five-Year Period with the Company or a Related Employer (as defined in the Plan) and Regular Earnings (as defined in the Chevron Plan, but including Compensation from the Company and Related Employers during the Five-Year Period), reduced by the amount of the age 65 benefit accrued which is attributable to service with Chevron before the Five-Year Period, or (ii) the Accrued Benefit determined under the Plan, excluding the provisions of this Supplement. For purposes of determining the amount of the offset in clause (i), age 65 benefits accrued under the Plan and the Chevron Plan shall be expressed in the form of a single-life annuity commencing at age sixty-five.

             3.2 There shall be no duplication of benefits from the Plan with respect to the five-year minimum benefit provided for in the Retirement Income calculations described in this Supplement. The
    Retirement Income calculated pursuant to this Supplement shall be reduced by the Actuarial Equivalent of any Retirement Income or other benefit which is paid or distributed pursuant to other provisions of the Plan. For purposes of the Plan, the benefit calculated pursuant to this Supplement shall be frozen at the end of the Five-Year Period and any frozen benefit payable to a Participant pursuant to the terms of this Supplement shall be payable pursuant to provisions of the Plan and not pursuant to provisions of the Chevron Plan."

3. The first sentence of Section 1.15A is amended to read in its entirety as follows:

             "1.15A "Normal Retirement Age" means the date the Participant attains the age of sixty-five years except that, in the case of a Participant who commences participation in the Plan after attainment of sixty years of age, Normal Retirement Age is the later of the date the Participant attains the age of sixty-five years or, the fifth anniversary of the date such Participant commenced participation in the Plan."

4. The introductory section of Section 11.1 is hereby amended to read in its entirety as follows:

             "11.1 Amendment. Coastal reserves the right at any time and from time to time to modify or amend, in whole or in part, any or all of the provisions of the Plan, by resolution of the Board, as evidenced by a written instrument executed by an authorized officer of Coastal, and all Employees and persons claiming any interest hereunder shall be bound thereby; provided however, that no amendment shall have the effect of:"

5.  Section 12.15 is amended to read in its entirety as follows:

             "12.15 Expenses of Administration. The Company, Related Employers and Subsidiaries may pay all expenses incurred in the establishment and administrations of the Plan, including expenses and fees of the Trustee, but they shall not be obligated to do so. Any such expenses not so paid may be paid from the Trust Fund to the extent permitted by applicable laws, including ERISA."

6. Except for the preceding, all of the terms of the Plan shall remain in full force and effect.

     IN WITNESS WHEREOF, the Company and Coastal Refining have caused this instrument to be executed by their duly authorized officers and their corporate seals to be affixed hereto as of the date indicated above and this Amendment shall be effective as of the date indicated above, unless otherwise stated or required by law.


ATTEST:                                THE COASTAL CORPORATION
(Seal)


AUSTIN M. O'TOOLE                      By: DAVID A. ARLEDGE
----------------------------------         ------------------------------------
Austin M. O'Toole                          David A. Arledge
Senior Vice President                      President and Chief Executive Officer
and Secretary

ATTEST:                                COASTAL REFINING & MARKETING, INC.
(Seal)


DALE V. SHULTZ                         By:  AUSTIN M. O'TOOLE
----------------------------------          ------------------------------------
Dale V. Shultz                              Austin M. O'Toole
Assistant Secretary                         Senior Vice President and Secretary

                    THIRTEENTH AMENDMENT TO THE PENSION PLAN
                    FOR EMPLOYEES OF THE COASTAL CORPORATION


      (AMENDMENT TO THE NINTH SUPPLEMENT - PACIFIC REFINING/ WESTERN FUEL)


     THIS AMENDMENT is made the 16th day of September, 1996, by The Coastal Corporation, a Delaware corporation (hereinafter referred to as the "Company") and Pacific Refining Company, a California General Partnership ("Pacific Refining").


                                   WITNESSETH:


     WHEREAS, the Pension Plan for Employees of The Coastal Corporation was restated as of January 1, 1989, and has since been amended (such plan, as restated and amended, is hereinafter referred to as the "Plan" or the "Coastal Plan"); and

     WHEREAS, as of January 1, 1989, Pacific Refining adopted the Plan as a separate plan (the "Pacific Refining Plan") and a Ninth Supplement was added to the Coastal Plan to provide benefit accruals for Hours of Service after December 31, 1991 for the participants of the Pacific Refining Plan; and

     WHEREAS,   effective  as  of  June  1,  1996,  Pacific  Refining  became  a wholly-owned, indirect subsidiary of the Company; and

     WHEREAS, the Company and Pacific Refining wish to merge the Pacific Refining Plan into the Coastal Plan effective as of June 1, 1996; and

     NOW, THEREFORE, the Pacific Refining Plan is merged into the Coastal Plan and the Plan is amended in the following respects:

1. The "INTRODUCTION" of the Plan is amended to add the following before the section entitled "Termination of Service."

                             "PACIFIC REFINING PLAN

             As of January 1, 1989, Pacific Refining Company ("Pacific Refining") adopted the Plan as a separate benefit plan (the "Pacific Refining Plan"), and the Plan was subsequently amended to add the Ninth Supplement which provided for benefits which were applicable to participants of the Pacific Refining Plan.

             As of June 1, 1996, the Pacific Refining Plan was merged into the Plan."

2. The Ninth Supplement is amended and restated to read in its entirety as follows:

                      "NINTH SUPPLEMENT - PACIFIC REFINING
                             (Amended and Restated)

             This Supplement is referred to as the "Pacific Refining Supplement." This Supplement includes provisions applicable to Employees of Pacific Refining Company ("Pacific Refining") and Western Fuel Oil Company ("Western"), a subsidiary of Pacific Refining, who have been credited with an Hour of Service due to employment with Pacific Refining or Western with respect to periods of time after December 31, 1991 and before October 1, 1996.

             The provisions of the Pacific Refining Supplement apply in lieu of inconsistent or contrary provisions contained in the Plan (excluding this Supplement) with respect to persons to whom this Supplement applies. Plan provisions which are not modified or superseded by the provisions of this Pacific Refining Supplement shall apply to this Supplement in their entirety and as such Plan provisions may be amended from time to time.

             The formula used to determine the Retirement Income of a Participant pursuant to Section 5.1 of the Plan is modified by inserting "three hundred sixty dollars" in lieu of "forty-eight" dollars in item (ii) of subsection (a) of Section 5.1."

3. Except for the preceding, all of the terms of the Plan shall remain in full force and effect.

     IN WITNESS WHEREOF, the Company and Pacific Refining have caused this instrument to be executed by their duly authorized officers and their seals to be affixed hereto as of the date indicated above and the provisions of this Amendment shall be effective as of the date indicated above, unless otherwise stated or required by law.


ATTEST:                                THE COASTAL CORPORATION
(Seal)


AUSTIN M. O'TOOLE                      By: DAVID A. ARLEDGE
-----------------------------------         -----------------------------------
Austin M. O'Toole                          David A. Arledge
Senior Vice President and Secretary        President and Chief Executive Officer


ATTEST:                                PACIFIC REFINING COMPANY
(No Seal)                                 By:  Coastal West Ventures, Inc.,
                                               a general partner


DALE V. SHULTZ                         By:  AUSTIN M. O'TOOLE
----------------------------------          -----------------------------------
Dale V. Shultz                              Austin M. O'Toole
Assistant Secretary                         Senior Vice President and Secretary

                                                                     EXHIBIT 11


                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (Millions of Dollars, Except Per Share Amounts,
                            and Thousands of Shares)


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1996        1995         1996         1995
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    54.3   $     39.9    $   182.2   $   146.0
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,189      104,499      105,041     104,422
Class A common shares.........................................          387          413          392         412
Common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A*..........          223          231          223         231
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................          600          371          574         288
                                                                  ---------   ----------    ---------   ---------
Average common and common equivalent shares...................      106,399      105,514      106,230     105,353
                                                                  =========   ==========    =========   =========

Net earnings per average common and common
 equivalent share outstanding:
   Earnings before extraordinary item.........................    $     .51   $      .38    $    1.83   $    1.39
   Extraordinary item.........................................            -            -         (.11)          -
                                                                  ---------   ----------    ---------   ---------
   Net earnings...............................................    $     .51   $      .38    $    1.72   $    1.39
                                                                  =========   ==========    =========   =========

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    54.3   $     39.9    $   182.2   $   146.0
Dividends applicable to dilutive preferred stock:
   Series B...................................................            -            -           .1          .1
   Series C...................................................            -            -           .1          .1
                                                                  ---------   ----------    ---------   ---------
Adjusted net earnings assuming full dilution..................    $    54.3   $     39.9    $   182.4   $   146.2
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,189      104,499      105,041     104,422
Class A common shares.........................................          387          413          392         412
Common and Class A common share equivalents:
   Series A Preferred Stock*..................................          223          231          223         231
Equivalent common and Class A shares from
   Series B and C Preferred Stock*............................          514          543          514         543
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................          617          456          630         456
                                                                  ---------   ----------    ---------   ---------
Fully diluted shares..........................................      106,930      106,142      106,800     106,064
                                                                  =========   ==========    =========   =========

Fully diluted earnings per share:
   Earnings before extraordinary item.........................    $     .51   $      .38    $    1.82   $    1.38
   Extraordinary item.........................................            -            -         (.11)          -
                                                                  ---------   ----------    ---------   ---------
   Net earnings**.............................................    $     .51   $      .38    $    1.71   $    1.38
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
