Form 10-K
period 1996-12-31
COASTAL CORP
filed 1997-03-27
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996 or

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

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
                Title of each class                      on which registered
                -------------------                    -----------------------
Common Stock ($.33 1/3 par value)
$1.19 Cumulative Convertible Preferred Stock,
   Series A ($.33 1/3 par value)
$1.83 Cumulative Convertible Preferred Stock,
   Series B ($.33 1/3 par value)
$2.125 Cumulative Preferred Stock, Series H
   ($.33 1/3 par value)
10-1/4% Senior Debentures    8-3/4% Senior Notes      New York Stock Exchange
10-3/8% Senior Notes         9-5/8% Senior Debentures
10-3/4% Senior Debentures    8-1/8% Senior Notes
10% Senior Notes             7-3/4% Senior Debentures
9-3/4% Senior Debentures     7.42%  Senior Debentures
                             6.70%  Senior Debentures

Securities registered pursuant to Section 12(g) of.the Act:ior Debentures

      Class A Common Stock ($.33-1/3 par value)
                           ---------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 12, 1997, there were outstanding 105,451,513 shares of common stock, 380,099 shares of Class A common stock, 59,068 shares of $1.19 Cumulative Convertible Preferred Stock, Series A, 72,398 shares of $1.83 Cumulative
Convertible Preferred Stock, Series B, 31,940 shares of $5.00 Cumulative Convertible Preferred Stock, Series C and 8,000,000 shares of $2.125 Cumulative Preferred Stock Series H, of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $4.3 billion, based on the closing prices in the daily composite list for transactions on the New York Stock Exchange and other markets.

Documents incorporated by reference:

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, referred to in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

Item No.                                                                  Page

        Glossary..........................................................(ii)

                                     PART I

   1.   Business...........................................................  1
            Introduction...................................................  1
            Natural Gas Systems............................................  1
                Operations.................................................  1
                ANR Pipeline...............................................  3
                Colorado...................................................  4
                ANR Storage Company........................................  5
                Gas System Reserves........................................  5
                Wyoming Interstate Company, Ltd............................  6
                Great Lakes Gas Transmission Limited Partnership...........  6
                Coastal Gas Services Company...............................  6
                Regulations Affecting Gas Systems..........................  7
                Other Developments.........................................  9
            Refining, Marketing and Distribution, and Chemicals............ 10
            Exploration and Production..................................... 13
            Coal........................................................... 17
            Power.......................................................... 18
            Other Operations............................................... 20
            Competition.................................................... 20
            Environmental.................................................. 20
   2.   Properties......................................................... 21
   3.   Legal Proceedings.................................................. 22
   4.   Submission of Matters to a Vote of Security Holders................ 22

                                     PART II

   5.   Market for the Registrant's Common Equity and Related Stockholder
        Matters ........................................................... 23
   6.   Selected Financial Data............................................ 24
   7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................. 24
   8.   Financial Statements and Supplementary Data........................ 24
   9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure............................................... 24

                                    PART III

   10.  Directors and Executive Officers of the Registrant................. 25
   11.  Executive Compensation............................................. 26
   12.  Security Ownership of Certain Beneficial Owners and Management..... 27
   13.  Certain Relationships and Related Transactions..................... 27

                                     PART IV

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 28



                                       (i)

                                    GLOSSARY


"AICPA" means American Institute of Certified Public Accountants
"ANR Pipeline" means ANR Pipeline Company
"ANR Storage" means ANR Storage Company
"Bcf" means billion cubic feet
"BTU" means British thermal unit
"CFS" means CIG Field Services Company
"CGS" means Coastal Gas Services Company
"CIG" or "Colorado" means Colorado Interstate Gas Company
"Coastal" or "Company" means The Coastal Corporation and its subsidiaries "Empire" means Empire State Pipeline
"EPA" means Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Great Lakes" means Great Lakes Gas Transmission Limited Partnership
"HIOS" means High Island Offshore System
"Huddleston" means Huddleston & Co., Inc., Houston, Texas - Volumes in the
       Huddleston Report are at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
"Long tons" means weight measurement of 2,240 pounds
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services
"TransCanada" means TransCanada PipeLines Limited
"UTOS" means U-T Offshore System
"WIC" means Wyoming Interstate Company, Ltd.
"Working Gas" means that volume of gas available for withdrawal and use by the Company's customers


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


                                      (ii)

                                     PART I

Item 1.    Business.

                                  INTRODUCTION

     Coastal, acting through its subsidiaries, is a diversified energy holding company with subsidiary operations in natural gas gathering, marketing, processing, storage and transmission; petroleum refining, marketing and distribution and chemicals; gas and oil exploration and production; coal mining; and power. The Company was incorporated under the laws of Delaware in 1972 to become the successor parent, through a corporate restructuring, of a corporate enterprise founded in 1955. The Company employed approximately 14,700 persons as of December 31, 1996.

     Annual Reports on Form 10-K for the year ended December 31, 1996 are also filed by Coastal's subsidiaries, ANR Pipeline and Colorado, and by the limited partnership oil and gas drilling program, of which Coastal's subsidiary, Coastal Limited Ventures, Inc., is the managing general partner. Such reports contain additional details concerning the reporting organizations.

     The operating revenues and operating profit of the Company by industry segment for the years ended December 31, 1996, 1995 and 1994, and the related identifiable assets as of December 31, 1996, 1995 and 1994, are set forth in
Note 9 of the Notes to Consolidated Financial Statements included herein. Information concerning inventories is set forth in Note 2 of the Notes to Consolidated Financial Statements included herein.



                               NATURAL GAS SYSTEMS

OPERATIONS

General

     Natural gas operations involve the production, purchase, gathering, processing, transportation, balancing, storage and sale of natural gas to and for utilities, industrial customers, marketers, producers, distributors, other pipeline companies and end users.

     ANR Pipeline is involved in the transportation, storage, gathering and balancing of natural gas. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Jersey, Ohio, Oklahoma, Tennessee, Texas, Wisconsin, Wyoming and offshore in federal waters. ANR Pipeline operates two offshore gas pipeline systems in the Gulf of Mexico which are owned by HIOS and UTOS, general partnerships composed of ANR Pipeline subsidiaries and subsidiaries of other companies. ANR Pipeline also operates Empire, an intrastate pipeline extending from Niagara Falls to Syracuse, New York, in which an affiliate of ANR Pipeline has a 50% interest.

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

     ANR Pipeline's principal pipeline facilities at December 31, 1996 consisted of 10,600 miles of pipeline and 75 compressor stations with 1,030,069 installed horsepower. At December 31, 1996, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 5.7 Bcf per day.

     Colorado is involved in the production, gathering, processing, transportation, storage and sale of natural gas. Colorado also contracts to gather, process, transport and store natural gas owned by third parties. Separately, Colorado purchases and produces natural gas and makes sales of such gas at the wellhead principally to local gas distribution companies for resale.

     On June 26, 1996, the FERC approved Colorado's request for authority to transfer to its subsidiary, CFS, all of Colorado's gathering facilities except for those in the Panhandle Field of Texas ("Panhandle Field"). The transferred facilities had a net book value of approximately $42 million. The June 26, 1996 order further confirmed that the facilities transferred to CFS would be considered non-jurisdictional. The FERC issued a related order on September 26, 1996, accepting Colorado's filing under Section 4 of the NGA, confirming that Colorado no longer offered gathering services through the transferred facilities. The FERC orders accepting Colorado's spin-down and related Section 4 filings were not appealed and are now final. Colorado completed the transfer to CFS effective October 1, 1996.

     Colorado's gas transmission system extends from gas production areas in the Texas Panhandle, western Oklahoma and western Kansas, northwesterly through eastern Colorado to the Denver area, and from production areas in Montana, Wyoming and Utah, southeasterly to the Denver area. Colorado's gas gathering and processing facilities are located throughout the production areas adjacent to its transmission system. Most of Colorado's gathering facilities connect directly to its transmission system, but some gathering systems are connected to other pipelines. Colorado also has minor gathering facilities located in New Mexico. Colorado owns four underground gas storage fields; three located in Colorado, and one in Kansas.

     Colorado's principal transmission and storage pipeline facilities, including certain facilities in the Panhandle Field, at December 31, 1996 consisted of 4,123 miles of pipeline and 56 compressor stations with approximately 300,200 installed horsepower. At December 31, 1996, the design peak day delivery capacity of the transmission system was approximately 2.0 Bcf per day. The underground storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 775 MMcf.

     Colorado's gathering facilities, excluding certain FERC regulated facilites in the Panhandle Field, consist of 2,289 miles of gathering lines and approximately 48,500 horsepower of compression. Colorado owned and operated five gas processing plants in 1996. These plants, with a total operating capacity of approximately 512 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

     The Company formed CGS as a wholly-owned subsidiary in early 1993 to consolidate its unregulated natural gas businesses. CGS and its subsidiaries operate certain of Coastal's natural gas gathering and processing, gas supply and marketing, price risk management and producer financing activities.

Competition

     ANR Pipeline and Colorado have historically competed with interstate and intrastate pipeline companies in the sale, transportation and storage of gas and with independent producers, brokers, marketers and other pipelines in the gathering, processing and sale of gas within their service areas. On October 1, 1993 and November 1, 1993, Colorado and ANR Pipeline, respectively, implemented Order 636 on their systems. As a consequence, Colorado's gas sales contracts have been "unbundled" at the producer wellhead and ANR Pipeline is no longer a seller of natural gas to resale customers. In certain circumstances, the implementation of Order 636 has resulted in capacity release, secondary delivery point options and segmentation; thus allowing a pipeline's firm transportation customers to compete with the pipeline for firm and interruptible transportation and storage.

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

     ANR Pipeline's transportation, storage and balancing services are influenced by its customers' access to alternative service providers and the price of such services. ANR Pipeline competes directly with Panhandle Eastern Pipe Line

Company, Trunkline Gas Company, Northern Natural Gas Company, Natural Gas Pipeline Company of America, Michigan Consolidated Gas Company and CMS Energy Company in its historical market areas of Wisconsin and Michigan for its transportation, storage and balancing business. ANR Pipeline also faces competition in the Northeast markets from Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, CNG Transmission Corporation, Columbia Gas Transmission Corporation, Iroquois Gas Transmission System, L.P., Transcontinental Gas Pipe Line Corporation and National Fuel Gas Supply Corporation in serving electric generation plants and local distribution companies. Increasingly, ANR Pipeline also competes with independent producers and other pipeline companies seeking to construct interstate transmission facilities and with a number of marketing companies which aggregate capacity released by firm shippers for the purpose of managing gas requirements for end users.


ANR PIPELINE

Transportation Services

     ANR Pipeline offers an array of "unbundled" transportation, storage and balancing service options under Order 636. Additional information concerning Order 636, including transportation and storage, is set forth in "Regulations Affecting Gas Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     ANR Pipeline transports gas to markets on its system and also transports gas to other markets off its system under transportation and exchange arrangements with other companies, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users. Transportation service revenues amounted to $510 million for 1996 compared to $572 million for 1995 and $555 million for 1994. During 1996, approximately 30% of ANR Pipeline's transportation service revenues were contributed by its three largest customers: Wisconsin Gas Company, Wisconsin Electric Power Company Inc. and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Electric Power Company Inc. serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1996, ANR Pipeline provided approximately 70% and 30% of the total gas requirements of Wisconsin and Michigan, respectively.

     ANR Pipeline's system deliveries for the years 1996, 1995 and 1994 were as follows:

                            Total System                  Daily Average
        Year                 Deliveries                 System Deliveries
                                (Bcf)                        (MMcf)

        1996                    1,517                         4,145
        1995                    1,404                         3,847
        1994                    1,371                         3,756

Gas Storage

     ANR Pipeline has approximately 209 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 3 Bcf as late as the end of February. Working gas storage capacity operated by ANR Pipeline of 133 Bcf is available from seven owned and eight leased underground storage facilities in Michigan. In addition, ANR Pipeline has the contracted rights for 76 Bcf of working gas storage capacity of which 46 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage. Excluded from the 209 Bcf is 62.1 Bcf of working gas storage capacity which ANR Pipeline has reclassified to recoverable base gas, subject to approval by the FERC as part of ANR Pipeline's general rate proceeding discussed below. Gas storage revenues amounted to $131 million for both 1996 and 1995 as compared to $150 million for 1994.

Gas Sales and Gas Purchases

     With ANR Pipeline's implementation of Order 636 effective November 1, 1993, ANR Pipeline is no longer engaged in the sale for resale of natural gas. However, ANR Pipeline auctions gas on the open market to handle a residual quantity of gas purchased under certain remaining gas purchase contracts pending expiration of such contracts. ANR Pipeline's Order 636 restructured tariff provides mechanisms for recovering from its transportation customers the pricing differential between costs incurred to purchase gas under these contracts and the amounts recovered through the auctioning of such gas on the open market. Gas sales revenues realized by ANR Pipeline from the auctioning of such gas amounted to $39 million during 1996, compared to $46 million in 1995 and $91 million in 1994. The remainder of gas sales revenues for 1995 and 1994 was primarily attributable to the recovery of purchased gas adjustment costs incurred prior to the implementation of Order 636.


COLORADO

Gas Sales, Storage and Transportation

     Beginning in October 1993, Colorado implemented Order 636 on its system and as a result, Colorado's gas sales contracts have been "unbundled" and such sales are now made at the producer wellhead. Colorado's unincorporated Merchant Division conducts most of Colorado's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

     Colorado has engaged in "open access" transportation and storage of gas owned by third parties for several years. As a result of Order 636, Colorado continues to provide these services to third parties under individual contracts. Such services are at rates that are within minimum and maximum levels approved by the FERC.

     Pursuant to an operating agreement with an affiliate, Colorado operates the newly completed Young Gas Storage Field located in northeastern Colorado. When fully developed, the field will have a storage capacity of 5.3 Bcf with a delivery rate of 200 MMcf per day. Such capacity is fully subscribed under 30-year contracts.

     Colorado's deliveries for the years 1996, 1995 and 1994 were as follows:

                            Total System                 Daily Average
        Year                 Deliveries                System Deliveries
                                (Bcf)                       (MMcf)

        1996                     475                         1,298
        1995                     456                         1,248
        1994                     436                         1,195

Gas Gathering and Processing

     Colorado provides gathering and processing services on an "unbundled" or stand-alone basis. Colorado's processing terms are not regulated by the FERC, but Colorado is required to provide "open access" to its processing facilities. The gathering that Colorado provides in the Panhandle Field continues to be regulated by the FERC, and Colorado is limited to charging rates between minimum and maximum levels approved by the FERC. The gathering (and processing) that Colorado's subsidiary, CFS, provides is not regulated by the FERC. However, under the terms by which Colorado obtained FERC approval to transfer these facilities to CFS, CFS offered "default contracts" to all gathering customers receiving service at the date of the transfer. Under the "default contracts", CFS is required to honor the rates and terms of any pre-existing gathering contracts that were in effect as of the transfer date between Colorado and the customers for a period of two-years. However, the "default contract" obligation does not apply to new customers or new contracts entered into after the date of the transfer.

     The gas processing plants recovered approximately 66 million gallons of liquid hydrocarbons in 1996 compared to 81 million gallons in 1995, and 88 million gallons in 1994, as well as 3,100 long tons of sulfur in 1996, compared to 4,600 long tons in 1995 and 4,300 long tons in 1994. Additionally, Colorado processed approximately 6 million gallons of liquid hydrocarbons owned by others in 1996, 1995 and 1994.

     Colorado operates two helium processing facilities, one located in eastern Colorado and the other in the western Oklahoma panhandle area. These helium facilities are joint venture/partnership arrangements which are partially owned by affiliates of Colorado. Colorado also operates two gas processing plants for certain of its affiliates.


ANR STORAGE COMPANY

     ANR Storage develops and operates natural gas storage reservoirs to store gas for customers. ANR Storage owns four underground storage fields and related facilities in northern Michigan, the working storage capacity of which is approximately 56 Bcf, including 30 Bcf which is contracted to ANR Pipeline. ANR Storage also owns indirectly a 50% equity interest in three joint venture owned and operated storage facilities located in Michigan and New York with a total working storage capacity of approximately 65 Bcf. All of the jointly owned capacity is committed under long-term contracts, including 46 Bcf which is contracted to ANR Pipeline.


GAS SYSTEM RESERVES

ANR Pipeline

     With the termination of its merchant service, ANR Pipeline no longer reports on gas system reserves and, therefore, this report has been replaced by a general discussion set forth in "Producing Area Deliverability," presented below.

Producing Area Deliverability

     Shippers on ANR Pipeline have direct access to the two most prolific gas producing areas in the United States, the Gulf Coast and the Midcontinent. Statistics published by the Energy Information Agency, Office of Oil and Gas, U.S. Department of Energy, indicate that approximately 80% of all natural gas in the lower 48 states is produced from these two areas. Interconnecting pipelines provide shippers with access to all other major gas producing areas in the United States and Canada.

     Gas deliverability available to shippers on ANR Pipeline's system from the Midcontinent and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,700 MMcf per day. Of the 4,700 MMcf per day, 200 MMcf per day is attributable to sources connected to facilities in the Southwest gathering area, which were sold to GPM Gas Corporation ("GPM") in December 1996. Another 390 MMcf per day of deliverability associated with facilities in the Southwest gathering area was spun down to ANR Field Services Company (a wholly owned subsidiary of ANR Pipeline), also in December 1996. All deliverability associated with mainline contiguous Southwest gathering facilities sold in 1996 remains accessible to ANR Pipeline through interconnections with GPM. An additional 335 MMcf per day of deliverability is accessible to shippers on ANR Pipeline-owned, or partially-owned, pipeline segments not directly connected to an ANR Pipeline mainline.

     ANR Pipeline remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1996, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed over 1,380 MMcf per day to total deliverability accessible to shippers on ANR Pipeline's pipeline system.

Colorado

     Colorado has reported in its Form 10-K for the year ended December 31, 1996 its gas system reserves based on information prepared by Huddleston, the Company's independent engineers. Additional information is set forth in "Reserves Dedicated to a Particular Customer," presented below.

Reserves Dedicated to a Particular Customer

     Colorado is committed to sell gas to Mesa Operating Company ("Mesa"), a customer, under a 1928 agreement as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production may be taken for customers other than Mesa.


WYOMING INTERSTATE COMPANY, LTD.

     WIC, a limited partnership owned by two wholly-owned Coastal subsidiaries, owns a 269-mile, 36-inch diameter pipeline across southern Wyoming. It currently has a throughput capacity of approximately 500 MMcf of gas daily. The WIC pipeline connects with an 88-mile western segment in which a Coastal subsidiary has a 10% interest and is the center section of the 800-mile Trailblazer pipeline system built by a group of companies to move gas from the Overthrust Belt and other Rocky Mountain areas to supply midwestern and eastern markets. WIC is also connected to Colorado's pipeline facilities and Colorado has received FERC approval to continue to hold its capacity in WIC (despite Order
636) for Colorado's operational needs as well as for certain third parties. Colorado and other companies for which the WIC line transports gas have entered into long-term contracts having demand volumes totaling 494 MMcf daily. In 1996, the WIC line transported an average of 486 MMcf daily, compared to 455 MMcf daily and 339 MMcf daily in 1995 and 1994, respectively. WIC plans to expand its system by 193 MMcf per day and has received FERC certification of the expansion. The expansion is estimated to be in service by August 1997.


GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

     Coastal and TransCanada, a non-affiliated company, each own 50% of Great Lakes which owns a 2,000-mile, 36-inch diameter gas pipeline system from the Manitoba-Minnesota border to an interconnection on the Michigan- Ontario border at St. Clair, Michigan. Great Lakes transported 933 Bcf in 1996 as compared to 953 Bcf in 1995 and 897 Bcf in 1994. Great Lakes has long-term contract commitments to transport a total of 1.4 Bcf per day for TransCanada and affiliates. It also transports up to 800 MMcf per day primarily for United States markets, including 145 MMcf per day to Coastal affiliates. Great Lakes exchanges gas with ANR Pipeline by delivering gas in the upper peninsula of Michigan and receiving an equal amount of gas in the lower peninsula of Michigan.


COASTAL GAS SERVICES COMPANY

     CGS and its subsidiaries operate the Company's unregulated natural gas business, including certain of Coastal's natural gas gathering and processing, gas supply and marketing, and price risk management activities. In mid-1994, CGS expanded its functional areas to form Coastal Electric Services Company to market electricity and provide related physical and financial services. Additionally, in May, 1994, CGS's subsidiary, Coastal Gas Marketing Company, accelerated its transition from a national marketing company to a North American operation by opening Coastal Gas Marketing Canada, in Calgary, Alberta, which focuses on Canadian markets and supplies. CGS, through its subsidiaries, managed the sale of 1,391 Bcf of natural gas in 1996, as compared to 1,182 Bcf in 1995 and 1,047 Bcf in 1994, and processed 141 Bcf of natural gas, producing 4.3 million barrels of natural gas liquids in 1996 compared to processing 127 Bcf of natural gas, producing 3.8 million barrels of natural gas liquids in 1995. In 1996, CGS and its affiliates conducted business with 1,174 producer and market customers in Canada, Mexico and the United States.

     In February 1997, Coastal and Westcoast Energy Inc. ("Westcoast") jointly formed one of North America's largest marketers of natural gas and electricity through the combination of the two companies' related marketing and services businesses. The combination created new entities, Engage Energy US, L.P. in the United States and Engage Energy Canada, L.P. in Canada, which Coastal and Westcoast will indirectly own 50% each. The new entities expect to handle aggregate physical sales volumes of approximately 7 Bcf of natural gas per day for more than 2,000 customers.


REGULATIONS AFFECTING GAS SYSTEMS

General

     Under the NGA, the FERC has jurisdiction over ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes as to sales, transportation, storage, gathering and balancing of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the FERC has certificate authority over gas sales for resale in interstate commerce, but under Order 636, has determined that it will not regulate pipeline sales rates. Additionally, the FERC has asserted rate-regulation (but not certificate regulation) over gathering services provided by interstate pipeline companies such as Colorado. ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes hold certificates of public convenience and necessity issued by the FERC covering their jurisdictional facilities, activities and services. Certain other affiliates of the Company are subject to the jurisdiction of state regulatory commissions in states where their facilities are located.

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

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" (the "Policy") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each time the pipeline negotiates a rate for service which exceeds the recourse rate. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

Rate Matters

     Certain of the Company's subsidiaries' service options are subject to rate regulation by the FERC. Under the NGA, these subsidiaries must file with the FERC to establish or adjust its service rates. The FERC may also initiate proceedings to determine whether a subsidiary's rates are "just and reasonable."

     ANR Pipeline. From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, ANR Pipeline filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. The FERC approved ANR Pipeline's refund allocation methodology, and ANR Pipeline, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of ANR Pipeline's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), and remanded to the FERC, for further consideration, certain limited aspects of the Order, such as the basis for its determination of the recovery by the pipelines of the full level of their prudently incurred transition costs. Several persons, including ANR Pipeline, have appealed the rate and other aspects of the FERC's orders approving ANR Pipeline's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court.

     ANR Pipeline filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted ANR Pipeline's filing to place the new rates into effect May 1, 1994, subject to further modifications. ANR Pipeline submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 Order. That Initial Decision, which accepted some but not all of ANR Pipeline's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline will file exceptions as to some of the negative findings in the Initial Decision.

     The FERC has also issued a series of orders in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, ANR Pipeline has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline has sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit.

     Claims  were filed in 1990 in the  United  States  District  Court in North
Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). In February 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement, which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract with the Plant. In August 1994, ANR Pipeline filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. In December 1996, the FERC issued an Opinion and Order Reversing Initial Decision in which it found that the pipelines, including ANR Pipeline, were prudent in entering into the Settlement Agreement. No appeals were taken of the FERC's decision and it has become final.

     Colorado. On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In the event that the case cannot be settled, a hearing before a FERC Administrative Law Judge is currently scheduled for late 1997.

     The FERC April 25, 1996 order also accepted tariff sheets filed by Colorado to establish its rights to enter into negotiated rates consistent with the negotiated rate Policy. Colorado's tariff sheets became effective May 1, 1996, and continue to be effective despite the fact that certain parties have sought judicial review of the FERC's actions with respect to Colorado's negotiated rate provisions.

     On June 26, 1996, the FERC approved Colorado's request for authority to transfer to its subsidiary, CFS, all of Colorado's gathering facilities except for those in the Panhandle Field. The transferred facilities had a net book value of approximately $42 million. The June 26, 1996 order further confirmed that the facilities transferred to CFS would be considered non-jurisdictional. The FERC issued a related order on September 26, 1996, accepting Colorado's filing under Section 4 of the NGA, confirming that Colorado no longer offered gathering services through the transferred facilities. The FERC orders accepting Colorado's spin-down and related Section 4 filings were not appealed and are now final.

     Certain of the above regulatory matters and other regulatory issues remain unresolved among CIG, ANR Pipeline, ANR Storage and WIC, subsidiaries of the Company, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.


OTHER DEVELOPMENTS

     In February 1997, Coastal and Westcoast Energy Inc. ("Westcoast") concluded agreements to create jointly owned natural gas and electricity marketing companies for North America to operate as Engage Energy US, L.P. in the United States and Engage Canada, L.P. in Canada. The new entities will immediately become one of North America's largest energy service providers by combining Coastal's and Westcoast's unregulated natural gas and electric marketing and energy management businesses. Coastal has a 50% interest in the new companies.

     In February 1997, ANR Pipeline and Transcontinental Gas Pipe Line Corp. ("Transco"), a subsidiary of The Williams Companies, signed a letter of intent to form a joint venture known as the Independence Pipeline Co., which plans to build and operate a new interstate natural gas pipeline (the "Independence Pipeline") to serve markets for natural gas in the Eastern United States. The proposed Independence Pipeline would consist of approximately 370 miles of 36-inch diameter pipe, with an initial capacity of up to 900 MMcf of gas per day. It would extend from ANR Pipeline's existing compressor station at Defiance, Ohio, to Transco's facilities at Leidy, Pennsylvania. Along the proposed route, interconnections with numerous other pipelines serving the Mid-Atlantic and Northeast regions are anticipated. Affiliates of ANR Pipeline and Transco would each own 50 percent of the new project, with an estimated total project investment of $630 million. The Independence Pipeline is planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

     In January 1997, ANR Pipeline announced an open season to gauge shipper interest in a proposed extension of its interstate natural gas pipeline system between Katy, Texas and Eunice, Louisiana. This 224-mile project would make additional supplies of Texas natural gas available for transport to multiple markets via ANR Pipeline's southeast mainline, as well as at other interconnections.

     In December 1996, Colorado's subsidiary, CFS, and Snyder Oil Corp. announced the formation of a joint venture to operate and expand the two companies' unregulated natural gas assets in certain geographic regions. The new company, Great Divide Gas Services, LLC, which is owned 73% by Coastal and 27% by Snyder Oil Corp., has combined assets in the Rocky Mountains of more than 600 miles of field pipelines, connecting 650 natural gas wells producing approximately 165 Mcf of gas per day.

     In December 1996, Coastal entered into an agreement with the Indonesian state oil company, Pertamina, for the joint development of liquefied natural gas ("LNG") import projects and related activities in India. Pertamina, as the world's largest producer of LNG, will supply fuel for the projects. Coastal will develop LNG receiving terminals, natural gas pipelines, and gas-fired combined-cycle power projects based on the availability of fuel.

     Funding for certain pending and proposed natural gas pipeline projects is anticipated to be provided through non-recourse financings in which certain of the projects' assets and contracts will be pledged as collateral. This type of financing typically requires the participants to make equity investments totaling approximately 20% to 30% of the cost of the project, with the remainder financed on a long-term basis. Equity participation by other entities will also be considered.

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

Refining

     Subsidiaries of the Company operated their wholly-owned refineries at 97% of average combined capacity in 1996 compared to 88% in 1995 and at 87% in 1994. The aggregate sales volumes (millions of barrels) of Coastal's wholly-owned refineries for the three years ended December 31, 1996 were 160.4 (1996), 142.3
(1995) and 136 (1994). Of the total refinery sales in 1996, 27% was gasoline, 49% was middle distillates, such as jet fuel, diesel fuel and home heating oil, and 24% was heavy industrial fuels and other products.

     The average daily processing capacity of crude oil increased approximately 6% during 1996. At December 31, 1996, average daily throughput and storage capacity at the Company's wholly-owned operating refineries are set forth below:

Refinery                Location                      Daily                Average Daily                Storage
                                                    Capacity           Throughput (Barrels)            Capacity
                                                    (Barrels)          1996           1995             (Barrels)
                                                    ---------      ----------      ----------        -----------

Aruba                   Aruba                        210,000          188,200         145,100          8,500,000
Corpus Christi          Corpus Christi, Texas        100,000           91,300          89,000          7,100,000
Eagle Point             Westville, New Jersey        140,000          133,600         127,800         10,700,000
Mobile                  Mobile, Alabama               18,000           14,000          12,400            600,000
                                                    --------       ----------      ----------        -----------
                             Total                   468,000          427,100         374,300         26,900,000

     Pacific Refining Company ("PRC") at Hercules, California has a refining capacity of 55,000 barrels per day. In August 1995, PRC suspended processing operations at its California refinery. The Company is operating this facility, which was restructured in June 1996 to be a wholly-owned indirect affiliate of the Company, as a crude and product terminal as well as for purchasing and terminaling asphalt for sales to third parties.

     In addition, Coastal's international operations include a minority interest, through a foreign subsidiary, in a refinery located in Hamburg, Germany which has a refining capacity of 100,000 barrels per day and a storage capacity of 1,800,000 barrels for crude oil and 5,200,000 barrels for products.

     The Company's refineries produce a full range of petroleum products ranging from transportation fuels to paving asphalt. The refineries are operated to produce the particular products required by customers within each refinery's geographic area. In 1996, the products emphasized included premium gasolines and products for specialty markets such as petrochemical feedstocks, aviation fuels and asphalt.

Chemicals

     Coastal Chem, Inc. ("Coastal Chem"), a Coastal subsidiary, operates a plant near Cheyenne, Wyoming, which produces anhydrous ammonia, ammonium nitrate, nitric acid, liquid carbon dioxide and urea for use as agricultural fertilizers, livestock feed supplements, blasting agents and various other industrial applications. This plant has the capacity to produce 550 tons per day of anhydrous ammonia, 875 tons per day of ammonium nitrate, 275 tons per day of urea, 700 tons per day of nitric acid and 400 tons per day of liquid carbon dioxide. Coastal Chem also owns a plant at Table Rock, Wyoming, which has a production capacity of 150 tons of liquid fertilizer per day. In addition, Coastal Chem operates a low density ammonium nitrate ("LoDAN(R)") facility in Battle Mountain, Nevada, which has the capacity to produce 400 tons per day. The LoDAN(R) product is used primarily as a blasting agent in surface mining.

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

     Sales volumes for the three years ended December 31, 1996, are set forth below (thousands of tons):

                                                                                  1996         1995         1994
                                                                                --------     --------     --------

      Agricultural Sales...................................................          276          242          188
      Industrial Sales.....................................................          608          445          407
      MTBE.................................................................          204          203          187
                                                                                --------     --------     --------

           Total ..........................................................        1,088          890          782
                                                                                ========     ========     ========

     Coastal Chem and the St. Helens plant compete with many nitrogen and MTBE producers across the United States and Canada. The Company's strengths are product quality, service, and dependability. Coastal Chem and the St. Helens plant produce commodity products with strong price competition. Reduced rail rates on long hauls has encouraged competition from Canadian and Eastern U.S. producers.

     The petrochemical facility in Montreal East, Quebec, Canada, acquired and started up in 1994 by a subsidiary of Coastal, has the capacity to produce 330,000 tons per year of paraxylene, a component used in the manufacturing of polyester fibers and containers. The Montreal East plant holds a competitive position due to the size of the facility, the Company's low initial investment, long-term contracts, and a readily available feedstock base provided by the Company's New Jersey and Texas refineries. The aggregate sales volumes (tons), including purchases from other suppliers, for the three years ended December 31, 1996 were 447,900 (1996), 240,500 (1995) and 29,700 (1994).

     In October 1996, the Company announced that it will build an anhydrous ammonia production facility at Oyster Creek, Texas, with a capacity of 231,000 tons per year. The plant is expected to begin operations in November 1997 and will serve a number of major chemical customers in the surrounding area.

Marketing and Distribution

     Refined Products Marketing. Sales volumes for distribution activities of Coastal subsidiaries, including products from Company refineries and purchases from other suppliers, for the three years ended December 31, 1996, are set forth below (thousands of barrels):

Type of Sale                                                                 1996         1995          1994
------------                                                               --------     ---------     --------

Company Produced Refined Products........................................   160,383       142,301      135,973
Refined Products Purchased from Others...................................   130,240       143,913      145,093
Natural Gas Liquids......................................................    16,205        14,551       17,352
                                                                           --------     ---------     --------

                                     Total...............................   306,828       300,765      298,418
                                                                           ========     =========     ========

     Subsidiaries of the Company market refined products and liquefied petroleum gas at wholesale in 32 states through 269 terminals. Coastal Refining & Marketing, Inc. serves customers primarily in the Midwest, Mississippi Valley and the Southwest through 235 product and liquefied petroleum gas terminals in 26 states. On the Gulf and East Coasts, Coastal Fuels Marketing, Inc., Coastal Oil New York, Inc. and Coastal Oil New England, Inc. serve home, industry, utility, defense and marine energy needs. In 1996, these subsidiaries' sales volumes were 103.4 million barrels, which accounted for approximately 34% of the total marketing and distribution sales. International subsidiaries that acquire feedstocks for the refineries and products for the distribution system are located in Aruba, Bermuda, London and Singapore.

     The Company completed a 3-year restructuring of its refineries in 1996, enabling them to process higher volumes at a lower fixed cost per barrel and to increase the yield of higher-value, light products. During 1996, the Company continued selling, exchanging or disposing of marketing operations that cannot be integrated with core refining assets. In 1997, Coastal plans to improve its wholesale and retail marketing by concentrating more on the products made at its core refineries.

     A subsidiary of Coastal leases petroleum storage facilities located at the former U.S. naval base at Subic Bay in the Philippines. Coastal is leasing 304 acres of land, with 68 individual storage tanks totalling 2.4 million barrels of storage, most of which are underground, and 40 miles of pipeline connecting the terminal with other facilities within the Subic Bay Freeport Zone.

     In September 1996, Coastal Baltica Holding Company Ltd., a joint venture in which a Coastal subsidiary is a 50% partner, commenced operations at its terminal and new port facilities near Tallinn, Estonia on the Baltic Sea. The joint venture recently completed the construction of a 4.6-mile pipeline connecting the terminal with the Port of Muuga, one of the deepest ports on the Baltic. The terminal operation will import and export almost 2.5 million metric tons (16 million barrels) of petroleum products annually, primarily from Russia and the former republics of the Soviet Union to markets in Europe, North and South America and the Caribbean.

     The Company, through Coastal Mart, Inc. and branded marketers, conducts retail marketing, using the C-MART(R), C and Design and/or COASTAL(R) trademarks, in 36 states and Aruba through approximately 1,700 Coastal branded outlets, with 583 of those outlets operated by the Company. Fleet fueling operations include 23 outlets in Texas and 6 in Florida.

     Coastal Unilube, Inc., based in West Memphis, Arkansas, blends, packages and distributes lubricants and automotive products under the COASTAL(R), C and Design and other trademarks through 14 warehouses servicing customers in 43 states, plus the District of Columbia, Puerto Rico and 16 foreign countries.

     Transportation. The Company's transportation facilities include petroleum liquids pipelines, tank cars, tankers, tank trucks and barges. Coastal operates approximately 1,700 miles of pipeline for gathering and transporting an average of 230,000 barrels daily of crude oil, condensate, natural gas liquids and refined products. These pipelines include 226 miles of crude oil pipelines, 724 miles of refined products pipelines, and 671 miles of natural gas liquids pipelines, all located principally in Texas and in which the Company has a 35% ownership interest. Coastal has a 50% ownership in 13 miles of refined products pipelines located in New Jersey and New York and has a 33.3% interest in an additional 80 miles of refined products pipelines in New Jersey. In 1996, throughput of crude oil pipelines averaged 14,323 barrels per day, compared to 14,441 barrels per day in 1995. In 1996, throughput of refined products and natural gas liquid pipelines averaged 215,897 barrels per day, compared to 215,652 barrels per day in 1995.

     The marine transportation fleet at December 31, 1996 consisted of 14 tug boats, 21 oil barges, 6 owned tankers and 4 time-chartered tankers.

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

                           EXPLORATION AND PRODUCTION

Gas and Oil Properties

     Coastal subsidiaries are engaged in gas and oil exploration, development and production operations principally in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Michigan, Mississippi, Missouri, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, West Virginia, Wyoming and offshore in the Gulf of Mexico. In addition, Coastal subsidiaries have exploration and production rights in Colombia, Hungary, Indonesia and Peru.

     In 1996, the Company's domestic exploration and production operations sold approximately 80% of all the gas it produced to its natural gas system affiliates. The Company's domestic operations also make short-term gas sales directly to industrial users and distribution companies to increase utilization of its excess current gas production capacity. Oil is sold primarily under short-term contracts at field prices posted by the principal purchasers of oil in the areas in which the producing properties are located.

     Acreage held under gas and oil mineral leases as of December 31, 1996 is summarized as follows:

                                                                            Undeveloped             Developed
                                                                       -------------------     -------------------
                                  Area                                   Gross       Net         Gross       Net
      ------------------------------------------------------------     ---------  --------     ---------  --------
                                                                                   (Thousands of Acres)

      Exploration and Production
      --------------------------

           United States (Domestic)
                Onshore...........................................           568       391         1,078        473
                Offshore..........................................           228       107           158        113
                                                                       ---------  --------     ---------  ---------

                Total Domestic....................................           796       498         1,236        586
                                                                       ---------  --------     ---------  ---------

           International
                Colombia..........................................           104        52             -          -
                Hungary...........................................           568       568             -          -
                Indonesia.........................................           950       238             -          -
                Peru..............................................         2,974     2,974             -          -
                                                                       ---------  --------     ---------  ---------

                Total International...............................         4,596     3,832             -          -
                                                                       ---------  --------     ---------  ---------

                Total Exploration and Production..................         5,392     4,330         1,236        586
                                                                       ---------  --------     ---------  ---------

      Natural Gas Systems
      -------------------

           Domestic Onshore.......................................             -         -           265        261
                                                                       ---------  --------     ---------  ---------

           Total Acreage..........................................         5,392     4,330         1,501        847
                                                                       =========  ========     =========  =========

     The domestic net developed acreage is concentrated principally in Texas (36%), Utah (24%), offshore Gulf of Mexico (13%), Kansas (6%) and Wyoming (6%). Approximately 13%, 8% and 10% of the Company's total domestic net undeveloped acreage is under leases that have minimum remaining primary terms expiring in 1997, 1998 and 1999, respectively.

      Productive wells as of December 31, 1996 are as follows (domestic):

                                           Type of Well                                          Gross       Net
      ------------------------------------------------------------------------------------    ---------  ---------

      Exploration and Production
      --------------------------

           Oil............................................................................         3,155        964
           Gas............................................................................         1,833        820
                                                                                               ---------  ---------

           Total Exploration and Production...............................................         4,988      1,784
                                                                                               ---------  ---------

      Natural Gas Systems
      -------------------

           Oil............................................................................             9          8
           Gas............................................................................           675        671
                                                                                               ---------  ---------

           Total Natural Gas Systems......................................................           684        679
                                                                                               ---------  ---------

                 Total....................................................................         5,672      2,463
                                                                                               =========  =========

Exploration and Drilling

     During 1996, Coastal's domestic subsidiaries participated in drilling 109 gross wells, 74.0 net wells, to the Company's interest. Coastal's participation in wells drilled in the three years ended December 31, 1996, is summarized as follows:

      Exploration and Production                      1996                     1995                    1994
      --------------------------               -------------------     -------------------     --------------------
           Exploratory Wells                     Gross       Net         Gross       Net         Gross       Net
           -----------------                   --------   --------     ---------  --------     ---------  ---------
                 Oil......................            -          -             1       0.3             1        0.2
                 Gas......................            7        2.3             6       2.5             2        1.3
                 Dry Holes................            4        1.9             4       2.3             5        2.9
                                               --------   --------     ---------  --------     ---------  ---------
                                                     11        4.2            11       5.1             8        4.4
                                               ========   ========     =========  ========     =========  =========

           Development Wells
           -----------------

                 Oil......................            5        1.6            22       9.8            15        6.1
                 Gas......................           80       56.8            59      25.6            82       35.1
                 Dry Holes................            3        1.4             1       0.1             3        2.1
                                               --------   --------     ---------  --------     ---------  ---------
                                                     88       59.8            82      35.5           100       43.3
                                               ========   ========     =========  ========     =========  =========

      Natural Gas Systems
      -------------------
           Development Wells
           -----------------

                 Oil......................            2        2.0             -         -             -          -
                 Gas......................            8        8.0             1       1.0             3        3.0
                 Dry Holes................            -          -             -         -             -          -
                                               --------   --------     ---------  --------     ---------  ---------
                                                     10       10.0             1       1.0             3        3.0
                                               ========   ========     =========  ========     =========  =========

           Total..........................          109       74.0            94      41.6           111       50.7
                                               ========   ========     =========  ========     =========  =========

     Wells in progress as of December 31, 1996 are as follows (domestic):

                                           Type of Well                                             Gross    Net
      ------------------------------------------------------------------------------------------  --------- -----

      Exploration and Production
      --------------------------

         Exploratory............................................................................          2   0.9
         Development............................................................................         11   7.6
                                                                                                  --------- -----

         Total Exploration and Production.......................................................         13   8.5
                                                                                                  --------- -----

      Natural Gas Systems
      -------------------

         Exploratory............................................................................          -     -
         Development............................................................................          -     -
                                                                                                  --------- -----

         Total Natural Gas Systems..............................................................          -     -
                                                                                                  --------- -----

         Total..................................................................................         13   8.5
                                                                                                  ========= =====

     Coastal Limited Ventures, Inc., a domestic subsidiary of Coastal, is the general partner in a limited partnership drilling program which was offered to Coastal's employees and shareholders. Information pertaining thereto can be located in the Annual Report on Form 10-K filed by such limited partnership and available from the Company.

     Domestically in 1996, Coastal's exploration and production subsidiaries more than tripled their daily production levels of gas from the Gulf of Mexico, increasing from a net 47 MMcf of gas per day to 145 MMcf of gas per day at year's end. Net oil and condensate production increased from 3,760 to 4,200 barrels  per  day.  This  production  increase  resulted  from  exploration  and developmental drilling on blocks in its existing inventory as well as exploitation drilling of additional producing blocks acquired over the last two years.

     In 1996, Coastal set three platforms in the Gulf of Mexico, and plans to construct 11 additional structures in 1997. Coastal added a total of 27 offshore blocks to its inventory in 1996. Coastal's working interest in these blocks ranges from 25% to 100%.

     Coastal has expanded its exploration and production operations to several international prospects, with exploration oriented primarily toward oil. The Company expects to drill its first wildcat well on a 104,000-acre lease in Colombia in 1997 as part of a joint venture. Coastal subsidiaries have completed seismic studies for a 568,000-acre block in Hungary, and two wells will be drilled before year end. In Peru, Coastal is conducting exploration activities on 3 million acres held by a license agreement. After drilling a dry hole in 1996, Coastal, with its joint venture partner, intends to drill two wells on prospects this year. In addition, the Company is continuing evaluation on a block in South Central Sumatra, Indonesia, where it holds a 25% interest, following the drilling of 2 unsuccessful wells in 1996.

Gas and Oil Production

     Natural gas production during 1996 averaged 461 MMcf daily, compared to 348 MMcf daily in 1995. Production from non-pipeline-owned wells averaged 353 MMcf daily in 1996, compared to 234 MMcf daily in 1995. Crude oil, condensate and natural gas liquids production averaged 13,893 barrels daily in 1996, compared to 13,273 barrels daily in 1995.

     The following table shows gas, oil, condensate and natural gas liquids production volumes attributable to Coastal's domestic interest in gas and oil properties for the three years ended December 31, 1996:

                                                                                                Natural Gas
                                                             Oil             Condensate           Liquids
                                         Gas             (Thousands          (Thousands         (Thousands
      Year                             (MMcf)            of Barrels)         of Barrels)        of Barrels)
      ----                             -----             -----------         -----------        -----------

      Exploration and Production
      --------------------------
              1996                      129,149             3,885                853                 324
              1995                       85,415             4,064                436                 329
              1994                       79,845             3,634                428                 404

      Natural Gas Systems
      -------------------
              1996                       39,405                23                  -                   -
              1995                       41,638                15                  1                   -
              1994                       46,288                 -                  1                   -

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

     The following table summarizes sales price and production cost information for domestic exploration and production operations during the three years ended December 31, 1996:

                                                                                1996        1995         1994
                                                                              --------    --------     --------

      Average sales price:

         Gas - per Mcf.................................................       $   2.19    $   1.57     $   1.86
         Oil - per barrel..............................................          20.28       17.43        15.87
         Condensate - per barrel.......................................          20.76       16.63        15.41
         Natural Gas Liquids - per barrel..............................          21.74       15.02         8.78

      Average production cost per unit (equivalent Mcf)................           0.51        0.74         0.67

Natural Gas Processing

     ANR Production Company and Coastal Oil & Gas Corporation, domestic subsidiaries of the Company, are also engaged in the processing of natural gas for the extraction and sale of natural gas liquids. In 1996, these subsidiaries extracted and sold 231 million gallons of ethane, propane, iso-butane, normal butane and natural gasoline from natural gas processing plants. Sales prices of natural gas liquids fluctuate widely as a result of market conditions and changes in the prices of other fuels and chemical feedstocks.

Company-Owned Reserves

     Coastal's domestic proved reserves of crude oil, condensate and natural gas liquids at December 31, 1996, as estimated by Huddleston, its independent engineers, were 44.5 million barrels, compared to 36.3 million barrels at the end of 1995. Proved gas reserves as of December 31, 1996, net to Coastal's interest, were estimated by the engineers to be 1,456.5 Bcf compared to 1,153.5 Bcf as of December 31, 1995. In 1996, reserve additions were more than triple the production volumes.

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



                                      COAL

     The Company restructured its eastern coal operations in December 1996. Through the newly formed ANR Coal Company, LLC ("ANR Coal") and its operations in the eastern United States, the Company produces and markets high quality bituminous coal from reserves in Kentucky, Virginia and West Virginia. In addition, ANR Coal leases interests in its reserves to unaffiliated producers and markets third-party coal through brokerage sales operations.

     In December 1996, the Company sold its western coal operations, which consisted of the Utah mines, with reserves of approximately 300 million tons, for approximately $610 million in cash to a limited liability company jointly owned by subsidiaries of Atlantic Richfield Co. and ITOCHU Corp. Information concerning the western coal operations is set forth in Note 10 of the Notes to Consolidated Financial Statements included herein.

     At December 31, 1996, coal properties consisted of the following:

                                                         Coal Holdings (Acres)                           Clean,
                                      ----------------------------------------------
                                                                            Leased                     Recoverable
                                                  Owned                    Exchanged      Total            Tons
                                     -------------------------------
                                        Fee        Mineral    Surface        (Net)        Acres       (Millions)<F1>
                                     --------    ---------   --------      ---------      --------     -------------

Kentucky.........................      14,275       76,287      2,275        23,139       115,976           204
Virginia.........................      24,353       36,935      2,084        13,515        76,887           161
West Virginia....................         402       55,823      7,950       128,865       193,040           201
                                     --------    ---------   --------      --------      --------        ------

      Total......................      39,030      169,045     12,309       165,519       385,903           566
                                     ========    =========   ========      ========      ========        ======

------------------------

<F1> Based on a 65% recovery rate.

     At December 31, 1996, the Company controlled approximately 566 million recoverable tons of bituminous coal reserves and resources. Production in 1996 from ANR Coal's reserves totalled 8.8 million tons, of which 6.1 million tons were produced from captive operations and 2.7 million tons were produced by lessees under royalty agreements. In its eastern captive operations, ANR Coal contracts with independent mine operators to deliver coal to Company owned and operated processing and loading facilities for the majority of its production. The remaining production is derived from four company mines operated by ANR Coal in Kentucky and West Virginia. Captive production and clean coal processed from these mines totalled one million tons in 1996.

     Captive sales from ANR Coal were 7.0 million tons in 1996. Brokerage sales in which the Company receives a commission totalled 1.3 million tons for the same period.

     In 1996, approximately 69% of the captive sales were to domestic utilities, 9% of the sales were to domestic industrial customers and 22% of the sales were to export markets in Europe, Canada and South America. Nearly one million tons of ANR Coal's production were sold to domestic and foreign metallurgical markets. Of the total 1996 tonnage sold, 5.5 million tons (79%) were sold under long-term contracts. At December 31, 1996, the weighted average remaining life of these contracts was 40 months.

     The Company had approximately 12.4 million tons of annual production capacity at December 31, 1996 from six coal preparation plants and nine loading facilities it owns and operates in the central Appalachian coal fields.

     In addition to its bituminous coal operations, the Company controls overriding royalty interests in approximately 448 million tons of lignite reserves in North Dakota. Production from these reserves in 1996 totalled 12.9 million tons.

     The Company, through its captive operations, leasing programs and brokerage activities, participates in all aspects of the eastern bituminous coal industry and is a significant competitor in international metallurgical coal markets. A significant portion of its reserves are low-sulfur, compliance coal which will allow the Company to remain a major supplier of steam coal to domestic utilities under the Clean Air Act Amendments of 1990.

     The Company competes with a large number of coal producers and land holding companies in the eastern United States. The principal factors affecting the Company's coal sales are price, quality (BTU, sulfur and ash content), royalty rates, employee productivity and rail freight rates.



                                      POWER

     Coastal Power Company ( "Coastal Power") and certain of its affiliates develop, operate and own various equity interests in cogeneration and independent power projects. The projects produce and sell electrical energy and, in the case of cogeneration projects, thermal energy as well. Affiliates of Coastal Power have interests in four domestic cogeneration projects and four foreign operating independent power projects, as well as interests in other projects in various stages of development.

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

     An affiliate of Coastal Power is the managing partner and 50-percent owner of a combined-cycle cogeneration plant at Coastal's Eagle Point, New Jersey refinery. The plant has a capacity of approximately 225 megawatts. Power from the plant is sold to a local utility and Coastal's refinery under long-term contracts. Steam from the plant is also sold to the refinery under a long-term contract. Gas supply is provided to the cogeneration plant by other Coastal affiliates. CTI is the operator of the cogeneration plant.

     Fulton Cogeneration Associates owns a cogeneration facility with a capacity of approximately 47 megawatts, located in Fulton, New York. This facility is 100% owned by Coastal Power and another Coastal subsidiary. Electricity from this project is sold to a New York utility under a long-term contract. Thermal energy is sold to a local confections manufacturer adjacent to the project, also under a long-term contract. Approximately one-half of the gas supply requirements for the project are supplied by an affiliate of Coastal Power. CTI is the operator of the cogeneration plant.

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

     Coastal Nejapa Ltd. and other affiliates lease an independent power project near Apopa, El Salvador. The heavy-fuel-oil plant had an initial capacity of approximately 91 megawatts. A 53 megawatt expansion began operations in the second quarter of 1996. Coastal Power, through its affiliates, currently receives approximately 86.6% of the distributable cash flow and an unrelated investor receives the remainder. Coastal affiliates provide fuel for this project. The electrical energy is sold to the national electric utility of El Salvador under a long-term contract.

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

     Coastal Wuxi New District Ltd., an affiliate of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture company to own, construct, and operate a 40 megawatt diesel-fired peaking plant adjacent to the existing 40 megawatt power plant in Wuxi City. Coastal Wuxi New District Ltd. owns a 60% equity interest in the joint venture. This project is expected to be operational in 1997.

     Coastal Suzhou Power Ltd., a subsidiary of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own, and operate an independent power project in October 1995. The project, has a capacity of approximately 76 megawatts, and is located in Suzhou City, Province of Jiangsu, The People's Republic of China. Coastal Suzhou Power Ltd. owns a 60% equity interest in the joint venture. Power is sold to the local utility under a long-term contract. The project commenced the sale of electrical energy in the fourth quarter of 1996.

     Coastal Gusu Heat & Power Ltd., an affiliate of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own and operate a 24 megawatt cogeneration plant adjacent to the existing Suzhou City 76 megawatt plant. Coastal Gusu Heat & Power Ltd. owns a 60% equity interest in the joint venture. This project is under development and is expected to be operational in 1998.

     In December 1995 Coastal Nanjing Power Ltd., a subsidiary of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture to develop, construct, own and operate an independent power project. The project has a capacity of approximately 72 megawatts and is located in Nanjing City, Jiangsu Province, The People's Republic of China. Coastal Nanjing Power Ltd.
owns an 80% equity interest in the joint venture. The project is expected to commence operations in May of 1997 and will sell power to the local utility under a long-term contract.

     A subsidiary of Coastal Power holds a 50% voting interest in a 140-megawatt capacity natural gas-fired power plant in Quetta, Pakistan, with an unrelated entity holding the remaining 50%. The power from the project will be sold to the national utility under a long-term contract. Construction is expected to be completed in late 1997.

     In early 1997, a subsidiary of Coastal Power completed negotiations to build and operate a 114-megawatt capacity heavy-fuel oil project in Farouqabad, Pakistan. The Coastal Power subsidiary will initially hold a 90.75% equity interest in the project. The power from the project will be sold to the national utility under a long-term contract, with operations expected to commence in early 1999.

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



                                OTHER OPERATIONS

     In November 1995, Advance Transportation Company ("Advance") merged into the Company's trucking subsidiary, ANR Freight System, Inc. Under the terms of the merger, the surviving company changed its name to ANR Advance Transportation Company, Inc. and is owned by a holding company, ANR Advance Holdings, Inc., which is in turn owned 50% by a subsidiary of Coastal and 50% by certain former owners of Advance. Due to the merger in 1995, trucking operations do not constitute a business segment of the Company.



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



                                  ENVIRONMENTAL

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $37 million in 1996 on environmental capital projects and anticipates capital expenditures of approximately $42 million in 1997 in order to comply with such laws and regulations. The majority of the 1997 expenditures is attributable to construction projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1998 through 2000 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $333 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At 4 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $40,000 and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

     In October 1996, the New Jersey Department of Environmental Protection issued an administrative order and notice of civil administration assessment (the "Order") to Coastal Eagle Point Oil Company ("CEPOC"), a subsidiary of Coastal. The Order alleged that sulphur dioxide emissions from the sulfur recovery unit and carbon monoxide from the marine thermal oxidizer at CEPOC's New Jersey refinery exceeded the permit limits during the last quarter of 1995. CEPOC and the State of New Jersey have tentatively negotiated a settlement agreement of approximately $262,400 for the alleged violations and remaining emission violations incurred in 1996. CEPOC is awaiting final approval from the state.

     In January 1996, the EPA Region II issued a Notice of Violation to CEPOC and the Eagle Point Cogeneration Partnership, in which Coastal has an indirect 50% interest. The EPA's Notice alleges certain violations of air and operating permits at the New Jersey facility, but the EPA has not specified the relief it is seeking. The Company believes that this action could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

     In January 1993, the State of Texas filed suit against the Corpus Christi, Texas refinery of Coastal Refining & Marketing, Inc., a subsidiary of the Company, alleging failure to comply in 1992 with certain administrative orders relating to groundwater contamination and failure to comply with various solid and hazardous waste regulations and seeking penalties in unspecified amounts. The Texas Natural Resources Conservation Commission is currently involved in negotiating an agreed upon penalty settlement among the parties. The Company believes that this suit could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

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

Item 3.    Legal Proceedings.

     A subsidiary of Coastal initiated a suit against TransAmerican Natural Gas Corporation ("TransAmerican") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993, TransAmerican filed a Third Party Complaint and a Counterclaim in this action against Coastal and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2.0 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied. The Court of Appeals for the Fourth Judicial District has denied TransAmerican's appeal in this case. TransAmerican subsequently filed a Writ of Error with the Texas Supreme Court, which was denied in December 1996. In January 1997, TransAmerican filed a motion for rehearing of its Writ of Error, which is pending before the Texas Supreme Court.

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for a new trial is pending. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit.

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline, CIG and Coastal States Gas Transmission Company, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. The Company's subsidiaries, together with the other pipeline defendants, have filed a motion to dismiss.

     In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal vigorously denies these allegations and has filed responsive pleadings.

     Numerous other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

     Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.

     The principal market on which Coastal Common Stock is traded is the New York Stock Exchange; Coastal Common Stock is also listed on The Stock Exchange in London, the Stock Exchanges of Dusseldorf, Frankfurt, Hamburg and Munich in Germany and on the Amsterdam Stock Exchange. The Class A Common Stock of Coastal is non-transferable; however, such stock is convertible share-for-share into Coastal Common Stock. As of March 12, 1997, the approximate number of holders of record of Common Stock was 8,850 and of the Class A Common Stock was 3,220.

     The following table presents the high and low sales prices for Coastal common shares based on the daily composite listing of transactions for New York Stock Exchange stocks.

                                               1996                                         1995
                                -----------------------------------          ------------------------------------
      Quarters                    High         Low        Dividends            High          Low        Dividends
--------------------            --------      -----       ---------          --------       -----       ---------

First Quarter                    $40.75      $34.88          $.10             $29.50       $25.13         $.10
Second Quarter                    43.75       36.25           .10              31.75        28.38          .10
Third Quarter                     43.88       37.00           .10              34.25        30.25          .10
Fourth Quarter                    51.50       40.81           .10              37.75        31.13          .10

     Coastal expects to continue paying dividends in the future. Dividends of $.09 per share were paid on the Class A Common Stock for each quarterly period in 1996 and 1995. At December 31, 1996, under the most restrictive of its financing agreements, the Company was prohibited from paying dividends and distributions on its Common Stock, Class A Common Stock and preferred stocks in excess of approximately $598.8 million.

Item 6.    Selected Financial Data.

     The following selected financial data (in millions of dollars except per share amounts) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as adjusted for minor reclassifications. The Notes to Consolidated Financial Statements included herein contain other information relating to this data.

                                                                   Year Ended December 31,
                                            ---------------------------------------------------------------------
                                              1996***         1995           1994           1993          1992
                                            -----------   ------------   ------------   ------------   ----------

Operating revenues                          $  12,166.9   $   10,457.6   $   10,226.2   $   10,147.2   $ 10,073.7

Earnings (loss) before extraordinary items*       500.2          270.4          232.6          118.3       (126.8)

Net earnings (loss)*                              402.6          270.4          232.6          115.8       (126.8)

Earnings (loss) per common and common
   equivalent share before extraordinary
   items*                                          4.54           2.40           2.05           1.02        (1.23)

Net earnings (loss) per common and
   common equivalent share*                        3.62           2.40           2.05           1.00        (1.23)

Cash dividends per common share**                   .40            .40            .40            .40          .40

Total assets                                   11,613.1       10,658.8       10,534.6       10,227.1     10,579.8

Debt, excluding current maturities              3,526.1        3,661.7        3,720.2        3,812.5      4,306.1

Preferred stock of subsidiaries,
   excluding current maturities                   100.0             .6             .6           26.6         36.7

* Amounts for 1996 include $177 million, or $1.66 per share, relating to the sale of the Utah coal mining operations.
** In addition, cash dividends of $.36 per share were paid on the Company's Class A Common Stock in 1996, 1995, 1994, 1993 and 1992.
*** Effective November 1, 1996, the Company discontinued the application of FAS 71. The accounting change resulted in a charge to earnings of $85.6 million, net of related income taxes of $50 million, and is shown as an extraordinary item. Additional information is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Notes to Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

     The information called for by this Item with respect to the directors is set forth under "Election of Directors" and "Information Regarding Directors" in the Coastal Proxy Statement for the May 8, 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

      The executive officers of the Registrant as of March 12, 1997, were as follows:

     Name (Age), Year First                  Positions and Offices with the
       Elected An Officer                              Registrant
-------------------------------            -----------------------------------

 O. S. Wyatt, Jr. (72), 1955                Chairman of the Board of Directors
 David A. Arledge (52), 1982                President, Chief Executive Officer,
                                               Chief Financial Officer and
                                               Director
 Coby C. Hesse (49), 1986                   Executive Vice President
 James A. King (57), 1992                   Executive Vice President
 Jerry D. Bullock (67), 1992                Senior Vice President
 Jeffrey A. Connelly (50), 1988             Senior Vice President
 Carl A. Corrallo (53), 1993                Senior Vice President and General
                                               Counsel
 Donald H. Gullquist (53), 1994             Senior Vice President
 Dan J. Hill (56), 1978                     Senior Vice President
 Kenneth O. Johnson (76), 1978              Senior Vice President and Director
 Austin M. O'Toole (61), 1974               Senior Vice President and Secretary
 Jack C. Pester (62), 1987                  Senior Vice President
 James L. Van Lanen (52), 1985              Senior Vice President
 M. Truman Arnold (68), 1993                Vice President
 Daniel F. Collins (55), 1989               Vice President
 Robert C. Hart (52), 1994                  Vice President
 Thomas E. Jackson (57), 1997               Vice President
 Jeffrey B. Levos (36), 1997                Vice President and Controller
 John J. Lipinski (46), 1995                Vice President
 Edward A. More'(48), 1995                  Vice President
 M. Frank Powell (46), 1993                 Vice President
 Keith O. Rattie (42), 1996                 Vice President
 Thomas M. Wade (44), 1995                  Vice President
 Ronald D. Matthews (49), 1994              Treasurer

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

     Mr. Levos was elected Vice President and Controller of Coastal in March 1997. He has served as Vice President of Coastal States Management Corporation, a subsidiary of Coastal, since December 1995 and also served as General Auditor since July 1994. Prior thereto, he was a Certified Public Accountant with the Houston office of Deloitte & Touche LLP since January 1986.

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

     Mr. Rattie was elected Vice President of Coastal in December 1996. He was formerly President of Coastal Gas International, Ltd., a Coastal subsidiary responsible for international gas project development. Mr. Rattie joined Coastal in 1995. Previously he spent 18 years with the Chevron Corporation. From 1991 to 1995, Mr. Rattie was General Manager, International Gas Development with Chevron International Oil Company.

     Mr. Wade was elected Vice President of Coastal in March 1995. He has held various positions with subsidiaries of Coastal since 1980.

Item 11.   Executive Compensation.

     The information called for by this item is set forth under "Executive Compensation," "Compensation and Executive Development Committee Report on Executive Compensation," "Pension Plan Table" and "Performance Graph Shareholder Return on Common Stock" in the Coastal Proxy Statement for the May 8, 1997
Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is set forth under "Stock Ownership," "Election of Directors" and "Information Regarding Directors" in the Coastal Proxy Statement for the May 8, 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

     The information called for by this item is set forth under "Election of Directors," and "Transactions with Management and Others" in the Coastal Proxy Statement for the May 8, 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements and Supplemental Information.

                 The following Consolidated Financial Statements of Coastal and Subsidiaries and Supplemental Information are included in response to
           Item 8 hereof on the attached pages as indicated:

                                                                                                             Page

           Independent Auditors' Report....................................................................  F-10
           Statement of Consolidated Operations for the years ended December 31, 1996, 1995 and 1994.......  F-11
           Consolidated Balance Sheet at December 31, 1996 and 1995........................................  F-12
           Statement of Consolidated Cash Flows for the years ended December 31, 1996, 1995 and 1994.......  F-14
           Statement of Consolidated Common Stock and Other Stockholders' Equity for the years ended
              December 31, 1996, 1995 and 1994.............................................................  F-15
           Notes to Consolidated Financial Statements......................................................  F-16
           Supplemental Information on Oil and Gas Producing Activities (Unaudited)........................  F-38

      2.   Financial Statement Schedules.

     The following schedules of Coastal and Subsidiaries are included on the attached pages as indicated:

                                                                                                             Page

           Schedule I    -   Condensed Financial Information of the Registrant.............................  S-1
           Schedule II   -   Valuation and Qualifying Accounts.............................................  S-6

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

          10.14+ Pension Plan for  Employees of The Coastal  Corporation  as of
                 January 1, 1993, as further amended by the Fourth Amendment dated May 20, 1994, Fifth Amendment dated August 17, 1994, Sixth Amendment dated August 30, 1994, Seventh Amendment dated October 30, 1995, Eighth Amendment dated December 29, 1995 and Ninth Amendment dated December 29, 1995 (Exhibit 10.14 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

          10.15+ Pension Plan for  Employees of The Coastal  Corporation  as of
                 January 1, 1993, as further amended by the Tenth Amendment dated March 25, 1996 (Exhibit 10.15 to Coastal's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

          10.16+ Pension Plan for  Employees of The Coastal  Corporation  as of
                 January 1, 1993, as further amended by the Twelfth Amendment dated August 29, 1996 and the Thirteenth Amendment dated September 16, 1996 (Exhibit 10.16 to Coastal's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

          10.17* Pension Plan for  Employees of The Coastal  Corporation  as of
                 January 1, 1993, as further amended by the Eleventh Amendment dated December 6, 1996.

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

     THE COASTAL CORPORATION
     (Registrant)


By:  DAVID A. ARLEDGE
     -------------------------------------
     David A. Arledge
     President and Chief Executive Officer
     March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  O. S. WYATT, JR.
     -------------------------------------
     O. S. Wyatt, Jr.
     Chairman of the Board
     March 25, 1997


By:  DAVID A. ARLEDGE
     -------------------------------------
     David A. Arledge
     Principal Financial Officer and Director
     March 25, 1997


By:  COBY C. HESSE
     -------------------------------------
     Coby C. Hesse
     Principal Accounting Officer
     March 25, 1997


By:  JOHN M. BISSELL
     -------------------------------------
     John M. Bissell
     Director
     March 25, 1997

                                      * * *

By:  GEORGE L. BRUNDRETT, JR.
     -------------------------------------
     George L. Brundrett, Jr.
     Director
     March 25, 1997


By:  HAROLD BURROW
     -------------------------------------
     Harold Burrow
     Director
     March 25, 1997


By:  ROY D. CHAPIN, JR.
     -------------------------------------
     Roy D. Chapin, Jr.
     Director
     March 25, 1997


By:  JAMES F. CORDES
     -------------------------------------
     James F. Cordes
     Director
     March 25, 1997


By:  ROY L. GATES
     -------------------------------------
     Roy L. Gates
     Director
     March 25, 1997

By:  KENNETH O. JOHNSON
     -------------------------------------
     Kenneth O. Johnson
     Director
     March 25, 1997


By:  JEROME S. KATZIN
     -------------------------------------
     Jerome S. Katzin
     Director
     March 25, 1997


By:  THOMAS R. McDADE
     -------------------------------------
     Thomas R. McDade
     Director
     March 25, 1997


By:  L. D. WOODDY, JR.
     -------------------------------------
     L. D. Wooddy, Jr.
     Director
     March 25, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, including commodity prices, market conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

Net return on average common stockholders' equity............................      14.8%       10.8%       10.0%
Cash flow from operating activities to long-term debt........................      15.9%       17.7%       18.0%
Total debt to total capitalization...........................................      53.7%       59.4%       61.7%
Times interest earned (before tax)...........................................       2.5         1.8         1.8

     The above ratios reflect increased earnings and decreased long-term debt in both 1996 and 1995. The 1996 and 1995 decreases in the cash flow from operating activities to long-term debt ratio resulted from changes in working capital and distributed/undistributed earnings from equity investments as well as increased earnings.

     Cash flows provided from operating activities were $561.4 million in 1996, $649.1 million in 1995 and $669.1 million in 1994. The 1996 decrease is due to increased working capital requirements and an increase in undistributed earnings from equity investments partially offset by increased earnings. The decrease for 1995 can be primarily attributed to increases for working capital requirements partially offset by increased earnings and an increase in distributed earnings from equity investments.

     Capital expenditures amounted to $880.8 million, $626.8 million and $543.2 million in 1996, 1995 and 1994, respectively. The 1996 increase is primarily due to continued expansion in the Exploration and Production segment as successful exploration programs resulted in reserve additions which were more than three times 1996 production. Property additions also increased in the Natural Gas segment due to the acquisition of additional storage facilities and increased expenditures for the regulated interstate pipelines. Expenditures increased by 13% in the Refining, Marketing and Chemicals segment, primarily due to the sulfur recovery facilities and coker expansion at the Corpus Christi refinery. The increased capital expenditures in 1995 were due to expansion of the earnings bases in the Natural Gas and Exploration and Production segments.

     Proceeds from the sale of property, plant and equipment decreased by $30.2 million in 1996 as increased proceeds from the sales of certain oil and gas properties and natural gas gathering facilities were more than offset by the 1995 proceeds, which included the sale of certain Refining, Marketing and Chemicals liquid pipelines to a limited partnership. The liquid pipelines sale resulted in the $79.5 million increase in 1995. Additions to investments increased in 1996 primarily due to investments in power projects and gas pipeline ventures, while the 1995 increase resulted from investments in power projects. Proceeds from the sale of investments decreased in 1995 as a result of the Company's sale in 1994 of exploration and production interests in Argentina. The Company received proceeds of approximately $610.1 million in December 1996 from the sale of its Utah coal mining operations.

     The Company was able to reduce total debt by $274.3 million and $49.3 million in 1996 and 1995, respectively. The 1996 reduction is primarily due to the use of proceeds from the sale of the Utah coal mining operations, while the 1995 reduction was primarily by the use of internally generated funds and other financial transactions. The 1995 change in redemption of mandatory redemption preferred stock is due to ANR Pipeline Company ("ANR Pipeline") redeeming all shares of its outstanding Cumulative Preferred Stock in 1994. In December 1996, Coastal Securities Company Limited, a subsidiary, sold $100.0 million of preferred stock to a non-affiliate. See Note 6 of the Notes to Consolidated Financial Statements.

     Capital expenditures for 1997, including the Company's equity investments in partnerships and joint ventures, are currently projected at approximately $920 million; however, future expenditures are dependent on conditions in the energy industry. These expenditures are primarily for completion of projects in process, operational necessities, environmental requirements, expansion projects and increased efficiency. Other expansion opportunities will continue to be evaluated.

     On December 20, 1996, the Company completed the sale of its Utah coal mining operations for approximately $610.1 million in cash. The sale resulted in a gain before income taxes of $272.3 million. The net earnings from the sale was a gain of $177.0 million, or $1.66 per share. See Note 10 of the Notes to Consolidated Financial Statements.

     In September 1996, Coastal and Westcoast Energy Inc. ("Westcoast") jointly announced plans to form one of North America's largest marketers of natural gas and electricity through the combination of the operations of the two companies' related marketing and service subsidiaries. Agreements were concluded in February 1997, which created new entities in which Coastal and Westcoast indirectly own 50% each.

     The interstate natural gas pipelines and certain storage subsidiaries of the Company are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). These subsidiaries have historically followed the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, these subsidiaries discontinued application of FAS 71. The accounting change was made because the Company concluded that the competitive environment for these subsidiaries was no longer consistent with the form of regulation contemplated by FAS 71. The net impact of the change was a charge to earnings of $85.6 million, net of related income taxes of $50.0 million, and is shown as an extraordinary item in the Statement of Consolidated Operations. The charge to earnings was noncash and will have no effect on the subsidiaries' ability to include the underlying deferred items in their future rate proceedings or on their ability to collect the rates set thereby. The Company does not expect the change to have a material adverse impact on financial results in future periods, and believes that the change will result in financial reporting which better reflects the results of operations in the economic environment in which these subsidiaries operate. See
Note 13 of the Notes to Consolidated Financial Statements.

     Financing for budgeted expenditures and mandatory debt retirements in 1997 will be accomplished by the use of internally generated funds, existing credit lines, proceeds from the selective sale of non-core assets and new financings.

     Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will also be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     Unused lines of credit at December 31, 1996 were as follows (millions of dollars):

     Short-term..................................................  $  967.3
     Long-term*..................................................     688.0
                                                                   --------
                                                                   $1,655.3

    *$52.4 million of unused long-term credit lines is dedicated to a specific use.

     In February 1997, the Company purchased and retired $798 million of debt securities with interest rates ranging from 9-3/4% to 10-3/4%. None of the issues were eligible for redemption and the purchase included payment of a premium. The Company will incur an after-tax extraordinary charge in the first quarter of 1997 of approximately $90 million in connection with the repurchase of these debt securities.

     Also in February 1997, the Company issued $200.0 million of 6.7% senior debentures due in 2027 and $200.0 million of 7.42% senior debentures due in 2037. The net proceeds from the sale of the debentures were used to refinance a portion of the bank borrowings incurred in connection with the retirement of the debt securities referred to above.

     Credit agreements of certain subsidiaries contain covenants which limit the making of advances to affiliates and payment of dividends. Where applicable, restrictions are generally in the form of computed capacities with respect to advances and the payment of dividends. At December 31, 1996, net assets of consolidated subsidiaries amounted to approximately $5.6 billion, of which approximately $1.3 billion was restricted. These provisions have not and are not expected to have any meaningful impact on the ability of the Company to meet its cash obligations.

     The Company's operations involve managing market risks related to changes in interest rates and foreign exchange rates. Derivative financial instruments, specifically interest rate swaps and foreign currency swaps, are used to reduce and manage these risks. The Company currently does not hold or issue financial instruments for trading purposes.

     The Company has entered into a number of interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce the exposure to interest rate fluctuations. At December 31, 1996, the Company had interest rate swaps with a notional amount of $40.0 million, and a portfolio of variable rate debt outstanding in the amount of $1,037.2 million. Under these agreements, Coastal will pay the counterparties interest at a fixed rate and the counterparties will pay Coastal interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR"), which is subject to change over time as LIBOR fluctuates. Terms expire at various dates through of the year 2000. At December 31, 1996, the Company had no outstanding foreign currency swaps.

     Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. Coastal is exposed to loss if one or more of the counterparties default. At December 31, 1996, the Company had no exposure to credit loss on interest rate swaps. See Note 7 of the Notes to Consolidated Financial Statements for more information on these swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company.

     All interest rate and currency swaps are reviewed with and, when necessary, are approved by the Company's Board of Directors. The Company and its subsidiaries also frequently enter into swaps, futures and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The swaps, futures and other contracts are with established exchanges, energy companies and major financial institutions. The Company believes its credit risk is minimal on these transactions, as the counterparties are required to meet stringent credit standards. There is continuous day-to-day involvement by senior management in the hedging decisions, operating under resolutions adopted by each subsidiary's board of directors.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125") to be effective in 1997. Under FAS 125, which uses a "financial - components approach," an entity recognizes the financial assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The application of the new standard is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows in 1997.

     The Accounting Standards Executive Committee of the AICPA issued Statement of Position 96-1 ("SOP 96-1") on Environmental Remediation Liabilities to be effective in 1997. SOP 96-1 provides additional guidance on accrual measurement and the disclosure of environmental liabilities. The Company is currently evaluating the impact of SOP 96-1.

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $37 million in 1996 on environmental capital projects and anticipates capital expenditures of approximately $42 million in 1997 in order to comply with such laws and regulations. The majority of the 1997 expenditures is attributable to construction projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1998 through 2000 of $20 million to $40 million per year. Additionally, appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $333 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million, and has made appropriate provisions. At 4 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $40,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

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

     The Company's interstate pipelines operate under FERC Order 636. The intent of Order 636 is to insure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC requires the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, and provides that the pipeline's variable operating costs are received through the commodity billing component. In addition, Order 636 has resulted in the incurrence of transition costs. However, Order 636 provides mechanisms for the recovery of such costs within a reasonable time period.

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $   3,914.9     $   2,898.6      $  3,075.7
Depreciation, depletion and amortization........................            160.7           152.3           151.0
Operating profit................................................            378.3           403.5           431.3
Total throughput volume (Bcf)...................................            2,246           2,102           1,980

     1996 Versus 1995. The increase in operating revenues of $1,016 million can be attributed to increased prices and volumes for the unregulated gas marketing companies. Transportation and storage revenues decreased from 1995, reflecting the continued, intensified competition across the United States natural gas industry. Total throughput volumes for the pipelines increased in 1996 by approximately 7%, and sales for the gas marketing companies were up 17%.

     Purchases increased by $1,056 million in 1996 due to increased prices and volumes for the gas marketing companies, resulting in a gross profit decrease of $40 million.

     The operating profit decrease of $25 million results from decreased sales margins of $28 million, decreased storage and transportation revenue of $45 million, and increased depreciation, depletion and amortization of $8 million partially offset by increased sales volumes of $17 million, a $29 million gain related to the sale of a portion of ANR Pipeline's gathering facilities, reduced operating and general expenses of $8 million and other increases of $2 million. The transportation and storage revenue decrease is primarily due to decreases of $46 million for revenue received in 1995 related to storage and contract settlements and increases in provisions for rate related contingencies. Operating expenses were down in 1996 due to lower salaries and benefits as a result of an early retirement incentive program in 1995.

     The operating profit decrease reflects the increased competition in the natural gas industry. Although the firm capacity on the Company's major interstate pipelines is sold out, the pipeline subsidiaries have instituted reengineering projects and cost-cutting efforts to remain competitive and improve operating profits.

     The Company has teamed with a Canadian gas marketing company to form one of the largest marketers of natural gas and electricity, through a combination of the operations of the two companies related marketing and services subsidiaries. Agreements were concluded in February 1997, which created new entities with the ability to compete aggressively in the emerging deregulated electric and natural gas markets. Coastal has a 50% interest in the joint venture.

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

     The operating profit decrease of $28 million resulted from decreased sales margins of $24 million, decreased storage revenue of $23 million, increased operating expenses of $10 million and other decreases of $7 million offset by increased transportation revenue of $28 million and increased sales volumes of $8 million.

     The increased operating expenses resulted from non-recurring 1994 expense reductions of $13 million (primarily related to revisions of certain estimated costs) and other expense increases partially offset by decreases for storage and transportation expenses and gas used in operations.

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

                                                                                   Million of Dollars
                                                                      -------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $   7,364.8     $   6,851.3      $  6,458.9
Depreciation, depletion and amortization........................             73.3            61.8            53.9
Operating profit ...............................................             93.3           208.8           153.3
Refined product sales (MM Bbls).................................              307             301             298

     1996 Versus 1995. Operating revenues increased by $514 million as a result of increased prices and volumes. The volume increase is primarily a result of increased throughput at the Company's refineries of 53,000 barrels per day.

     Purchases for the segment increased by $569 million, resulting in a gross profit decrease of $55 million. Decreased margins of $164 million; a non-recurring gain of $17 million from the sale of certain liquid pipeline assets in 1995 and other decreases of $2 million were partially offset by higher volumes of $104 million and increased gross profit from the sale, trading and exchanging of third-party products of $24 million. Margins were down in 1996 due to the industrywide high crude oil prices relative to the sales prices for refined products and substantially lower paraxylene prices compared to 1995.

     The operating profit decrease of $116 million results from decreased gross profit of $55 million; increased operating expenses of $49 million and increased depreciation, depletion and amortization of $12 million. The increased operating expenses result primarily from higher fuel and other costs at the refineries due to the increased throughput, expanded retail operations and the acquisition of a chemical plant in the first quarter of 1996. The expanded retail, chemical and refining operations, as well as a $4 million writedown of a tanker, resulted in the depreciation, depletion and amortization increase.

     The Company completed the 3-year restructuring of its refineries in 1996, enabling them to process higher volumes at a lower fixed cost per barrel and to increase the yield of higher-value, light products. During 1996, the Company continued selling, exchanging or disposing of marketing operations that cannot be integrated with core refining assets. In 1997, Coastal plans to further revamp wholesale and retail marketing to more directly support its core refineries.

     1995 Versus 1994. Operating revenues increased by $392 million as a result of increased prices and volumes. The volume increase was primarily due to increased throughput of 15,000 barrels per day at the Company's refineries.

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

     The operating profit increase of $55 million resulted from the increased gross profit of $57 million and reduced operating expenses of $6 million being offset by increased depreciation, depletion and amortization of $8 million. The decreased operating expenses resulted from decreases at the refineries due to reduced fuel costs and other improvements more than offsetting increases for the retail and chemical operations. The reduced refinery operating expenses resulted from improvements made at the refineries as part of Coastal's objective to be a low-cost operator. The increases for retail and chemical operations resulted from the acquisition of additional convenience stores and expanded chemicals operations, respectively. Depreciation, depletion and amortization increased due to the expanded operations noted above.

     The marketing of paraxylene from Coastal's petrochemical plant in Montreal East, Quebec was a strong contributor to the segment's operating profit in 1995. By the end of 1995, production was boosted to 310,000 tons per year from a capacity of 180,000 tons per year at December 31, 1994.

     Exploration and Production. Exploration and production operations involve the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. The segment also includes related intrastate natural gas marketing activities and gas processing plant operations.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------       ---------

Operating revenues..............................................      $     473.1     $     278.6      $    309.8
Depreciation, depletion and amortization........................            159.2           105.5           106.0
Operating profit................................................            154.9            24.9            41.8
Natural gas production (MMcf/d).................................              353             234             218
Oil, condensate and natural gas liquids production (bpd)........           13,831          13,231          12,237
Average sales price (dollars):
   Gas (per Mcf)................................................      $      2.19     $      1.57      $     1.86
   Oil, condensate and natural gas liquids (per bbl)............            20.46           17.20           15.18

     1996 Versus 1995. The increase in operating revenues of $195 million can be attributed to increased prices and volumes for all products. Natural gas revenue increases of $146 million; oil, condensate and natural gas liquids increases of $21 million; and processing plant increases of $35 million were offset by other revenue decreases of $7 million. Average daily net production of natural gas increased by 51% and net production of oil, condensate and natural gas liquids increased by 4.5% over 1995. The volume increase results from Coastal's ongoing successful exploration programs, especially in South Texas and offshore in the Gulf of Mexico.

     The operating profit increase of $130 million results from higher prices of $110 million; increased volumes sold for $94 million and other increases of $3 million offset by increased operating expenses of $23 million and higher depreciation, depletion and amortization of $54 million. The increased operating expenses result primarily from increases for processing plant operations. Depreciation, depletion and amortization is higher due to the increased volumes and provisions for the impairment of international projects.

     Coastal added reserves in 1996 that were more than triple the 1996 production due to its successful exploration programs, and the 1997 capital budget is up slightly from 1996 expenditures. With the growth in production, the Company has been able to reduce its costs per thousand cubic feet equivalent by approximately 19% since 1993.

     1995 Versus 1994. Operating revenues decreased by $31 million as lower natural gas prices and decreased revenues from natural gas marketing activities were partially offset by increased volumes for all products and higher prices for crude oil, condensate and natural gas liquids. Natural gas revenue decreases of $41 million, including $28 million for natural gas marketing, and other decreases of $7 million were partially offset by increases of $17 million for crude oil, condensate and natural gas liquids.

     The operating profit decrease of $17 million resulted from decreased natural gas prices of $23 million, reduced gross profit from natural gas marketing activities of $4 million, increased operating expenses of $11 million and other decreases of $5 million offset by increased volumes of $16 million and increased prices for crude oil, condensate and natural gas liquids of $10 million. The increased operating expenses resulted from additional producing wells acquired or drilled during the year.

     Coal. Coal operations include mining, processing and marketing of coal from Company-owned reserves and from other sources, and the brokering of coal for others.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $     713.6     $     459.6      $    451.3
Depreciation, depletion and amortization........................             37.3            31.3            28.9
Operating profit................................................            356.0            98.7            98.2
Captive and brokered sales (millions of tons)...................             17.9            18.0            17.5

     1996 Versus 1995. The increase in coal revenues is primarily the result of a gain of $272 million from the sale of the Utah coal mining operations (See
Note 10 of the Notes to the Consolidated Financial Statements) partially offset by decreased volumes and lower prices. The segment experienced a 1% decrease in volumes sold and brokered and a 5% reduction in the average sales price per ton as compared to 1995.

     The operating profit increase of $257 million results from the $272 million gain noted above and other increases of $17 million partially offset by decreased volumes of $10 million and reduced prices of $22 million. The other increase results primarily from sales in 1996 of coke from the Company's Aruba refinery.

     The Company restructured its coal operations in the eastern United States in late 1996 and will continue to develop ANR Coal Company, LLC and its divisions, where the Company sees additional potential.

     1995 Versus 1994. The increase in coal revenues was a result of increased volumes sold more than offsetting reduced prices. Much of the volume increase came from increased demand in the steam coal market. The segment experienced a 5% increase in volumes sold and produced, while industrywide coal production and sales decreased about 1 percent.

     The operating profit increase of $1 million resulted from increased sales volumes of $14 million offset by decreased prices of $4 million; increased operating expenses of $4 million; increased depreciation, depletion and amortization of $3 million and other of $2 million. Operating expenses, including coal costs, and depreciation, depletion and amortization increased as a result of the volume increase. The other decrease results from reduced brokerage and royalty volumes.

     Power. Power operations include the ownership of, participation in and operation of power projects in the United States and internationally.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1996             1995            1994
                                                                       ----------    ------------      ----------

Operating revenues..............................................      $      92.6     $      48.4      $     27.2
Depreciation, depletion and amortization........................              2.4             2.0             1.5
Operating profit................................................             17.3             7.8             2.7

     1996 Versus 1995. The operating revenue increase of $44 million results primarily from the power plant in El Salvador, which began operations late in the third quarter of 1995. Operating profit increased by $10 million, also primarily a result of the El Salvador operations. Most of the plants in which the Power segment has investments are partially-owned, thus the equity earnings from those plants are classified as other income-net rather than operating profit. In 1996, equity income from the partially-owned plants amounted to $24 million.

     The Company has power plants located in the United States, China, Central America and in the Caribbean, and there are projects in various stages of development in Pakistan, India, Indonesia, Guatemala and other countries.

     1995 Versus 1994. The increase in operating revenues of $21 million resulted primarily from the power plant in El Salvador beginning operations in 1995. The operating profit increase of $5 million resulted from the increased revenues of $21 million offset by increased operating expenses, also due to the El Salvador operations, of $16 million. In 1995, the equity income from partially-owned investments amounted to $20 million.

     Other. Other operations involve trucking, real estate and other activities.

                                                                                   Millions of Dollars
                                                                      --------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

Operating revenues..............................................      $      32.7     $     148.3      $    181.1
Depreciation, depletion and amortization........................              2.0             5.7             5.9
Operating profit................................................             11.7             7.3             6.3

     1996 Versus 1995. The $116 million decrease in operating revenues is due to the trucking operations, which were merged, in November 1995, into a new company in which Coastal has a 50% interest. Operating profit increased by $4 million due primarily to 1995 losses from the trucking operations not recurring. The equity earnings (loss) from the trucking operations is now included in other income-net.

     1995 Versus 1994. The $33 million decrease in operating revenues resulted from decreased rates and volumes for the trucking operations through October, 1995 and no operating revenues during the last two months due to the merger noted above. Operating profit increased by $1 million as the reduced revenues were more than offset by reduced expenses for the trucking and other operations.

                               Other Income - Net

     1996 Versus 1995. Other income-net increased by $33 million due to increased equity income from unconsolidated subsidiaries.

     1995 Versus 1994. Other income-net decreased by $10 million in 1995 due to reduced equity income from unconsolidated subsidiaries, primarily from the 50% owned Pacific Refining Company.

                            Interest and Debt Expense

     1996 Versus 1995. Interest and debt expense decreased by $47 million in 1996 due to a lower average interest rate.

     1995 Versus 1994. Interest and debt expense increased by $8 million in 1995 due to certain favorable 1994 financing costs transactions and interest adjustments not recurring, partially offset by reduced average debt levels and a slightly lower average rate.

                                 Taxes on Income

     Income taxes fluctuated primarily as a result of changing levels of income before taxes and changes in the effective federal income tax rate. The effective federal income tax rates for 1996 and 1995 were affected by certain foreign subsidiaries' unremitted earnings, which are considered to be indefinitely reinvested outside the United States and, accordingly, no U.S. income taxes have been provided on those earnings.

                               Extraordinary Items

     The 1996 extraordinary items, net of income taxes, resulted from the early retirement of debt and the discontinuation of regulatory accounting. See Note 13 of the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
The Coastal Corporation
Houston, Texas


     We have audited the accompanying consolidated balance sheets of The Coastal Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Coastal Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.









DELOITTE & TOUCHE LLP



Houston, Texas
January 31, 1997

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars Except Per Share)


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

OPERATING REVENUES..............................................      $  12,166.9     $  10,457.6      $  10,226.2
                                                                      -----------     -----------      -----------

OPERATING COSTS AND EXPENSES
   Purchases....................................................          8,979.8         7,554.2          7,360.5
   Operating expenses...........................................          1,722.0         1,773.9          1,768.9
   Depreciation, depletion and amortization.....................            453.6           378.5            363.2
                                                                      -----------     -----------      -----------
                                                                         11,155.4         9,706.6          9,492.6
                                                                      -----------     -----------      -----------

OPERATING PROFIT................................................          1,011.5           751.0            733.6
                                                                      -----------     -----------      -----------

OTHER INCOME-NET................................................             85.0            51.6             61.2
                                                                      -----------     -----------      -----------

OTHER EXPENSES
   General and administrative...................................             64.9            64.7             62.1
   Interest and debt expense....................................            368.3           415.4            407.8
   Taxes on income..............................................            163.1            52.1             92.3
                                                                      -----------     -----------      -----------
                                                                            596.3           532.2            562.2
                                                                      -----------     -----------      -----------

EARNINGS BEFORE EXTRAORDINARY ITEMS.............................            500.2           270.4            232.6

EXTRAORDINARY ITEMS - NET OF INCOME TAXES
   Loss on early extinguishment of debt.........................            (12.0)              -                -
   Discontinuation of regulatory accounting.....................            (85.6)              -                -
                                                                      -----------     -----------      -----------

NET EARNINGS....................................................            402.6           270.4            232.6

DIVIDENDS ON PREFERRED STOCK....................................             17.4            17.4             17.4
                                                                      -----------     -----------      -----------

NET EARNINGS AVAILABLE TO
  COMMON STOCKHOLDERS...........................................      $     385.2     $     253.0      $     215.2
                                                                      ===========     ===========      ===========

EARNINGS PER SHARE
   Before extraordinary items...................................      $      4.54     $      2.40      $      2.05
   Extraordinary items..........................................             (.92)              -                -
                                                                      -----------     -----------      -----------

NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE.......................................      $      3.62     $      2.40      $      2.05
                                                                      ===========     ===========      ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1996            1995
                                                                                      -----------      ----------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents.....................................................     $     106.3      $     58.4
   Receivables, less allowance for doubtful accounts
      $23.4 million (1996) and $21.4 million (1995)..............................         1,801.0         1,192.3
   Inventories...................................................................         1,143.9           781.1
   Prepaid expenses and other....................................................           145.2           218.3
                                                                                      -----------      ----------
      Total Current Assets.......................................................         3,196.4         2,250.1
                                                                                      -----------      ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Natural gas systems...........................................................         5,691.5         5,866.2
   Refining, crude oil and chemical facilities...................................         2,213.9         1,957.8
   Gas and oil properties-at full-cost...........................................         1,669.4         1,450.9
   Other.........................................................................           386.7           743.1
                                                                                      -----------      ----------
                                                                                          9,961.5        10,018.0
   Accumulated depreciation, depletion and amortization..........................         3,306.6         3,556.1
                                                                                      -----------      ----------
                                                                                          6,654.9         6,461.9
                                                                                      -----------      ----------

OTHER ASSETS
   Goodwill......................................................................           508.9           525.7
   Investments - equity method ..................................................           589.1           447.4
   Other.........................................................................           663.8           973.7
                                                                                      -----------      ----------
                                                                                          1,761.8         1,946.8
                                                                                      -----------      ----------
                                                                                      $  11,613.1      $ 10,658.8
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1996            1995
                                                                                      -----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable ................................................................     $     105.0      $    123.2
   Accounts payable..............................................................         2,425.9         1,630.2
   Accrued expenses..............................................................           408.3           325.4
   Current maturities on long-term debt..........................................             8.0           128.5
                                                                                      -----------      ----------
      Total Current Liabilities..................................................         2,947.2         2,207.3
                                                                                      -----------      ----------

DEBT
   Long-term debt, excluding current maturities..................................         3,526.1         3,661.7
                                                                                      -----------      ----------

DEFERRED CREDITS AND OTHER
   Deferred income taxes.........................................................         1,404.8         1,473.8
   Other deferred credits........................................................           598.5           636.6
                                                                                      -----------      ----------
                                                                                          2,003.3         2,110.4
                                                                                      -----------      ----------

PREFERRED STOCK
   Issued by subsidiaries........................................................           100.0              .6
                                                                                      -----------      ----------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
   Cumulative preferred stock (with aggregate
      liquidation preference of $208.9 million) .................................             2.6             2.7
   Class A common stock - Issued (1996 - 382,449 shares;
      1995 - 404,269 shares).....................................................              .1              .1
   Common stock - Issued (1996 - 109,756,251 shares;
      1995-109,168,216 shares)...................................................            36.6            36.4
   Additional paid-in capital....................................................         1,239.6         1,225.0
   Retained earnings.............................................................         1,890.1         1,547.1
                                                                                      -----------      ----------
                                                                                          3,169.0         2,811.3
   Less common stock in treasury-at cost (1996-4,395,405 shares;
      1995-4,395,405 shares).....................................................           132.5           132.5
                                                                                      -----------      ----------
                                                                                          3,036.5         2,678.8
                                                                                      -----------      ----------
                                                                                      $  11,613.1      $ 10,658.8
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      ----------

NET CASH FLOW FROM OPERATING ACTIVITIES
   Earnings before extraordinary items..........................      $     500.2     $     270.4      $    232.6
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization .................            455.7           382.0           370.2
      Deferred income taxes.....................................             55.0            32.7            39.7
      Gain from sale of Utah coal mining operations.............           (272.3)              -               -
      Amortization of producer contract reformation costs.......             25.6            29.0            32.8
      Distributed (undistributed) earnings from equity
         investments............................................              (.8)           28.6           (36.6)
   Working capital and other changes, excluding changes
      relating to cash and non-operating activities:
      Accounts receivable.......................................           (684.4)           (8.6)          (59.0)
      Inventories...............................................           (387.2)           36.4           (58.1)
      Prepaid expenses and other................................               .4            19.8           (12.6)
      Accounts payable..........................................            796.9          (132.3)          299.7
      Accrued expenses..........................................             61.0            (2.6)          (59.1)
      Other.....................................................             11.3            (6.3)          (80.5)
                                                                      -----------     -----------      ----------
         .......................................................            561.4           649.1           669.1
                                                                      -----------     -----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment...................           (880.8)         (626.8)         (543.2)
   Proceeds from sale of property, plant and equipment..........             79.4           109.6            30.1
   Additions to investments.....................................           (114.2)          (75.2)          (36.0)
   Proceeds from investments....................................             25.9            27.5            91.5
   Proceeds from sale of Utah coal mining operations............            610.1               -               -
   Recovery of gas supply prepayments...........................               .3              .5              .7
                                                                      -----------     -----------      ----------
                                                                           (279.3)         (564.4)         (456.9)
                                                                      -----------     -----------      ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term notes......................           (318.2)          366.0          (206.8)
   Redemption of mandatory redemption preferred stock...........              (.6)              -           (33.7)
   Proceeds from issuing common stock...........................             14.7            10.5             5.4
   Proceeds from issuing stock of subsidiaries..................            105.0               -               -
   Proceeds from long-term debt issues..........................            590.7           323.9           199.3
   Payments to retire long-term debt............................           (566.2)         (740.9)         (202.8)
   Dividends paid...............................................            (59.6)          (59.3)          (59.3)
                                                                      -----------     -----------      ----------
                                                                           (234.2)          (99.8)         (297.9)
                                                                      -----------     -----------      ----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS.........................................             47.9           (15.1)          (85.7)
   Cash and cash equivalents at beginning of year...............             58.4            73.5           159.2
                                                                      -----------     -----------      ----------
   Cash and cash equivalents at end of year.....................      $     106.3     $      58.4      $     73.5
                                                                      ===========     ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED COMMON STOCK AND
                           OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Million of Dollars)

                                                                   Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                   1996                     1995                      1994
                                           -------------------      --------------------      -------------------
                                            Shares     Amount        Shares      Amount        Shares     Amount
                                           --------   -------       -------     --------      --------   --------

PREFERRED STOCK, PAR VALUE 33-1/3(cent)
   PER SHARE, AUTHORIZED 50,000,000
   SHARES CUMULATIVE CONVERTIBLE
   PREFERRED:
     $1.19, Series A: Beginning balance.         61  $      -             63   $      -            65   $      -
     Converted to common................         (1)        -             (2)         -            (2)         -
                                           --------  --------       --------   --------       -------   --------
       Ending balance...................         60         -             61          -            63          -
                                           ========  --------       ========   --------       =======   --------
     $1.83, Series B: Beginning balance.         79        .1             84         .1            89         .1
     Converted to common................         (5)      (.1)            (5)         -            (5)         -
                                           --------  --------       --------   --------       -------   --------
       Ending balance...................         74         -             79         .1            84         .1
                                           ========  --------       ========   --------       =======   --------
     $5.00, Series C: Beginning balance.         33         -             34          -            35          -
     Converted to common................         (1)        -             (1)         -            (1)         -
                                           --------  --------       --------   --------       -------   --------
       Ending balance...................         32         -             33          -            34          -
                                           ========  --------       ========   --------       =======   --------

   CUMULATIVE PREFERRED:
     $2.125, Series H, Liquidation amount of
     $25 per share:
     Beginning and ending balance.......      8,000       2.6          8,000        2.6         8,000        2.6
                                           ========  --------       ========   --------       =======   --------

CLASS A COMMON STOCK, PAR VALUE
   33-1/3(cent) PER SHARE, AUTHORIZED
   2,700,000 SHARES
     Beginning balance..................        404        .1            416         .1           423         .1
     Converted to common................        (35)        -            (20)         -           (24)         -
     Conversion of preferred stock and
     exercise of stock options..........         13         -              8          -            17          -
                                           --------  --------       --------   --------       -------   --------
       Ending balance...................        382        .1            404         .1           416         .1
                                           ========  --------       ========   --------       =======   --------

COMMON STOCK, PAR VALUE 33-1/3(cent)
   PER SHARE, AUTHORIZED 250,000,000
   SHARES
     Beginning balance..................    109,168      36.4        108,726       36.2       108,512       36.2
     Conversion of preferred stock......         34         -             34          -            31          -
     Conversion of Class A common stock.         35         -             20          -            24          -
     Exercise of stock options..........        519        .2            388         .2           159          -
                                           --------  --------       --------   --------       -------   --------
       Ending balance...................    109,756      36.6        109,168       36.4       108,726       36.2
                                           ========  --------       ========   --------       =======   --------

ADDITIONAL PAID-IN CAPITAL
     Beginning balance..................              1,225.0                    1214.7                  1,209.3
     Exercise of stock options..........                 14.6                      10.3                      5.4
                                                     --------                  --------                 --------
       Ending balance...................              1,239.6                   1,225.0                  1,214.7
                                                     --------                  --------                 --------

RETAINED EARNINGS
     Beginning balance..................              1,547.1                   1,336.0                  1,162.7
     Net earnings for period............                402.6                     270.4                    232.6
     Cash dividends on preferred stock..                (17.4)                    (17.4)                   (17.4)
     Cash dividends on Class A common
       stock, 36(cent)(1996), 36(cent)(1995)
       and 36(cent)(1994) per share.....                  (.1)                      (.1)                     (.2)
     Cash dividends on common stock,
       40(cent)(1996), 40(cent)(1995) and
       40(cent)(1994) per share.........                (42.1)                    (41.8)                   (41.7)
                                                     --------                  --------                 --------
          Ending balance................              1,890.1                   1,547.1                  1,336.0
                                                     --------                  --------                 --------

LESS TREASURY STOCK - AT COST...........      4,395     132.5          4,395      132.5         4,395      132.5
                                           ========  --------       ========   --------       =======   --------

TOTAL...................................             $3,036.5                  $2,678.8                 $2,457.2
                                                     ========                  ========                 ========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which the Company has a 20% to 50% voting interest and exercises significant influence. The equity method is also used for investments in limited partnerships in which the Company has an interest of more than 5%. Other investments in which the Company has less than a 20% voting interest are accounted for by the cost method.

     Statement of Cash Flows. For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. Cash flows of a hedging instrument that is accounted for as a hedge of an identifiable transaction are classified in the same category as the cash flows from the item being hedged. The Company made cash payments for interest and financing fees (net of amounts capitalized) of $386.0 million, $443.6 million and $431.8 million in 1996, 1995 and 1994, respectively. Cash payments for income taxes amounted to $57.2 million, $33.3 million and $73.7 million for 1996, 1995 and 1994, respectively.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

     Inventories. Inventories of refined products and crude oil are accounted by the first-in, first-out cost method or market, if lower. Natural gas inventories are accounted for by Colorado Interstate Gas Company ("CIG") using the last-in, first-out method. The unregulated gas marketing companies account for natural gas inventories at average cost. Inventories of coal are accounted for at average cost, or market, if lower. Inventories of materials and supplies are accounted for at average cost.

     Hedges. The Company frequently enters into swaps, futures and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. The Company also enters into interest rate and foreign currency swaps to manage interest rates and foreign currency risk. Income and expense related to interest rate swaps is accrued as interest rates change and is recognized in income over the life of the agreement. Gains or losses from foreign currency swaps are deferred and are recognized as payments are made on the related foreign currency denominated debt. Such gains and losses are essentially offset by gains or losses on the related debt.

     Property, Plant and Equipment. Property additions include acquisition costs, administrative costs and, where appropriate, capitalized interest allocable to construction. Capitalized interest amounted to $8.0 million, $5.9 million and $8.3 million in 1996, 1995 and 1994, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. All other general and administrative costs, as well as production costs, are expensed as incurred.

     Depreciation, depletion and amortization ("DD & A") of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for DD&A is determined by dividing the total unrecovered carrying value of gas and oil properties plus estimated future development costs by the estimated proved reserves included therein, as estimated by an independent engineer. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.88 for 1996, $.89 for 1995 and $.96 for 1994. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to DD & A expense. No such charge was required in the periods presented. Provisions for depletion of coal properties, including exploration and development costs, are based upon estimates of recoverable reserves using the unit-of-production method. Provision for depreciation of other property is primarily on a straight-line basis over the estimated useful life of the properties. The annual rates of depreciation are as follows:

   Refining, crude oil and chemical facilities ..............   3.0%  -  20.0%
   Gas systems...............................................   0.6%  -  10.0%
   Coal facilities...........................................   5.0%  -  33.3%
   Power facilities .........................................   2.9%  -  33.3%
   Transportation equipment..................................   5.0%  -  33.3%
   Office and miscellaneous equipment........................   2.5%  -  20.0%
   Buildings and improvements................................   1.3%  -  20.0%

     Costs of minor property units (or components thereof) retired or abandoned are charged or credited, net of salvage, to accumulated depreciation, depletion and amortization. Gain or loss on sales of major property units is credited or charged to income.

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. The application of the new standard, which does not apply to costs capitalized pursuant to the full-cost method, did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     Goodwill. Goodwill, which primarily relates to the acquisitions of American Natural Resources Company ("ANR") and CIG, amounted to $508.9 million at December 31, 1996, and is being amortized on a straight-line basis over a 40-year period. Amortization expense charged to operations was approximately $19.0 million for 1996, 1995 and 1994, respectively. As warranted by facts and circumstances, the Company periodically assesses the recoverability of the cost of goodwill from future operating income.

     Income Taxes. The Company follows the liability method of accounting for deferred income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

     Average shares entering into the computations are:

      1996 ...................................................106,335,208
      1995 ...................................................105,434,830
      1994 ...................................................105,207,492

     Statement of Financial Accounting Standards No. 71, " Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). The interstate natural gas pipelines and certain storage subsidiaries are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). These subsidiaries have historically followed the reporting and accounting requirements of FAS 71. Effective November 1, 1996, these subsidiaries discontinued application of FAS 71. See Note 13 of the Notes to Consolidated Financial Statements.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). The Financial Accounting Standards Board ("FASB") has issued FAS 125 to be effective in 1997. Under FAS 125, which uses a "financial - components approach," an entity recognizes the financial assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The application of the new standard is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows in 1997.

     Statement of Position 96-1 ("SOP 96-1"). The Accounting Standards Executive Committee of the AICPA issued SOP 96-1 on Environmental Remediation Liabilities to be effective in 1997. SOP 96-1 provides additional guidance on accrual measurement and the disclosure of environmental liabilities. The Company is currently evaluating the impact of SOP 96-1.

     Reclassification of Prior Period Statements. Certain minor reclassifications have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

Note 2.    Inventories

     Inventories at December 31 were (millions of dollars):

                                                                                          1996            1995
                                                                                      -----------      ----------

      Refined products, crude oil and chemicals..................................     $     920.3      $    556.5
      Natural gas in underground storage.........................................            77.7            49.9
      Coal, materials and supplies...............................................           145.9           174.7
                                                                                      -----------      ----------
                                                                                      $   1,143.9      $    781.1
                                                                                      ===========      ==========

     Elements included in inventory cost are material, labor and manufacturing expenses. The excess of replacement cost over the carrying value of natural gas in underground storage carried by the last-in, first-out method was approximately $126.2 million and $36.5 million at December 31, 1996 and 1995, respectively. The increase over the 1995 amount is due to the higher replacement cost rates at December 31, 1996.

Note 3.    Investments

     The Company has interests in corporations and partnerships which are accounted for on an equity basis. These investments, included in Other Assets, are Great Lakes Gas Transmission Limited Partnership (50% interest), which operates an interstate pipeline system; Blue Lake Gas Storage Company (50% interest), which operates a gas storage system in Michigan; Iroquois Gas Pipeline System, L.P. (16% interest), which operates a natural gas pipeline; Empire State Pipeline (50% interest), which operates a natural gas pipeline; Javelina Company (40% interest), which operates a gas processing plant in Corpus Christi, Texas; Eagle Point Cogeneration Partnership (50% interest), which operates a cogeneration facility in New Jersey; and several pipeline, power and other ventures. The Company's investment in these entities, including advances, amounted to $589.1 million and $447.4 million at December 31, 1996 and 1995, respectively. The Company's equity in income of the investments, included in Other Income-Net, was $103.7 million, $60.6 million and $75.7 million in 1996, 1995 and 1994, respectively, while dividends and partnership distributions received amounted to $102.9 million, $89.2 million and $39.1 million in 1996, 1995 and 1994, respectively.

     Summarized financial information of these entities is as follows (millions of dollars):

                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1996            1995
                                                                                      -----------      ----------

      Current assets.............................................................     $     800.4      $    687.8
      Noncurrent assets..........................................................         5,268.5         5,140.1
                                                                                      -----------      ----------
                                                                                      $   6,068.9      $  5,827.9
                                                                                      ===========      ==========

      Current liabilities........................................................     $     863.6      $    858.7
      Noncurrent liabilities.....................................................         3,412.8         3,423.3
      Deferred credits...........................................................           230.4           241.4
      Equity.....................................................................         1,562.1         1,304.5
                                                                                      -----------      ----------
                                                                                      $   6,068.9      $  5,827.9
                                                                                      ===========      ==========


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

   Revenues.....................................................      $   2,229.0     $   1,924.5      $   1,882.7
   Operating income.............................................            591.1           558.9            469.9
   Net income...................................................            266.9           153.2            146.4

Note 4.    Debt

     Long-Term Debt - Balances at December 31 were (millions of dollars):

                                                                                          1996            1995
                                                                                      -----------      ----------

      The Coastal Corporation:
      Notes payable (revolving credit agreements)................................     $         -      $     70.0
      Swiss franc bonds, 5-3/4%, due 1996........................................               -            66.5
      Senior notes:
         10-3/8%, due 2000.......................................................           249.9           249.9
         10%, due 2001...........................................................           299.4           299.2
         8-3/4%, due 1999........................................................           150.0           150.0
         8-1/8%, due 2002........................................................           249.5           249.4
      Senior debentures:
         11-3/4%, due 2006.......................................................               -           400.0
         10-1/4%, due 2004.......................................................           199.9           199.8
         10-3/4%, due 2010.......................................................           149.6           149.5
         9-3/4%, due 2003........................................................           299.1           298.9
         9-5/8%, due 2012........................................................           149.2           149.2
         7-3/4%, due 2035........................................................           149.9           149.9
      Other......................................................................              .1              .1
                                                                                      -----------      ----------
                                                                                          1,896.6         2,432.4
                                                                                      -----------      ----------
      Subsidiary Companies:
      Notes payable (term credit facilities).....................................           378.1            50.0
      Notes payable (revolving credit agreements)................................           510.0           264.7
      Notes payable (project financing), due 1998................................            18.2            22.4
      Debentures, 7% to 10%, due 2005-2024 ......................................           677.2           677.0
      Capitalized lease obligations..............................................               -            25.2
      Other, due 2000-2028.......................................................            54.0            18.5
                                                                                      -----------      ----------
                                                                                          1,637.5         1,057.8
                                                                                      -----------      ----------
      Amount reclassified from short-term debt...................................               -           300.0
                                                                                      -----------      ----------
      Total Long-Term Debt.......................................................         3,534.1         3,790.2
      Less Current Maturities....................................................             8.0           128.5
                                                                                      -----------      ----------
                                                                                      $   3,526.1      $  3,661.7
                                                                                      ===========      ==========

     At December 31, 1996, amounts available under long-term credit agreements with banks totaled $1,576.1 million, including $125.0 million available to The Coastal Corporation. Loans under these agreements bear interest at money market-related rates (weighted average 5.78% at December 31, 1996). Annual commitment fees range up to 3/8% payable on the unused portion of the applicable facility. At December 31, 1996, $888.1 million was outstanding and $52.4 million of the unused amount was dedicated to a specific use.

     The   subsidiary   project   financing   note  bears   interest   at  money
market-related rates.

     Various agreements contain restrictive covenants which, among other things, limit dividends by certain subsidiaries and additional indebtedness of certain subsidiaries. At December 31, 1996, net assets of consolidated subsidiaries amounted to approximately $5.6 billion, of which $1.3 billion was restricted by such provisions.

     Maturities. The aggregate amounts of long-term debt maturities for the five years following 1996 are (millions of dollars):

      1997            $    8.0               2000              $254.1
      1998                18.1               2001               820.8
      1999               320.0

     Notes Payable. At December 31, 1996, Coastal and its subsidiaries had $105.0 million of outstanding indebtedness to banks under short-term lines of credit, compared to $423.2 million at December 31, 1995. As of December 31, 1995, the Company's financial statements reflected $300.0 million of short-term borrowings which had been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was not a similar reclassification as of December 31, 1996. The weighted average interest rates were 5.94% and 6.16% at December 31, 1996 and 1995, respectively. As of December 31, 1996, $967.3 million was available to be drawn under short-term credit lines.

     Restrictions on Payment of Dividends. Under the terms of the most restrictive of the Company's financing agreements, approximately $598.8 million of retained earnings was available at December 31, 1996 for payment of dividends on the Company's common and preferred stocks.

     Guarantees. Coastal and certain subsidiaries have guaranteed specific obligations of several unconsolidated affiliates. Affiliates are generally not required to collateralize their contingent liabilities to the Company. At December 31, 1996, the Company had guaranteed 50% of construction financings of two partially owned partnerships. The Company's proportionate share of the outstanding principal balance under these guarantees was $79.8 million at December 31, 1996. One of these loans is expected to be refinanced on a non-recourse basis in 1997, and the other in early 1998. Other guarantees and indemnities related to obligations of unconsolidated affiliates amounted to approximately $168.9 million as of December 31, 1996. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective financings and other obligations and that no payments will be required and no losses will be incurred under such guarantees and indemnities.

     Coastal and certain subsidiaries have guaranteed approximately $7.1 million of obligations of third parties under leases and borrowing arrangements. Where possible, the Company has obtained security interests and guarantees by the principals. Cash requirements and losses under these guarantees are expected to be nominal.

Note 5.    Leases and Commitments

     The Company leases property, plant and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Such residual value guarantees amount to approximately $217.5 million.

     Rental expense amounted to approximately $92.7 million, $79.4 million and $72.1 million in 1996, 1995 and 1994, respectively, excluding leases covering natural resources. Aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $88.0 million, $79.0 million, $79.0 million, $77.0 million, and $77.0 million for the years 1997-2001, respectively, and $751.0 million thereafter.

Note 6.    Preferred Stock of Subsidiaries

     Shares and aggregate redemption value of mandatory redemption preferred stock outstanding, excluding shares redeemable within one year, were (thousands of shares and millions of dollars):

                                                                                           Subsidiaries Stock
                                                                                      ---------------------------
                                                                                         Shares           Value
                                                                                      -----------      ----------

   Balance, December 31, 1993....................................................             866      $     26.6
   Redemptions...................................................................            (860)          (26.0)
                                                                                      -----------      ----------
   Balance, December 31, 1994....................................................               6              .6
   Redemptions...................................................................               -               -
                                                                                      -----------      ----------
   Balance, December 31, 1995....................................................               6              .6
   Redemptions...................................................................              (6)            (.6)
                                                                                      -----------      ----------
   Balance, December 31, 1996....................................................               -      $        -
                                                                                      ===========      ==========

     In December 1996, Coastal Securities Company Limited ("Coastal Securities"), a wholly-owned subsidiary, issued 4,000,000 shares of preferred stock for $100 million in cash. Quarterly cash dividends will be paid on the preferred stock at a rate based on the London Interbank Offered Rate ("LIBOR"). The preferred shareholders are also entitled to participating dividends based on certain refining margins. Coastal Securities may redeem the preferred stock on or after December 31, 1999 for cash. Also, on after December 31, 1999 but prior to December 31, 2000, Coastal Securities may elect to redeem the preferred stock by issuing unsecured convertible debentures.

Note 7.    Financial Instruments and Risk Management

     The Company's operations involve managing market risks related to changes in interest rates, foreign exchange rates and commodity prices. Derivative financial instruments, specifically swaps and other contracts, are used to reduce and manage those risks. The Company does not currently hold or issue financial instruments for trading purposes.

     Interest Rate Swaps. The Company has entered into a number of interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce the Company's exposure to interest rate fluctuations. At December 31, 1996, the Company had interest rate swaps with a notional amount of $40.0 million, and a portfolio of variable rate debt outstanding in the amount of $1,037.2 million. Under these agreements, Coastal will pay the counterparties interest at a fixed rate of 6.71%, and the counterparties will pay Coastal interest at a variable rate equal to LIBOR. The weighted average LIBOR rate applicable to these agreements was 5.90% at December 31, 1996. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as LIBOR fluctuates. Terms expire at various dates through the year 2000.

     Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. Coastal is exposed to loss if one or more of the counterparties default. At December 31, 1996, Coastal had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate and currency swaps are reviewed with and, when necessary, are approved by the Company's Board of Directors.

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

                                                                          (Millions of Dollars)
                                                      ------------------------------------------------------------
                                                              Dec. 31, 1996                  Dec. 31, 1995
                                                       ---------------------------   -----------------------------
                                                       Carrying            Fair       Carrying            Fair
                                                        Amount             Value       Amount             Value
                                                      ----------       -----------   -----------      ------------

Nonderivatives:
   Financial assets:
      Cash and cash equivalents...................    $    106.3       $     106.3   $      58.4      $       58.4
      Notes receivable............................         206.5             219.7         172.2             172.2

   Financial liabilities:
      Short-term debt.............................         105.0             105.0         123.2             123.2
      Long-term debt .............................       3,534.1           3,879.8       3,815.0           4,296.6
      Preferred stock - issued by subsidiaries....         100.0             101.3           0.6               0.6

   Derivatives relating to:
      Commodity swaps loss........................             -             (44.3)            -             (48.5)

   Debt:
      Currency swaps gain.........................             -                 -         (50.0)            (50.0)
      Interest rate swaps loss and options........             -               0.4           9.8              11.8

     The estimated value of the Company's long-term debt and preferred stock - issued by subsidiaries is based on interest rates at December 31, 1996 and 1995, respectively, for new issues with similar remaining maturities. The fair value of the derivatives relating to commodity swaps reflects the estimated amount to terminate the contracts at December 31, 1996 and 1995, respectively, taking into account unrealized gains or losses. Dealer quotes are available for these derivatives. The fair market value of the Company's interest rate and foreign currency swaps is based on the estimated termination values at December 31, 1996 and 1995, respectively.

Note 8.    Common and Preferred Stock

     Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1990 and 1994. Under each plan, the option price equals the fair market value of the common shares on the date of grant. Options vest cumulatively at a rate of 20% of the option shares on each anniversary date of the date of grant beginning with the second anniversary. The options, which expire ten years from the grant date, do not carry any stock appreciation rights.

     The following table presents a summary of stock option transactions for the three years ended December 31, 1996:

                                                                                         Class A         Average
                                                                         Common          Common       Option Price
                                                                         Shares          Shares         Per Share
                                                                       -----------    -----------    --------------

      December 31, 1993...........................................       2,187,455         40,630    $        26.21
         Granted..................................................         232,900              -             30.44
         Exercised................................................        (172,914)       (16,823)            20.10
         Revoked or expired.......................................         (70,784)        (1,216)            32.21
                                                                       -----------    -----------    --------------
      December 31, 1994...........................................       2,176,657         22,591             26.99
         Granted..................................................         515,250              -             28.51
         Exercised................................................        (415,971)        (7,811)            22.14
         Revoked or expired.......................................        (118,700)             -             29.68
                                                                       -----------    -----------    --------------
      December 31, 1995...........................................       2,157,236         14,780             28.15
         Granted..................................................         666,500              -             36.59
         Exercised................................................        (528,751)       (12,500)            26.52
         Revoked or expired.......................................         (61,600)             -             30.87
                                                                       -----------    -----------    --------------
      December 31, 1996...........................................       2,233,385          2,280    $        30.98
                                                                       ===========    ===========    --------------

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company applies APB Opinion 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, earnings before extraordinary items, net earnings and earnings per share would have been reduced to the pro forma amounts shown in the table below (in millions except per share amounts):

                                                                                              Year Ended
                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1996              1995
                                                                                     -----------      ------------

      Earnings before extraordinary items.......................................     $     498.0      $      269.5
      Net earnings..............................................................           400.4             269.5

      Earnings per share
         Before extraordinary items.............................................     $      4.52      $       2.39
         Extraordinary items....................................................            (.92)                -
                                                                                     -----------      ------------
         Net earnings per share.................................................     $      3.60      $       2.39
                                                                                     ===========      ============

     The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996: risk free interest rate of 6.25%; expected dividend yield of 1.40%; expected life of eight years; and expected volatility of .1925. The weighted average fair value of options granted during 1996 is $12.32 per share.

     Stock options available for future grants amounted to 906,771; 1,530,830; and 1,927,379 at December 31, 1996, 1995 and 1994, respectively. Exercisable stock options amounted to 748,354; 1,096,479; and 1,149,721 at December 31, 1996, 1995 and 1994, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                                                 Outstanding                      Exercisable
                                                   -------------------------------------- -------------------------
                                                                                Average                   Average
      Exercise                                                     Average     Exercise                  Exercise
      Price Range                                    Shares       Life (*)       Price       Shares        Price
      -----------                                  -----------   ----------  ----------- ------------   -----------

      $17.08 - $21.50............................       94,900       1.6     $     20.71       94,900   $     20.71
       25.50 -  29.13............................      989,854       6.8           27.59      354,464         26.94
       30.31 -  40.56............................    1,150,911       7.5           34.74      298,990         33.46
                                                   -----------                            -----------
                                                     2,235,665       6.9                      748,354
                                                   ===========                            ===========

      (*)  Average life remaining in years.

Note 9.    Segment and Geographic Reporting

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

     Coal operations include the mining, processing and marketing of coal from Company-owned reserves and from other sources, and the brokering of coal for others. Sales are made to utilities and industrial customers in the United States and to export markets in Canada.

     Power operations involve the ownership of, participation in and operation of power projects in the United States and internationally. Power is sold to customers in the Northeast United States and internationally in China, El Salvador and the Dominican Republic.

     Other operations include regional trucking operations involving activities as common carriers in interstate and intrastate commerce and activities in other projects. Effective November 1995, the trucking operations were merged into a new company in which Coastal has a 50% interest.

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

     Earnings before interest, taxes, and extraordinary items is operating profit and other income-net, including equity income from investments, reduced by corporate general and administrative expenses.

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are those assets which are not specifically identifiable with a segment.

     The Company's operating revenues; operating profit; earnings before interest, taxes and extraordinary items; capital expenditures; and depreciation, depletion and amortization expense for the years ended December 31, 1996, 1995 and 1994, and identifiable assets as of December 31, 1996, 1995 and 1994, by segment, are shown as follows (millions of dollars):

                                                                         1996             1995            1994
                                                                      -----------     -----------      ----------

OPERATING REVENUES
      Natural gas...............................................      $   3,914.9     $   2,898.6      $   3,075.7
      Refining, marketing and chemicals ........................          7,364.8         6,851.3          6,458.9
      Exploration and production................................            473.1           278.6            309.8
      Coal......................................................            713.6           459.6            451.3
      Power.....................................................             92.6            48.4             27.2
      Other.....................................................             32.7           148.3            181.1
      Adjustments and eliminations..............................           (424.8)         (227.2)          (277.8)
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $  12,166.9     $  10,457.6      $  10,226.2
                                                                      ===========     ===========      ===========

OPERATING PROFIT
      Natural gas...............................................      $     378.3     $     403.5      $     431.3
      Refining, marketing and chemicals.........................             93.3           208.8            153.3
      Exploration and production................................            154.9            24.9             41.8
      Coal......................................................            356.0            98.7             98.2
      Power.....................................................             17.3             7.8              2.7
      Other.....................................................             11.7             7.3              6.3
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   1,011.5     $     751.0      $     733.6
                                                                      ===========     ===========      ===========

EARNINGS BEFORE INTEREST,
TAXES AND EXTRAORDINARY ITEMS
      Natural gas...............................................      $     469.7     $     473.9      $     491.3
      Refining, marketing and chemicals ........................             94.4           184.3            143.9
      Exploration and production................................            156.2            24.9             53.2
      Coal......................................................            356.0            98.7             98.2
      Power.....................................................             41.4            27.8             17.1
      Other.....................................................             (2.5)            6.7              5.6
                                                                      -----------     -----------      -----------
         Segment totals.........................................          1,115.2           816.3            809.3
      Corporate.................................................            (83.6)          (78.4)           (76.6)
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   1,031.6     $     737.9      $     732.7
                                                                      ===========     ===========      ===========

CAPITAL EXPENDITURES
      Natural gas...............................................      $     206.5     $     128.6      $      91.4
      Refining, marketing and chemicals.........................            215.3           190.3            228.2
      Exploration and production................................            381.2           230.3            150.3
      Coal......................................................             51.5            54.0             56.9
      Power.....................................................              3.7            12.1               .4
      Other.....................................................             14.4             5.0              9.5
                                                                      -----------     -----------      -----------
         Segment totals.........................................            872.6           620.3            536.7
      Corporate assets..........................................              8.2             6.5              6.5
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     880.8     $     626.8      $     543.2
                                                                      ===========     ===========      ===========

                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

DEPRECIATION, DEPLETION AND
AMORTIZATION EXPENSE
   Natural gas..................................................      $     160.7     $     152.3      $     151.0
   Refining, marketing and chemicals............................             73.3            61.8             53.9
   Exploration and production...................................            159.2           105.5            106.0
   Coal.........................................................             37.3            31.3             28.9
   Power........................................................              2.4             2.0              1.5
   Other........................................................              2.0             5.7              5.9
                                                                      -----------     -----------      -----------
      Segment totals............................................            434.9           358.6            347.2
   Corporate assets.............................................              4.0             4.6              4.2
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $     438.9     $     363.2      $     351.4
                                                                      ===========     ===========      ===========

IDENTIFIABLE ASSETS
   Natural gas..................................................      $   5,395.1     $   5,359.8      $   5,497.0
   Refining, marketing and chemicals............................          4,061.6         3,125.2          3,041.4
   Exploration and production...................................          1,178.4           992.0            837.2
   Coal.........................................................            225.3           518.6            498.3
   Power........................................................            211.1           140.3             75.6
   Other........................................................            150.1           159.8            193.1
                                                                      -----------     -----------      -----------
      Segment totals............................................         11,221.6        10,295.7         10,142.6
   Corporate assets.............................................            391.5           363.1            392.0
                                                                      -----------     -----------      -----------
      Consolidated totals.......................................      $  11,613.1     $  10,658.8      $  10,534.6
                                                                      ===========     ===========      ===========

     The Coal revenues and operating profit include a gain before income taxes of $272.3 million from the sale of the Utah coal mining operations. See Note 10 of the Notes to the Consolidated Financial Statements.

     Refining, marketing and chemicals revenues include gross profit arising from the selling, trading and exchanging of third party products. Approximate amounts from these transactions included in revenues and the impact on earnings, exclusive of interest costs, were (millions of dollars):

                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

Revenues........................................................      $      26.1     $       2.3      $        .7
Impact on earnings..............................................             16.9             1.5               .4

     The number and magnitude of such transactions may vary significantly from year to year, particularly in view of conditions in world petroleum markets.

     The Company's operating revenues and operating profit for the years ended December 31, 1996, 1995 and 1994 and identifiable assets as of December 31, 1996 1995 and 1994, by geographic area, are shown as follows (millions of dollars):

                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

Operating Revenues
      United States - Third Party...............................      $  10,595.8     $   9,146.2      $   9,207.6
                    - Interarea.................................             92.4           129.1             31.0
      Foreign       - Third Party...............................          1,571.1         1,311.4          1,018.6
                    - Interarea.................................            382.7           294.5            205.2
      Interarea elimination.....................................           (475.1)         (423.6)          (236.2)
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $  12,166.9     $  10,457.6      $  10,226.2
                                                                      ===========     ===========      ===========

Operating Profit
      United States.............................................      $     923.2     $     597.0      $     697.9
      Foreign...................................................             88.3           154.0             35.7
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   1,011.5     $     751.0      $     733.6
                                                                      ===========     ===========      ===========

Identifiable Assets
      United States.............................................      $  10,269.1     $   9,590.7      $   9,503.0
      Foreign...................................................          1,344.0         1,068.1          1,031.6
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $  11,613.1     $  10,658.8      $  10,534.6
                                                                      ===========     ===========      ===========

     Revenues from sales to any single customer during 1996, 1995 or 1994 did not amount to 10% or more of the Company's consolidated revenues.

Note 10.   Sale of Utah Coal Mining Operations

     On December 20, 1996, the Company completed the sale of its coal mining operations in Utah for approximately $610.1 million in cash. The Company retained its coal properties in the eastern United States and will continue to operate them. The sale resulted in a gain before income taxes of $272.3 million, which is included in the operating revenues of the Coal segment. The net earnings from the sale was a gain of $177.0 million, or $1.66 per share.

     Following is a summary of the results of operations and the assets and liabilities of the Utah coal mining operations (millions of dollars):

                                                              For the Period                For the Year Ended
                                                           From January 1, 1996                December 31,
                                                                                        ---------------------------
                                                         Through December 20, 1996          1995           1994
                                                         -------------------------      -----------     -----------

      Operating revenues..........................              $     200.7             $     213.0     $     195.5
      Costs and expenses..........................                    145.0                   144.7           131.1
                                                                -----------             -----------     -----------
         Earnings before income taxes.............                     55.7                    68.3            64.4
      Income taxes................................                     16.6                    18.4            21.2
                                                                -----------             -----------     -----------
         Net earnings.............................              $      39.1             $      49.9     $      43.2
                                                                ===========             ===========     ===========

                                                                       December 20,            December 31,
                                                                           1996                    1995
                                                                       ------------            ------------

      Working capital..............................                      $    60.1               $    34.5
      Property, plant and equipment-net............                          193.7                   188.8
      Other assets.................................                           53.4                    50.4
      Deferred credits and other...................                            8.9                     6.2

Note 11.   Benefit Plans

     The Company has non-contributory pension plans covering substantially all U.S. employees. These plans provide benefits based on final average monthly compensation and years of service. The Company's funding policy is to contribute the amount necessary for the plan to maintain its qualified status under the Employment Retirement Income Security Act of 1974, as amended. The pension benefit for 1996, 1995 and 1994 is shown in the following table (millions of dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

      Service cost - benefit earned during the period...........      $      18.3     $      15.8      $      17.6
      Interest cost on projected benefit obligation.............             45.6            42.2             37.7
      Actual return on assets...................................           (175.8)         (223.7)             2.0
      Net amortization and deferral.............................             90.3           152.3            (74.5)
                                                                      -----------     -----------      -----------
      Net periodic pension benefit..............................      $     (21.6)    $     (13.4)     $     (17.2)
                                                                      ===========     ===========      ===========

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% in 1996, 7.25% in 1995 and 8.75% in 1994. The expected increase in future compensation levels was 4% in both 1996 and 1995 and 5% in 1994 and the expected long-term rate of return on assets was 10% in 1996, 1995 and 1994.

     The following table sets forth the funded status of the plans and the amounts recognized in the Company's Consolidated Balance Sheet (millions of dollars):

                                                                                             December 31,
                                                                                     ------------------------------
                                                                                        1996              1995
                                                                                     -----------      ------------

      Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits of
         $544.1 million and $510.4 million, respectively........................     $    (583.8)     $     (559.3)
                                                                                     ===========      ============
      Projected benefit obligation for service  rendered to date................     $    (658.2)     $     (620.2)
      Plan assets, primarily equity securities, at fair value...................         1,078.7             938.4
                                                                                     -----------      ------------
      Plan assets in excess of projected benefit obligation.....................           420.5             318.2
      Unrecognized net assets at January 1, 1996 and 1995, being
         recognized over average remaining service lives........................           (45.7)            (54.3)
      Prior service cost, not yet recognized....................................             3.4               4.0
      Unrecognized net gain from past experience different
         from that assumed......................................................           (96.6)            (25.4)
                                                                                     -----------      ------------
      Prepaid pension cost......................................................     $     281.6      $      242.5
                                                                                     ===========      ============

     In 1995, the Company offered an early retirement incentive program to eligible employees of its rate regulated subsidiaries. The impact of this program is reflected in the above table.

     Plan assets include common stock and Class A common stock of the Company amounting to a total of 3.75 million shares at December 31, 1996 and 1995.

     The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. Company contributions to these plans were $0.7 million for 1996, $6.4 million for 1995 and $7.6 million for 1994. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate. The decrease in 1996 results from the Company's trucking operations being merged into a new company effective November 3, 1995, in which Coastal has a 50% interest.

     The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $18.5 million, $17.6 million and $17.5 million in 1996, 1995 and 1994, respectively.

     The Company provides certain health care and life insurance benefits for retired employees. Substantially all U.S. employees are provided these benefits. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs have been deferred by the rate regulated subsidiaries and were amortized through October 31, 1996. Effective November 1, 1996, these costs will no longer be deferred as a result of the Company's discontinued application of FAS 71.

     The following tables set forth the accumulated postretirement benefit obligation recognized in the Company's Consolidated Balance Sheet as of December 31, 1996 and 1995 and the benefit cost for the years ended December 31, 1996, 1995 and 1994 (millions of dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1996              1995
                                                                                     -----------      ------------

      Accumulated postretirement benefit obligation:
         Retirees...............................................................     $     (76.8)     $      (78.2)
         Fully eligible plan participants.......................................            (1.4)             (2.5)
         Other active plan participants.........................................           (31.9)            (42.8)
                                                                                     -----------      ------------
                                                                                          (110.1)           (123.5)
      Plan assets at fair value.................................................            26.0              22.9
                                                                                     -----------      ------------
      Accumulated postretirement benefit obligation
         in excess of plan assets...............................................           (84.1)           (100.6)
      Unrecognized net transition obligation....................................            98.6             108.1
      Unrecognized net gain from past
         experience different from that assumed.................................           (36.8)            (22.5)
      Unrecognized prior service cost...........................................             4.7               4.7
                                                                                     -----------      ------------
      Postretirement benefit obligation included in balance sheet ..............     $     (17.6)     $      (10.3)
                                                                                     ===========      ============


                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                         1996             1995            1994
                                                                       -----------     -----------      -----------

      Net postretirement benefit cost consisted
         of the following components:
      Service cost - benefits earned during the period..........      $       2.5     $       2.2      $       2.5
      Interest cost on accumulated postretirement benefit
         obligation.............................................              7.6             8.8              8.9
      Actual return on assets...................................             (1.2)            (.8)             (.1)
      Amortization of transition obligation.....................              6.2             6.6              6.6
      Deferred regulatory amounts...............................              3.6             2.0              1.8
      Other amortization and deferral...........................              (.9)           (1.5)            (1.1)
                                                                      -----------     -----------      -----------
      Net postretirement benefit cost...........................      $      17.8     $      17.3      $      18.6
                                                                      ===========     ===========      ===========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.4% in 1996, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.2% in 1995 and 12.0% in 1994. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately 4.3% and the net postretirement health care cost by approximately 3.9%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

Note 12.   Taxes on Income

     Pretax earnings before extraordinary items are composed of the following (millions of dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

      United States.............................................      $     579.9     $     178.1      $     295.0
      Foreign...................................................             83.4           144.4             29.9
                                                                      -----------     -----------      -----------
                                                                      $     663.3     $     322.5      $     324.9
                                                                      ===========     ===========      ===========

     Provisions for income taxes before extraordinary items are composed of the following (millions of dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1996             1995            1994
                                                                      -----------     -----------      -----------

      Current Income Taxes:
         Federal................................................      $      88.0     $      13.0      $      46.2
         Foreign................................................              6.4             2.7               .3
         State .................................................             13.7             3.7              6.1
                                                                      -----------     -----------      -----------
                                                                            108.1            19.4             52.6
                                                                      -----------     -----------      -----------

      Deferred Income Taxes:
         Federal................................................             51.4            31.0             42.0
         Foreign................................................              3.0              .5                -
         State..................................................               .6             1.2             (2.3)
                                                                      -----------     -----------      -----------
                                                                             55.0            32.7             39.7
                                                                      -----------     -----------      -----------

      Taxes on Income...........................................      $     163.1     $      52.1      $      92.3
                                                                      ===========     ===========      ===========

     The Company and the Internal Revenue Service ("IRS") Appeals Office have concluded a tentative settlement of all adjustments proposed through early 1997 to federal income tax returns filed for the years 1985 through 1987. However, the IRS has notified the Company that additional adjustments will be proposed for those years. The Company's federal income tax returns filed for the years 1988 through 1990 have been examined by the IRS and the Company has received notice of proposed adjustments to the returns for each of those years. The Company currently is contesting certain of these adjustments with the IRS Appeals Office. Examination of the Company's federal income tax returns for 1991, 1992 and 1993 is expected to begin in 1997. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the consolidated financial statements.

     Provisions for income taxes were different than the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (millions of dollars):

                                                                                 Year Ended December 31,
                                                                     --------------------------------------------
                                                                         1996             1995            1994
                                                                     -----------     -----------      -----------

      Tax expense by applying the U.S. federal income
         tax rate of 35%........................................      $     232.1     $     112.9      $     113.7
      Increases (reductions) in taxes resulting from:
         Tight sands gas credit.................................             (7.3)          (11.3)           (10.2)
         State income tax cost .................................              9.2             3.2              2.5
         Goodwill...............................................              6.4             6.4              6.4
         Exclusion for dividends and equity earnings............             (2.9)           (2.9)            (5.3)
         Full normalization.....................................             (1.7)            (.4)            (2.9)
         Research activities credit.............................            (11.8)              -                -
         Exclusion for foreign earnings.........................            (56.3)          (47.8)            (6.9)
         Depletion and depreciation.............................             (6.3)           (9.8)            (5.2)
         Other..................................................              1.7             1.8               .2
                                                                      -----------     -----------      -----------
      Taxes on income ..........................................      $     163.1     $      52.1      $      92.3
                                                                      ===========     ===========      ===========

     Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences and carryforwards are (millions of dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1996              1995
                                                                                     -----------      ------------

      Excess of book basis over tax basis of property, plant and equipment .....     $   1,412.1      $    1,501.4
      Pensions and benefit costs................................................            88.3              35.3
      Purchase gas and other recoverable costs..................................            28.7              38.0
      Other.....................................................................               -                .5
                                                                                     -----------      ------------
      Deferred tax liabilities..................................................         1,529.1           1,575.2
                                                                                     -----------      ------------
      Alternative minimum tax credit carryforward...............................          (136.7)           (186.8)
      Other.....................................................................            (7.7)             (9.2)
                                                                                     -----------      ------------
      Deferred tax assets.......................................................          (144.4)           (196.0)
                                                                                     -----------      ------------
      Deferred income taxes.....................................................     $   1,384.7      $    1,379.2
                                                                                     ===========      ============

     U.S. income taxes have been provided for earnings of foreign subsidiaries that are expected to be distributed to the U.S. parent company. Foreign subsidiaries' cumulative unremitted earnings of approximately $227.8 million are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided on those earnings.

Note 13.   Extraordinary Items

     Discontinuation of Regulatory Accounting. The interstate natural gas pipeline and certain storage subsidiaries of the Company are subject to the regulations and accounting procedures of the FERC, and have historically followed the reporting and accounting requirements of FAS 71. FAS 71 provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. As a result of FERC Order 636 (which unbundled pipeline services giving customers more options for transporting their gas), the effect of discounted rates, and new competitive developments on the horizon, the Company has concluded that the competitive environment for these subsidiaries is no longer consistent with the form of regulation contemplated by FAS 71. Accordingly, effective November 1, 1996, these subsidiaries have ceased to apply the provisions of FAS 71 to their transactions and balances, which accounting change has been implemented pursuant to the guidance contained in Statement of Financial

Accounting Standards No. 101, " Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71". The Company believes this accounting change will result in financial reporting which better reflects the results of operations in the economic environment in which these subsidiaries now operate.

     This accounting change has resulted in the elimination from the Consolidated Balance Sheet of the effects of actions of regulators, which effects have been recognized as regulatory assets and liabilities recorded pursuant to FAS 71, and the revaluation of certain other assets. The impact of these changes was a charge to earnings of $85.6 million, net of related income taxes of $50.0 million, and is shown as an extraordinary item in the Statement of Consolidated Operations. The charge to earnings was noncash and will have no direct effect on the subsidiaries' ability to include the underlying deferred items in their future rate proceedings or on their ability to collect the rates set thereby.

     Early Extinguishment of Debt. In June 1996, the Company retired $400.0 million of 11-3/4% Senior Debentures due in 2006. Payment of the redemption premium and the recognition of deferred costs related to the Senior Debentures resulted in an extraordinary loss of $12.0 million ($.11 per share), net of related income taxes of $6.5 million.

Note 14.   Litigation, Regulatory and Environmental Matters

     Litigation. A subsidiary of Coastal initiated a suit against TransAmerican Natural Gas Corporation ("TransAmerican") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993, TransAmerican filed a Third Party Complaint and a Counterclaim in this action against Coastal and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2.0 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied. The Court of Appeals for the Fourth Judicial District has denied TransAmerican's appeal in this case. TransAmerican subsequently filed a Writ of Error with the Texas Supreme Court, which was denied in December 1996. In January 1997, TransAmerican filed a motion for rehearing of its Writ of Error, which is pending before the Texas Supreme Court.

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial is pending. One June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit.

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline Company ("ANR Pipeline"), CIG and Coastal States Gas Transmission Company, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. The Company's subsidiaries, together with the other pipeline defendants, have filed a motion to dismiss.

     In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal vigorously denies these allegations and has filed responsive pleadings.

     Numerous other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

     Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Regulatory Matters. On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" (the "Policy") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each time the pipeline negotiates a rate for service which exceeds the recourse rate. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

     From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections . In April 1994, ANR Pipeline filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved ANR Pipeline's refund allocation methodology and ANR Pipeline, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of ANR Pipeline's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) and remanded to the FERC, for further consideration, certain limited aspects of the Order , such as the basis for its determination of the recovery by the pipelines of the full level of their prudently incurred transition costs. Several persons, including ANR Pipeline, have appealed the rate and other aspects of the FERC's orders approving ANR Pipeline's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court.

     ANR Pipeline filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted ANR Pipeline's filing to place the new rates into effect May 1, 1994, subject to further modifications. ANR Pipeline submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 Order. That Initial Decision, which accepted some but not all of ANR Pipeline's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline will file exceptions as to some of the negative findings in the Initial Decision.

     The FERC has also issued a series of orders in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, ANR Pipeline has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline has sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit.

     Claims  were filed in 1990 in the  United  States  District  Court in North
Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding ANR Pipeline's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). In February 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between ANR Pipeline and Dakota and terminates the transportation contract with the Plant. In August 1994, ANR Pipeline filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. In December 1996, the FERC issued an Opinion and Order Reversing Initial Decision in which it found that the pipelines, including ANR Pipeline, were prudent in entering into the Settlement Agreement. No appeals were taken of the FERC's decision and it has become final.

     On June 26, 1996, the FERC approved CIG's request for authority to transfer to its subsidiary, CIG Field Services Company ("CFS"), all of CIG's gathering facilities except for those in the Panhandle Field. The transferred facilities had a net book value of approximately $42 million. The June 26, 1996 order further confirmed that the facilities transferred to CFS would be considered non-jurisdictional. The FERC issued a related order on September 26, 1996, accepting CIG's filing under Section 4 of the Natural Gas Act of 1938, as amended, confirming that CIG no longer offered gathering services through the transferred facilities. The FERC orders accepting CIG's spin-down and related
Section 4 filings were not appealed and are now final.

     On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In the event that the case cannot be settled, a hearing before a FERC Administrative Law Judge is currently scheduled for late 1997.

     The FERC April 25, 1996 order also accepted tariff sheets filed by CIG to establish its rights to enter into negotiated rates consistent with the negotiated rate Policy. CIG's tariff sheets became effective May 1, 1996, and continue to be effective despite the fact that certain parties have sought judicial review of the FERC's actions with respect to CIG's negotiated rate provisions.

     CIG, ANR Pipeline, ANR Storage Company and Wyoming Interstate Company, Ltd., subsidiaries of the Company, are regulated by the FERC. Certain of the above regulatory matters and other regulatory issues remain unresolved among these companies, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

     Environmental Matters. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $37 million in 1996 on environmental capital projects and anticipates capital expenditures of approximately $42 million in 1997 in order to comply with such laws and regulations. The majority of the 1997 expenditures is attributable to construction projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1998 through 2000 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $333 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At 4 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as is proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $40,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

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

Note 15.   Quarterly Results of Operations (Unaudited)

     Results of operations by quarter for the years ended December 31, 1996 and 1995 were (millions of dollars except per share):

                                                                          Quarter Ended
                                           -----------------------------------------------------------------------
                                            March 31, 1996      June 30, 1996      Sept. 30, 1996    Dec. 31, 1996
                                            --------------      -------------      --------------    -------------

Operating revenues.........................     $  3,097.8       $   2,940.1         $  2,786.1        $ 3,342.9
Less purchases.............................        2,360.5           2,252.4            2,089.4          2,277.5
                                                ----------       -----------         ----------        ---------
                                                     737.3             687.7              696.7          1,065.4
Other income and expenses..................          654.8             621.6              638.1            772.4
                                                ----------       -----------         ----------        ---------
Earnings before extraordinary items........           82.5              66.1               58.6           293.0*
Extraordinary items........................              -            (12.0)                  -           (85.6)
                                                ----------       ----------          ----------        --------
Net earnings...............................     $     82.5       $      54.1         $     58.6        $   207.4
                                                ==========       ===========         ==========        =========
Earnings (Loss) Per Share:
   Before extraordinary items..............     $      .74       $       .58         $      .51        $   2.71*
   Extraordinary items.....................              -             (.11)                  -            (.81)
                                                ----------       ----------          ----------        --------
Net earnings per common and
   common equivalent share.................     $      .74       $       .47         $      .51        $    1.90
                                                ==========       ===========         ==========        =========

*  Amounts for 1996 include $177 million, or $1.66 per share, relating to the sale of the Utah coal mining operations.

                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
                                            March 31, 1995      June 30, 1995      Sept. 30, 1995    Dec. 31, 1995
                                            --------------      -------------      --------------    -------------

Operating revenues.........................     $  2,620.5       $   2,615.8         $  2,548.7        $ 2,672.6
Less purchases.............................        1,897.2           1,880.6            1,862.2          1,914.2
                                                ----------       -----------         ----------        ---------
                                                     723.3             735.2              686.5            758.4
Other income and expenses..................          665.7             678.0              642.3            647.0
                                                ----------       -----------         ----------        ---------
Net earnings...............................     $     57.6       $      57.2         $     44.2        $   111.4
                                                ==========       ===========         ==========        =========
Net earnings per common and
   common equivalent share.................     $      .51       $       .50         $      .38        $    1.01
                                                ==========       ===========         ==========        =========

Note 16.   Subsequent Events (Unaudited)

     On January 29, 1997, Coastal offered to purchase certain of its debt issues with a total principal amount outstanding of $1.2 billion. None of these issues were eligible for redemption and the purchase offer included payment of premiums. In February 1997, Coastal purchased and retired the following notes and debentures (millions of dollars):

                                                                Principal
                                                                  Amount
                                                                Purchased
                                                                ---------

     10-3/8% Senior Notes, due 2000.........................    $   128.7
     10% Senior Notes, due 2001.............................        215.9
     9-3/4 Senior Debentures, due 2003......................        197.7
     10-1/4% Senior Debentures, due 2004....................        162.3
     10-3/4% Senior Debentures, due 2010....................         93.4
                                                                ---------
                                                                $   798.0

     Coastal will incur an after-tax extraordinary charge in the first quarter of 1997 of approximately $90.0 million in connection with the repurchase of these debt securities.

     In February 1997, the Company issued $200.0 million of 6.7% senior debentures due in 2027 and $200.0 million of 7.42% senior debentures due in 2037. The net proceeds from the sale of the debentures were used to refinance a portion of the bank borrowings incurred in connection with the retirement of notes and debentures referred to above.

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


Estimated Quantities of Proved Reserves
                                                             Natural Gas           Exploration
                                                               Systems           and Production
                                                             -----------   -------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                             -----------   ---------      -----------    ---------

      Natural Gas (MMcf):

      1996 .................................................    267,927     757,117         431,488      1,456,532
      1995 .................................................    302,420     543,509         307,555      1,153,484
      1994 .................................................    334,597     479,660         144,157        958,414


      Oil, Condensate and Natural Gas Liquids (000 barrels):

      1996 .................................................        391      30,328          13,743         44,462
      1995 .................................................        126      30,400           5,764         36,290
      1994 .................................................         11      28,030           5,636         33,677

Changes in proved reserves since the end of 1993 are shown in the following table:

                                                                                         Oil, Condensate and
                                                           Natural Gas                   Natural Gas Liquids
                                                             (MMcf)                         (000 barrels)
                                                   ----------------------------    ----------------------------
                                                     Natural       Exploration       Natural       Exploration
                                                       Gas              and            Gas             and
Total Proved Reserves                                Systems        Production       Systems       Production
---------------------                              -----------    -------------    -----------    ------------
Total, end of 1993..............................     379,795          545,734               7          28,786
                                                    --------       ----------         -------       ---------

Production during 1994..........................     (46,288)         (79,485)             (1)         (4,466)
Extensions and discoveries......................           -          106,985               -           3,932
Acquisitions....................................           -           36,924               -           5,010
Sales of reserves in-place......................           -           (4,031)              -            (931)
Revisions of previous quantity estimates and
  other.........................................       1,090           17,690               5           1,335
                                                    --------       ----------         -------       ---------
Total, end of 1994 .............................     334,597          623,817              11          33,666
                                                    --------       ----------         -------       ---------

Production during 1995..........................     (41,638)         (85,415)            (16)         (4,829)
Extensions and discoveries......................           -          170,075               -           2,457
Acquisitions....................................           -          141,104             118             696
Sales of reserves in-place......................           -                -               -               -
Revisions of previous quantity estimates and
  other.........................................       9,461            1,483              13           4,174
                                                    --------       ----------         -------       ---------
Total, end of 1995 .............................     302,420          851,064             126          36,164
                                                    --------       ----------         -------       ---------

Production during 1996..........................     (39,405)        (129,149)            (23)         (5,062)
Extensions and discoveries......................         264          418,410             265           7,083
Acquisitions ...................................           -           56,729               -           5,239
Sales of reserves in-place......................           -          (30,412)              -          (1,076)
Revisions of previous quantity estimates and
  other.........................................       4,648           21,963              23           1,723
                                                    --------       ----------         -------       ---------
Total, end of 1996..............................     267,927        1,188,605             391          44,071
                                                    ========       ==========         =======       =========

     Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 153,276, 143,134 and 153,781 million cubic feet and storage liquids volumes are approximately 192,000, 138,000 and 172,000 barrels at December 31, 1996, 1995 and 1994, respectively. Total proved reserves include approximately 90,000, 90,000 and 27,000 MMcf equivalents associated with volumetric production payments sold by the Company for the years 1996, 1995 and 1994, respectively.

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

Capitalized Costs Relating to Exploration and Production Activities
(Millions of dollars)

                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1996        1995
                                                                                             --------    --------

Proved and Unproved Properties
------------------------------

Proved...................................................................................    $  1,488    $  1,332
Unproved.................................................................................         117          63
                                                                                             --------    --------
                                                                                                1,605       1,395
Accumulated depreciation, depletion and amortization.....................................        (627)       (604)
                                                                                             --------    --------
                                                                                             $    978    $    791
                                                                                             ========    ========

The Company follows the full-cost method of accounting for oil and gas properties.

     The following table summarizes the costs related to unevaluated properties and major development projects which are excluded from amounts subject to amortization at December 31, 1996. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within 3 years.

Costs Excluded from Amortization
(Millions of Dollars)

                                                                           Year Costs Incurred
                                                     --------------------------------------------------------------
                                                                                                          Prior to
                                                        Total        1996         1995         1994         1994
                                                     ---------    ---------     --------     --------     ---------

Property acquisition.............................    $      29    $      25     $      4     $      -     $       -
Exploration......................................           35           24           11            -             -
Development......................................            5            4            1            -             -
                                                     ---------    ---------     --------     --------     ---------
                                                     $      69    $      53     $     16     $      -     $       -
                                                     ---------    ---------     --------     --------     ---------

Costs Incurred in Oil and Gas Acquisition, Exploration and Development
Activities
(Millions of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

Property acquisition costs:
      Proved.................................................................    $     42    $     65    $     20
      Unproved...............................................................          27          16           5
Exploration costs............................................................          48          33          29
Development costs............................................................         255         112          91


Results of Operations for Exploration and Production Activities
(Millions of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

Revenues:
   Sales.....................................................................    $    113    $    112    $    115
   Transfers.................................................................         282         112         118
                                                                                 --------    --------    --------
      Total..................................................................         395         224         233
                                                                                 --------    --------    --------

Production costs.............................................................         (81)        (85)        (71)
Operating expenses...........................................................         (24)        (27)        (29)
Depreciation, depletion and amortization.....................................        (155)       (103)       (104)
                                                                                 --------    --------    --------
                                                                                      135           9          29

Income tax (expense) benefit.................................................         (40)          5           1
                                                                                 --------    --------    --------

Results of operations for producing activities (excluding corporate
   overhead and interest costs)..............................................    $     95    $     14    $     30
                                                                                 ========    ========    ========

     The average domestic amortization rate per equivalent Mcf was $0.88 in 1996, $0.89 in 1995 and $0.96 in 1994. Depreciation, depletion and amortization includes provisions for the impairment of international projects of $14.6 million in 1996, $0.8 million in 1995 and $1.1 million in 1994.

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

     The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by recent declines in both natural gas and crude oil prices, may be subject to material future revisions (millions of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1996                         1995                        1994
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 Systems     Production      Systems     Production       Systems     Production
                               ----------    -----------    ---------    -----------     ---------    -----------

Future cash inflows..........  $       430   $     5,384   $       286   $     2,281   $       235   $     1,617
Future production and development
 costs.......................          (85)       (1,432)          (82)         (964)          (65)         (717)
Future income tax expenses...         (117)       (1,141)          (68)         (294)          (58)         (176)
                               -----------   -----------   -----------   -----------   -----------   -----------
Future net cash flows........          228         2,811           136         1,023           112           724
10% annual discount for estimated
 timing of cash flows........          (88)         (851)          (61)         (304)          (44)         (196)
                               -----------   -----------   ------------  -----------   -----------   ------------
Standardized measure of discounted
 future net cash flows.......  $       140   $     1,960   $        75   $       719   $        68   $       528
                               ===========   ===========   ===========   ===========   ===========   ===========

Future cash inflows include $245 million for 1996, $111 million for 1995 and $29 million for 1994 related to volumes dedicated to volumetric production payments sold by the Company.

Principal sources of change in the standardized measure of discounted future net cash flows during each year are (millions of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1996                         1995                        1994
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 Systems     Production      Systems     Production       Systems     Production
                               -----------   -----------   -----------   -----------    -----------   -----------

Sales and transfers, net of
 production costs............  $       (45)  $      (304)  $       (31)  $      (136)  $       (39)  $      (148)
Net changes in prices and
 production costs............           95           874            46            88           (15)         (183)
Extensions and discoveries...            4           941             -           187             -           119
Acquisitions.................            -           188             1           109             -            43
Sales of reserves in-place...            -           (27)            -             -             -            (4)
Development costs incurred
 during the period that
 reduced estimated future
 development costs...........            -            36             -            21             -            24
Revisions of previous quantity
 estimates, timing and other.           39            26           (15)          (70)            1            23
Accretion of discount........            7            57             7            49            11            55
Net change in income taxes...          (35)         (550)           (1)          (57)           15            37
                               -----------   -----------   -----------   -----------   -----------   -----------
Net change...................  $        65   $     1,241   $         7   $       191   $       (27)  $       (34)
                               ===========   ===========   ===========   ===========   ===========   ===========

None of the amounts include any value for natural gas systems storage gas and liquids volumes, which was approximately 39 Bcf for CIG, 114 Bcf for ANR Pipeline and 192,000 barrels of liquids for CIG at the end of 1996.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                          ------------------------
                                                                                            1996           1995
                                                                                          ---------      ---------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................................................    $    15.6      $     3.3
   Receivables.......................................................................         32.6           56.2
   Receivables from subsidiaries.....................................................      1,553.9        1,745.1
   Prepaid expenses and other........................................................          5.7            1.5
                                                                                         ---------      ---------
      Total Current Assets...........................................................      1,607.8        1,806.1
                                                                                         ---------      ---------

PROPERTY, PLANT AND EQUIPMENT - at cost, net.........................................           .9            1.1
                                                                                         ---------      ---------

INVESTMENTS IN SUBSIDIARIES AND OTHER ASSETS:
   Investment in subsidiaries at cost plus equity in undistributed earnings since
      acquisition....................................................................      3,625.6        3,294.9
   Due from subsidiaries.............................................................        324.8          541.6
   Deferred federal income taxes.....................................................         18.2          110.0
   Other assets......................................................................        275.3          253.5
                                                                                         ---------      ---------
                                                                                           4,243.9        4,200.0
                                                                                         ---------      ---------

                                                                                         $ 5,852.6      $ 6,007.2
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1996           1995
                                                                                         ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable.....................................................................    $   105.0      $    73.2
   Accounts payable and accrued expenses.............................................         57.7          133.9
   Payable to subsidiaries...........................................................        756.5          260.8
   Current maturities on long-term debt..............................................            -          121.5
                                                                                         ---------      ---------
      Total Current Liabilities......................................................        919.2          589.4
                                                                                         ---------      ---------

DEBT:
   Long-term debt....................................................................      1,896.6        2,610.9
                                                                                         ---------      ---------

DEFERRED CREDITS AND OTHER...........................................................           .3          128.1
                                                                                         ---------      ---------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY..........................................      3,036.5        2,678.8
                                                                                         ---------      ---------

                                                                                         $ 5,852.6      $ 6,007.2
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF OPERATIONS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1996           1995           1994
                                                                          ---------      ---------      ---------

OPERATING REVENUES.....................................................   $       -      $       -      $      .2

OPERATING COSTS AND EXPENSES...........................................           -              -              -
                                                                          ---------      ---------      ---------

OPERATING PROFIT.......................................................           -              -             .2
                                                                          ---------      ---------      ---------

OTHER INCOME:
   Equity in net earnings of subsidiaries..............................       465.5          384.2          334.8
   Interest income from subsidiaries - net.............................       119.2          152.7          125.3
   Other income - net..................................................        28.3           17.1           14.0
                                                                          ---------      ---------      ---------
                                                                              613.0          554.0          474.1
                                                                          ---------      ---------      ---------

OTHER EXPENSES (BENEFITS):
   General and administrative..........................................         6.6           10.4           10.1
   Interest and debt expense...........................................       245.4          305.8          306.9
   Taxes on income.....................................................       (53.6)         (32.6)         (75.3)
                                                                          ---------      ---------      ---------
                                                                              198.4          283.6          241.7
                                                                          ---------      ---------      ---------

EARNINGS BEFORE EXTRAORDINARY ITEM.....................................       414.6          270.4          232.6
                                                                          ---------      ---------      ---------

EXTRAORDINARY ITEM, NET OF INCOME TAXES:
   Loss on early extinguishment of debt................................       (12.0)             -              -
                                                                          ---------      ---------      ---------

NET EARNINGS...........................................................   $   402.6      $   270.4      $   232.6
                                                                          =========      =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1996           1995           1994
                                                                          ---------      ---------      ---------

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..................................   $   414.6      $   270.4      $   232.6
   Items not requiring (providing) cash:
      Depreciation, depletion and amortization.........................          .1             .1             .3
      Deferred income taxes............................................        44.8          (22.0)          14.1
      Undistributed subsidiary earnings................................      (340.9)        (260.9)        (266.9)
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables...................................................        30.1          (29.5)          (9.2)
         Prepaid expenses and other....................................         (.3)           1.2           (1.3)
         Accounts payable and accrued expenses.........................       (76.2)          25.7           46.7
         Other.........................................................       (24.2)         (11.1)         (54.2)
                                                                          ---------      ---------      ---------
                                                                               48.0          (26.1)         (37.9)
                                                                          ---------      ---------      ---------

Cash Flow from Investing Activities:
   Purchases of property, plant and equipment..........................         (.1)           (.1)           (.1)
   Proceeds from sale of property, plant and equipment ................           -              -            4.9
   Net change in accounts with subsidiaries............................       903.8           12.4          260.8
   Investments in subsidiaries.........................................       (77.2)             -              -
   Proceeds from investments...........................................           -           19.3              -
                                                                          ---------      ---------      ---------
                                                                              826.5           31.6          265.6
                                                                          ---------      ---------      ---------

Cash Flow from Financing Activities:
   Increase (decrease) in short-term notes.............................      (268.2)         322.7         (203.0)
   Proceeds from issuing common stock..................................        14.7           10.5            5.4
   Proceeds from long-term debt issues.................................           -          218.5              -
   Payments to retire long-term debt...................................      (549.1)        (500.6)         (79.4)
   Dividends paid......................................................       (59.6)         (59.3)         (59.3)
                                                                          ---------      ----------     ---------
                                                                             (862.2)          (8.2)        (336.3)
                                                                          ---------      ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents...................        12.3           (2.7)        (108.6)

Cash and Cash Equivalents at Beginning of Year.........................         3.3            6.0          114.6
                                                                          ---------      ---------      ---------

Cash and Cash Equivalents at End of Year...............................   $    15.6      $     3.3      $     6.0
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

     Statement of Cash Flows -- For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest and financing fees of $279.0 million, $333.5 million and $340.6 million in 1996, 1995 and 1994, respectively. Cash payments (refunds - primarily from subsidiaries) for income taxes amounted to $(41.9) million, $(44.5) million and $(62.2) million for 1996, 1995 and 1994, respectively.

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

Note 3.    Debt and Guarantees

     Information on the debt of the Company is disclosed in Note 4 of the Notes to Consolidated Financial Statements included herein. The Company has guaranteed certain long-term debt of its subsidiaries and certain other obligations arising in the ordinary course of business. Approximately $81.8 million of guaranteed long-term debt of subsidiaries was outstanding at December 31, 1996, including current maturities. The Company and certain of its subsidiaries have entered into interest rate swaps with major banking institutions. The Company is exposed to loss if one or more counterparties default. In addition, the Company or certain of its subsidiaries are guarantors on certain bank loans of corporations, joint ventures and partnerships in which the Company or certain subsidiaries have equity interests. Information on the guarantees and swaps is disclosed in Notes 4 and 7, respectively, of the Notes to Consolidated Financial Statements.

     The aggregate amounts of long-term debt maturities of Coastal for the five years following 1996 are (millions of dollars):

     1997.................   $     -             2000...........  $  250.0
     1998.................         -             2001...........     300.0
     1999.................     150.1

Note 4. Dividends Received

     Cash dividends  received from  consolidated  subsidiaries  were as follows:
1996 - $124.6 million, 1995 - $123.3 million and 1994 - $67.9 million.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)


                                                                       Additions
                                                     Balance at       Charged to                         Balance
                                                      Beginning        Costs and                         at End
      Description                                      of Year         Expenses         Other            of Year
----------------------------------------------------------------------------------------------------------------


Year Ended December 31, 1996

Allowance for doubtful accounts....................    $21.4             $ 6.0        $(4.0)(A)          $  23.4
                                                       =====             =====        =====              =======


Year Ended December 31, 1995

Allowance for doubtful accounts....................    $19.0             $ 4.9        $(2.5)(A)          $  21.4
                                                       =====             =====        =====              =======


Year Ended December 31, 1994

Allowance for doubtful accounts....................    $16.1             $ 6.2        $(3.3)(A)          $  19.0
                                                       =====             =====        =====              =======




--------
(A) Accounts charged off net of recoveries.

                                  EXHIBIT INDEX


Exhibit
Number                                  Document
--------   --------------------------------------------------------------------

 3.1+ Restated Certificate of Incorporation of Coastal, as restated on March 22, 1994. (Filed as Module TCC- Artl-Incorp on March 28, 1994).

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

                                  EXHIBIT INDEX


Exhibit
Number                                 Document
-------    --------------------------------------------------------------------

10.14+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Fourth Amendment dated May 20, 1994, Fifth Amendment dated August 17, 1994, Sixth Amendment dated August 30, 1994, Seventh Amendment dated October 30, 1995, Eighth Amendment dated December 29, 1995 and Ninth
           Amendment dated December 29, 1995 (Exhibit 10.14 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31,
           1995).

10.15+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Tenth Amendment dated March 25, 1996 (Exhibit 10.15 to Coastal's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

10.16+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Twelfth Amendment dated August 29, 1996 and the Thirteenth Amendment dated September 16, 1996 (Exhibit 10.16 to Coastal's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

10.17* Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Eleventh Amendment dated December 6, 1996.

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