Form 10-Q
period 1997-03-31
COASTAL CORP
filed 1997-05-14
CIK 21267

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     As of April 30, 1997, there were outstanding 105,474,466 shares of Common Stock, 33-1/3 cents par value per share, and 376,150 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements.

      The financial statements of The Coastal Corporation and its subsidiaries (the "Company") are presented herein and are unaudited, except for balances as of December 31, 1996, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales of natural gas and petroleum products.


                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                                     ASSETS                                         1997                1996
                                                                                  -----------       ------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $     109.5        $     106.3
   Receivables, less allowance for doubtful accounts of $14.7 million
      (1997) and $23.4 million (1996)......................................           1,803.0            1,801.0
   Inventories.............................................................             739.2            1,143.9
   Prepaid expenses and other..............................................             137.8              145.2
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,789.5            3,196.4
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,726.2            5,691.5
   Refining, crude oil and chemical facilities.............................           2,238.7            2,213.9
   Gas and oil properties - at full-cost...................................           1,723.5            1,669.4
   Other...................................................................             392.5              386.7
                                                                                  -----------        -----------
                                                                                     10,080.9            9,961.5
   Accumulated depreciation, depletion and amortization....................           3,413.5            3,306.6
                                                                                  -----------        -----------
                                                                                      6,667.4            6,654.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             504.1              508.9
   Investments - equity method.............................................             634.8              589.1
   Other...................................................................             690.2              663.8
                                                                                  -----------        -----------
                                                                                      1,829.1            1,761.8
                                                                                  -----------        -----------
                                                                                  $  11,286.0        $  11,613.1
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                           1997               1996
                                                                                  -----------       ------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $      255.0       $      105.0
   Accounts payable........................................................            2,154.6            2,425.9
   Accrued expenses........................................................              315.0              408.3
   Current maturities on long-term debt....................................               21.2                8.0
                                                                                  ------------       ------------
      Total Current Liabilities............................................            2,745.8            2,947.2
                                                                                  ------------       ------------

Debt:
   Long-term debt, excluding current maturities............................            3,434.2            3,526.1
                                                                                  ------------       ------------

Deferred Credits and Other:
   Deferred income taxes...................................................            1,380.8            1,404.8
   Other deferred credits..................................................              591.6              598.5
                                                                                  ------------       ------------
                                                                                       1,972.4            2,003.3
                                                                                  ------------       ------------

Preferred Stock:
   Issued by subsidiaries..................................................              100.0              100.0
                                                                                  ------------       ------------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $208.8 million)...................................................                2.6                2.6
   Class A common stock....................................................                 .1                 .1
   Common stock............................................................               36.6               36.6
   Additional paid-in capital..............................................            1,241.0            1,239.6
   Retained earnings.......................................................            1,885.8            1,890.1
                                                                                  ------------       ------------
                                                                                       3,166.1            3,169.0
   Less common stock in treasury - at cost.................................              132.5              132.5
                                                                                  ------------       ------------
                                                                                       3,033.6            3,036.5
                                                                                  ------------       ------------
                                                                                  $   11,286.0       $   11,613.1
                                                                                  ============       ============


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            --------     --------
                                                                                                  (Unaudited)

Operating Revenues......................................................................    $ 3,205.8   $ 3,097.8
                                                                                            ---------   ---------

Operating Costs and Expenses:
   Purchases............................................................................      2,465.4     2,360.5
   Operating expenses...................................................................        404.5       438.4
   Depreciation, depletion and amortization.............................................        115.9       100.3
                                                                                            ---------   ---------
                                                                                              2,985.8     2,899.2
                                                                                            ---------   ---------

Operating Profit........................................................................        220.0       198.6
                                                                                            ---------   ---------

Other Income - net......................................................................         24.6        18.1
                                                                                            ---------   ---------

Other Expenses:
   General and administrative...........................................................         15.0        14.5
   Interest and debt expense, less $2.4 million (1997)
      and $1.5 million (1996) capitalized...............................................         79.2        95.6
   Taxes on income......................................................................         49.2        24.1
                                                                                            ---------   ---------
                                                                                                143.4       134.2
                                                                                            ---------   ---------

Earnings Before Extraordinary Item......................................................        101.2        82.5
Extraordinary item - loss on early extinguishment of debt...............................        (90.6)          -
                                                                                            ---------   ---------

Net Earnings............................................................................         10.6        82.5
Dividends on Preferred Stock............................................................          4.3         4.3
                                                                                            ---------   ---------

Net Earnings Available
   to Common Stockholders...............................................................    $     6.3   $    78.2
                                                                                            =========   =========

Earnings Per Share:
   Before extraordinary item............................................................    $     .91   $     .74
   Extraordinary item...................................................................         (.85)          -
                                                                                            ---------   ---------

Net Earnings Per Common
   and Common Equivalent Share..........................................................    $     .06   $     .74
                                                                                            =========   =========

Cash Dividends Per Common Share.........................................................    $     .10   $     .10
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)


                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     1997                          1996
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             60   $        -               61   $        -
           Converted to common.........................             (1)           -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             59            -               61            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             74            -               79           .1
           Converted to common.........................             (2)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             72            -               77           .1
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             32            -               33            -
           Converted to common.........................              -            -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             32            -               33            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance................          8,000          2.6            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3 cents per share,
  authorized 2,700,000 shares:
      Beginning balance................................            382           .1              404           .1
      Converted to common..............................             (2)           -               (5)           -
      Conversion of preferred stock and
         exercise of stock options.....................              -            -                1            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            380           .1              400           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3 cents per share,
  authorized 250,000,000 shares:
      Beginning balance................................        109,756         36.6          109,168         36.4
      Conversion of preferred stock....................              8            -               12            -
      Conversion of Class A common stock...............              2            -                5            -
      Exercise of stock options........................             95            -              188           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        109,861   $     36.6          109,373   $     36.5
                                                           ===========   ----------      ===========   ----------


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     1997                          1996
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,239.6                    $  1,225.0
   Exercise of stock options...........................                         1.4                           3.5
                                                                         ----------                    ----------
   Ending balance......................................                     1,241.0                       1,228.5
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     1,890.1                       1,547.1
   Net earnings for period.............................                        10.6                          82.5
   Dividends on preferred stock........................                        (4.3)                         (4.3)
   Dividends on common stock...........................                       (10.6)                        (10.6)
                                                                         ----------                    ----------
   Ending balance......................................                     1,885.8                       1,614.7
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,395        132.5            4,395        132.5
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,033.6                    $  2,750.0
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   -------------------------
                                                                                     1997             1996
                                                                                   --------         --------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   101.2        $   82.5
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        116.8           101.3
      Deferred income taxes....................................................          4.6             5.4
      Amortization of producer contract reformation costs......................            -             8.2
      Distributed (undistributed) earnings from equity investments.............         (8.1)           17.4

   Working capital and other  changes,  excluding  changes  relating to cash and non-operating activities:
         Accounts receivable...................................................           .1          (181.1)
         Inventories...........................................................        371.8           (74.9)
         Prepaid expenses and other............................................          5.7            10.8
         Accounts payable......................................................       (243.0)          159.3
         Accrued expenses......................................................        (50.9)           19.6
         Other.................................................................         14.1            14.7
                                                                                   ---------        --------
                                                                                       312.3           163.2
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (142.7)         (145.9)
   Proceeds from sale of property, plant and equipment.........................          2.7             1.2
   Additions to investments....................................................        (92.2)          (17.6)
   Proceeds from investments...................................................          4.4               -
   Recovery of gas supply prepayments..........................................            -              .1
                                                                                   ---------        --------
                                                                                      (227.8)         (162.2)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................        400.0          (197.0)
   Redemption of mandatory redemption preferred stock..........................            -             (.1)
   Proceeds from issuing common stock..........................................          1.4             3.6
   Proceeds from long-term debt issues.........................................        527.7           271.5
   Payments to retire long-term debt...........................................       (995.5)          (71.7)
   Dividends paid..............................................................        (14.9)          (14.9)
                                                                                   ---------        --------
                                                                                       (81.3)           (8.6)
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................          3.2            (7.6)

Cash and Cash Equivalents at Beginning of Period...............................        106.3            58.4
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $   109.5        $   50.8
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

     The interstate natural gas pipeline and certain storage subsidiaries are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). The Company's subsidiaries historically followed the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, " Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, these subsidiaries discontinued application of FAS 71. This accounting change has no direct effect on either the subsidiaries' ability to include the deferred items in future rate proceedings or on their ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which these subsidiaries operate.

     The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The application of the new standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     The Company adopted Statement of Position 96-1 on Environmental Remediation Liabilities in 1997. The application of the new statement is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") to be effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face on the income statement for all entities with complex capital structures. The Company has computed basic and diluted earnings per share for the three month periods ended March 31, 1997 and 1996, respectively, following the guidance in FAS 128. The results are not materially different from the amounts presented in the Statement of Consolidated Operations.

     The FASB has issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS 129") to be effective for periods ending after December 15, 1997. FAS 129 establishes standards for disclosing information about an entity's capital structure. The Company does not believe that the application of the new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: the Company made cash payments for interest and financing fees, net of amounts capitalized, of $80.6 million and $62.7 million for the three months ended March 31, 1997 and 1996, respectively. Cash payments for income taxes amounted to $36.6 million and $1.7 million for the three months ended March 31, 1997 and 1996, respectively.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                  March 31,         December 31,
                                                                                    1997                1996
                                                                                 -----------        ------------
                                                                                 (Unaudited)

   Refined products, crude oil and chemicals...............................      $     572.9         $    920.3
   Natural gas in underground storage......................................             22.4               77.7
   Coal, materials and supplies............................................            143.9              145.9
                                                                                 -----------         ----------
                                                                                 $     739.2         $  1,143.9
                                                                                 ===========         ==========

     Elements included in inventory cost are material, labor and manufacturing expense. Natural gas in underground storage at December 31, 1996 included $26.3 million which was transferred to Property, Plant and Equipment for regulatory and accounting purposes.

3. Notes Payable

     At March 31, 1997, the Company had $505.0 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at March 31, 1997, reflect $250.0 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was no such reclassification as of December 31, 1996.

4. Common Stock

     On March 31, 1997, 3,043,255 shares of Common Stock of the Company were reserved for employee stock option plans, 702,071 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 379,882 shares were reserved for conversion of outstanding Class A Common Stock and 21,715 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 19,435 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

     During the quarter ended March 31, 1997, the Company granted options to purchase common shares under stock option plans as follows - 759,300 options with an exercise price of $47.06 and 4,750 options with an exercise price of $47.69. The exercise prices are equal to the market price of the common shares at grant date.

5. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            --------     --------
                                                                                                  (Unaudited)

   Current Income Taxes:
      Federal...........................................................................    $    38.0    $   14.6
      Foreign...........................................................................          1.5          .6
      State.............................................................................          5.1         3.5
                                                                                            ---------    --------
                                                                                                 44.6        18.7
                                                                                            ---------    --------

   Deferred Income Taxes:
      Federal...........................................................................          4.5         6.0
      Foreign...........................................................................           .9          .5
      State.............................................................................          (.8)       (1.1)
                                                                                            ---------    --------
                                                                                                  4.6         5.4
                                                                                            ---------    --------

                                                                                            $    49.2    $   24.1
                                                                                            =========    ========

     Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

6. Extraordinary Item

     In February 1997, the Company purchased and retired $798.0 million of notes and debentures with interest rates ranging from 9-3/4% to 10-3/4%. None of the issues were eligible for redemption and the purchase included payment of a premium. The Company incurred an extraordinary charge of $90.6 million ($.85 per share), net of income taxes of $48.7 million, in connection with the repurchase of these debt securities.

7. Litigation, Regulatory and Environmental Matters

   Litigation Matters

     A subsidiary of Coastal initiated a suit against TransAmerican Natural Gas Corporation ("TransAmerican") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993, TransAmerican filed a Third Party Complaint and a Counterclaim in this action against Coastal and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied. The Court of Appeals for the Fourth Judicial District has denied TransAmerican's appeal in this case. TransAmerican subsequently filed a Writ of Error with the Texas Supreme Court, which was denied in December 1996. In January 1997, TransAmerican's Motion for Rehearing of its Writ of Error was filed and subsequently denied. On March 24, 1997, the Texas Supreme Court issued its Mandate and payment of the judgment against TransAmerican in the approximate amount of $2 million, which amount is expected to be paid in late May of 1997.

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

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline Company ("ANR Pipeline"), CIG and Coastal States Gas Transmission Company, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. The Company's subsidiaries, together with the other pipeline defendants, filed a motion to dismiss. On March 27, 1997, the Court granted the motion and dismissed, without prejudice, the claims against the Company's subsidiaries and most of the other pipeline defendants.

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

     Regulatory Matters

     From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, ANR
Pipeline filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved ANR Pipeline's refund allocation methodology and ANR Pipeline, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of ANR Pipeline's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC. In March 1997, an Initial Decision was issued, which adopted most of ANR Pipeline's positions, but which will not take effect until the FERC has reviewed the exceptions that have been filed.

     ANR Pipeline filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted ANR Pipeline's filing to place the new rates into effect May 1, 1994, subject to further modifications. ANR Pipeline submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of ANR Pipeline's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision.

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

     In May 1997, certain of ANR Pipeline's customers filed a motion with the FERC for immediate refund of approximately $77 million, which the customers claim ANR Pipeline is holding in escrow. The refund claim is related to ANR Pipeline's settlement with Dakota Gasification Company, which was recently approved by the FERC. ANR Pipeline believes that the customers' claim is grossly overstated and will respond to the FERC, identifying the amounts which ANR Pipeline is currently holding in escrow for refund to its customers.

     On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow CIG to enter into "negotiated" rates (rates which could exceed CIG's "cost-based" rates) in certain circumstances subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. While certain parties have sought judicial review of the acceptance of the "negotiated rate" tariff provisions, those provisions are currently in effect although CIG has so far not entered into any "negotiated rate" agreements under these provisions. With respect to the rate change and the transportation service realignment, a hearing is schedule for August 1997 in the event that the case cannot be settled.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In its order responding to the remand (Order 636-C, issued February 27, 1997) the FERC: (1) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file a proposal for the level of costs to be allocated to interruptible transportation customers; and (2) reduced from 20-years to 5-years, the term "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. ANR Pipeline and CIG have sought rehearing and clarification of these holdings as they relate to past and future periods.

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

     Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company anticipates capital expenditures of approximately $42 million in 1997 in order to comply with such laws and regulations. The majority of the 1997 expenditures is attributable to construction projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1998 through 2000 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     By letter dated April 8, 1997, the United States Department of Justice (the "Department") notified ANR Coal Company, LLC ("ANR Coal"), a subsidiary of Coastal, that the EPA has requested the Department to bring an action against ANR Coal for alleged violations of the Clean Water Act resulting from discharges from a mine in which ANR Coal had a leasehold interest in the minerals. The letter offers to settle the matter prior to litigation for $900,000 and agreement to implement certain injunctive relief which includes the necessary improvements to the existing water treatment system. ANR Coal does not believe that it has any responsibility for these discharges, but is currently reviewing the matter. The Company believes that this threatened action, if an action is brought and the allegations substantiated, could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

     In October 1996, the New Jersey Department of Environmental Protection issued an administrative order and notice of civil administrative penalty assessment (the "Order") to Coastal Eagle Point Oil Company ("CEPOC"), a subsidiary of Coastal. The Order alleged that sulphur dioxide emissions from the sulfur recovery unit ("SRU") and carbon monoxide emissions from the marine thermal oxidizer at CEPOC's New Jersey refinery exceeded permit limits during the last quarter of 1995 and first quarter of 1996. CEPOC and the State of New Jersey have verbally reached a settlement agreement of $301,200 for the violations alleged in the Order and for the emission exceedances incurred at the SRU during the remainder of 1996. CEPOC is awaiting issuance of the final consent Order from the state.

     In April 1996, Coastal Oil & Gas Corporation ("COG"), a subsidiary of Coastal, received a letter from the EPA Region VIII notifying it that the EPA believes that COG's facility located in Patrick Draw, Wyoming is in violation of certain PCB regulations promulgated pursuant to the Toxic Substances Control Act. The EPA has offered COG an opportunity to resolve this matter without litigation. The Company is currently having discussions with the EPA regarding resolution of the matter. If the EPA were to initiate an action, the Company believes that the EPA could seek penalties which, although not material, could exceed $100,000.

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

                                                                                   Twelve Months Ended
                                                                           ------------------------------
                                                                             March 31,     December 31,
                                                                                1997           1996
                                                                           --------------  --------------
                                                                             (Unaudited)

      Net return on average common stockholders' equity..............           11.7%             14.8%
      Cash flow from operating activities to long-term debt..........           20.7%             15.9%
      Total debt to total capitalization.............................           54.2%             53.7%
      Times interest earned (before tax).............................            2.5               2.5

     The decrease in the net return on average common stockholders' equity can be attributed to the extraordinary charge in the 1997 first quarter. The cash flows from operating activities to long-term debt ratio increased primarily due to changes in working capital.

     In February 1997, the Company purchased and retired $798 million of notes and debentures with interest rates ranging from 9-3/4% to 10-3/4%. None of the issues were eligible for redemption and the purchase included payment of a premium. The Company incurred an after-tax extraordinary charge in the first quarter of 1997 of $90.6 million ($.85 per share), net of income taxes of $48.7 million, in connection with the repurchase of these debt securities.

     Also in February 1997, the Company issued $200.0 million of 6.70% senior debentures due in 2027 and $200.0 million of 7.42% senior debentures due in 2037. The net proceeds from the sale of the debentures were used to refinance a portion of the bank borrowings incurred in connection with the retirement of the debt securities referred to above. The 6.70% senior debentures are not redeemable at the option of the Company prior to maturity; but each holder of such senior debentures has the right to require the Company to redeem such debentures, in whole or in part, on February 15, 2007, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The 7.42% senior debentures are not redeemable prior to maturity.

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

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at March 31, 1997 were as follows (millions of dollars):

         Short-term......................................  $   748.3
         Long-term*......................................      582.9
                                                           ---------

                                                           $ 1,331.2
                                                           =========

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

     The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") to be effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face on the income statement for all entities with complex capital structures. The Company has computed basic and diluted earnings per share for the three month periods ended March 31, 1997 and 1996, respectively, following the guidance in FAS 128. The results are not materially different from the amounts presented in the Statement of Consolidated Operations.

     The FASB has issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS 129") to be effective for periods ending after December 15, 1997. FAS 129 establishes standards for disclosing information about an entity's capital structure. The Company does not believe that the application of the new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

                              Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 1997 in comparison to the same period in 1996 is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                               1997        1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Natural gas.......................................................................    $ 1,231.1   $ 1,003.4
      Refining, marketing and chemicals.................................................      1,854.0     1,956.9
      Exploration and production........................................................        167.3        87.7
      Coal..............................................................................         54.3       107.3
      Power.............................................................................         26.0        20.2
      Other.............................................................................          8.0         8.0
      Adjustments and eliminations......................................................       (134.9)      (85.7)
                                                                                            ---------   ---------

                                                                                            $ 3,205.8   $ 3,097.8
                                                                                            =========   =========

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Natural gas.......................................................................    $   185.5   $   126.1
      Refining, marketing and chemicals.................................................        (50.8)       34.8
      Exploration and production........................................................         66.1        14.1
      Coal .............................................................................         12.5        18.4
      Power.............................................................................          4.1         2.4
      Other.............................................................................          2.6         2.8
                                                                                            ---------   ---------
                                                                                            $   220.0   $   198.6
                                                                                            =========   =========

     Natural Gas. The increase in operating revenues of $227.7 million can be attributed to increased prices for the gas marketing companies and a $42.0 million gain recognized in connection with the merger of the Company's unregulated gas marketing operations with similar operations of Westcoast Energy Inc., offset by reduced sales volumes for the gas marketing companies.
Transportation, storage and gathering revenues for the regulated operations increased slightly from the prior period.

     Purchases increased by $177.8 million in the 1997 period due to increased prices offset by reduced volumes, primarily for the gas marketing companies. Gross profit increased by $49.9 million from the 1996 first quarter.

     Operating profit increased by $59.4 million as a result of the $42.0 million gain discussed above; increased gross profit of $13.1 million associated with ANR Pipeline's remaining gas purchase contracts; higher transportation, storage and gathering revenues of $6.4 million; reduced operating expenses of $11.5 million and other increases of $.5 million, being partially offset by reduced gross margins of $14.1 million. The reduced operating expenses are due to decreases for gas and gas liquids handling costs, gas purchase deferrals, and gas used in operations.

     Refining, Marketing and Chemicals. Operating revenues decreased by $102.9 million in the 1997 first quarter due to lower volumes partially offset by higher prices. Purchases for the segment decreased by $24.0 million, also a result of lower volumes and higher prices, resulting in a gross profit decrease of $78.9 million.

     The operating profit decrease of $85.6 million results from decreased margins of $42.7 million; lower volumes of $29.0 million; decreased gross profit from the sale, trading and exchanging of third-party products of $5.0 million; increased operating expenses of $4.6 million and other decreases of $4.3 million. Included in the operating loss for the first quarter of 1997 is an inventory loss of $60.0 million which resulted from the falling product and crude oil prices. The milder winter weather in the northeastern United States and an ongoing refocusing of the Company's marketing assets to eliminate marginal activities and more directly support the Company's core refining assets contributed to the volume decrease.

     Exploration and Production. The increase in operating revenues of $79.6 million resulted from increased prices and volumes. The higher volumes reflect the continued growth of the Company's drilling program. Operating profit increased by $52.0 million as increased prices of $42.4 million and increased volumes of $39.4 million were partially offset by increases for operating expenses of $11.6 million; depreciation, depletion and amortization of $17.1 million and other of $1.1 million. The higher operating expenses result from increases for processing plant operations, additional offshore activity and production taxes. The depreciation, depletion and amortization increase is a result of increased production volumes.

     Coal. Operating revenues from the coal segment decreased by $53.0 million in the 1997 first quarter due primarily to the sale of the Company's Utah coal operations in December 1996. Operating profit decreased by $5.9 million as reductions due to the sale of the Utah coal operations of $13.3 million, lower prices for the mines in the eastern United States of $1.1 million and other decreases of $2.4 million were partially offset by the favorable resolution of a contingency in the first quarter of 1997 for $9.0 million and higher volumes of $1.9 million. The other decrease results primarily from nonrecurring income from the sale of coke from the Company's Aruba refinery.

     Power. The operating revenue increase of $5.8 million and operating profit increase of $1.7 million are primarily a result of the El Salvador operations. Most of the plants in which the Power segment has investments are partially-owned, thus the equity earnings from those plants are classified as other income-net rather than operating profit. Equity income from the partially-owned plants amounted to $10.4 million for the first quarter of 1997, compared with $7.5 million for the same period last year.

     Other Income-Net. Other income-net increased by $6.5 million in the 1997 first quarter due to increased equity income from investments.

     Interest and Debt Expense. Interest and debt expense decreased by $16.4 million due to reduced rates on variable rate debt and lower debt levels.

     Taxes on Income. Federal income taxes increased by $21.9 million in the 1997 period as a result of increased earnings before taxes and a higher effective federal income tax rate. State income taxes increased by $1.9 million and foreign income taxes increased by $1.3 million.

     Extraordinary Item. The 1997 extraordinary item, net of income taxes, resulted from the early retirement of debt.

                              Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company anticipates capital expenditures of approximately $42 million in 1997 in order to comply with such laws and regulations. The majority of the 1997 expenditures is attributable to construction projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1998 through 2000 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

Item 2.B.  Other Developments.

     In March 1997, Great Lakes Gas Transmission Limited Partnership ("Great Lakes") announced plans to construct approximately 1,000 miles of pipeline and associated compression facilities at a cost of approximately $2.5 billion to meet customer requests for new firm transportation service. Coastal and TransCanada Pipelines Limited ("TransCanada"), a non-affiliated company, each own 50% of Great Lakes. A request to transport up to an additional 2 Bcf of natural gas per day was received from TransCanada. The proposed expansion will be located along the Great Lakes' existing mainline system, which is a 2,000-mile system from the Manitoba-Minnesota border to an interconnection on the Michigan-Ontario border at St. Clair, Michigan. The expansion project will serve markets primarily in the Northeastern United States and eastern Canada. Construction of this project is planned to begin in the winter of 1998-99, subject to receipt of satisfactory regulatory approvals.

     On March 27, 1997, ANR Pipeline, a subsidiary of Coastal, received the necessary FERC authorizations to construct and operate, at an estimated cost of $19.1 million, 11.9 miles of 42-inch loopline on ANR Pipeline's system between Sandwich, Illinois and Bridgman, Michigan. The facilities will increase capacity by 135 MMcf per day and will alleviate the capacity constraints on that segment of the mainline system. The facilities are expected to be placed in service by the end of 1997.

     On March 31, 1997, ANR Pipeline and Transcontinental Gas Pipe Line Company ("Transco"), a subsidiary of The Williams Companies, filed an application with the FERC for a Certificate of Public Convenience and Necessity authorizing the construction and operation of a new interstate natural gas pipeline (the"Independence Pipeline") to serve markets for natural gas in the Eastern United States. As proposed, the Independence Pipeline would consist of approximately 370 miles of 36-inch diameter pipe, with an initial winter capacity of up to 900 MMcf per day. It would extend from ANR Pipeline's existing compressor station at Defiance, Ohio, to Transco's facilities at Leidy, Pennsylvania.

Affiliates of ANR Pipeline and Transco would each own 50% of the estimated $630 million project. The Independence Pipeline is planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

     In connection with the Independence Pipeline project, ANR Pipeline filed a companion application with the FERC on March 31, 1997, for a Certificate of Public Convenience and Necessity authorizing the construction and operation of approximately 72 miles of mainline looping and additional compression. The proposed expansion would link the Independence Pipeline with planned pipeline expansions designed to transport gas primarily from Canadian-producing regions into the Midwest. The proposed facilities will increase the transmission capacity on ANR Pipeline's mainline between a point west of Joliet, Illinois and Defiance, Ohio by up to 750 MMcf per day. The facilities, as proposed, will provide additional west-to-east transportation service at an estimated cost of $124.8 million. The project is also planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings.

          The information  required  hereunder is incorporated by reference into
Part II of this Report from Note 7 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

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

          (b) Reports on Form 8-K.

              (1) A report on Form 8-K was filed on January 6, 1997. The items reported were:

                    (i)  Item 2. Acqusition or Disposition of Assets.

                    (ii) Item 7. Financial Statements and Exhibits.

                         (b) Pro Forma Financial Information.

                         (c) Exhibits.

                            (2.1) Purchase and Sale Agreement dated as of October 23, 1996.

                            (2.2) Amendment to Purchase and Sale Agreement dated as of December 20, 1996.

                             (99)   Press release.

              (2) A report on Form 8-K was filed on February 18, 1997. The item reported was:

                    Item 7.  Financial Statements and Exhibits.

                    (c)  Exhibts.

                         (12)  Ratio of Earnings to Fixed Charges.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE COASTAL CORPORATION
                                                        (Registrant)

Date:  May 13, 1997                      By:           COBY C. HESSE
                                              --------------------------------
                                                       Coby C. Hesse
                                                  Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                Description
-------------------------------------------------------------------------------

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

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997        1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents.............................................................    $     6.3   $    78.2
                                                                                            =========   =========

Average number of common shares outstanding.............................................      105,414     104,873
Class A common shares...................................................................          381         397
Common and Class A common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A*....................................          219         226
Dilutive effect of outstanding stock options after
   application of treasury stock method*................................................          777         530
                                                                                            ---------   ---------
Average common and common equivalent shares.............................................      106,791     106,026
                                                                                            =========   =========

Net earnings per average common and common equivalent share outstanding:
   Earnings before extraordinary item...................................................    $     .91   $     .74
   Extraordinary item...................................................................         (.85)          -
                                                                                            ---------   ---------
   Net earnings.........................................................................    $     .06   $     .74
                                                                                            =========   =========

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents.............................................................    $     6.3   $    78.2
Dividends applicable to dilutive preferred stock:
   Series B.............................................................................            -           -
   Series C.............................................................................            -          .1
                                                                                            ---------   ---------
Adjusted net earnings assuming full dilution............................................    $     6.3   $    78.3
                                                                                            =========   =========

Average number of common shares outstanding.............................................      105,414     104,873
Class A common shares...................................................................          381         397
Common and Class A common share equivalents:
   Series A Preferred Stock*............................................................          219         226
Equivalent common and Class A common shares from
   Series B and C Preferred Stock*......................................................            -         525
Dilutive effect of outstanding stock options after
   application of treasury stock method*................................................          777         593
                                                                                            ---------   ---------
Fully diluted shares....................................................................      106,791     106,614
                                                                                            =========   =========

Fully diluted earnings per share**:
   Earnings before extraordinary item...................................................    $     .91   $     .73
   Extraordinary item...................................................................         (.85)          -
                                                                                            ---------   ---------
   Net earnings.........................................................................    $     .06   $     .73
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