Form 10-Q
period 1997-06-30
COASTAL CORP
filed 1997-08-13
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 1997, there were outstanding 105,624,543 shares of Common Stock, 33-1/3 cents par value per share, and 372,428 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements.

     The financial statements of The Coastal Corporation and its subsidiaries (the "Company") are presented herein and are unaudited, except for balances as of December 31, 1996, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales and/or deliveries of natural gas and petroleum products.



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                                     ASSETS                                         1997                1996
                                                                                --------------      ------------
                                                                                 (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      50.8        $     106.3
   Receivables, less allowance for doubtful accounts of $15.8 million
      (1997) and $23.4 million (1996)......................................           1,201.3            1,801.0
   Inventories.............................................................             775.7            1,143.9
   Prepaid expenses and other..............................................             161.1              145.2
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,188.9            3,196.4
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,810.6            5,691.5
   Refining, crude oil and chemical facilities.............................           2,249.7            2,213.9
   Gas and oil properties - at full-cost...................................           1,874.7            1,669.4
   Other...................................................................             380.5              386.7
                                                                                  -----------        -----------
                                                                                     10,315.5            9,961.5
   Accumulated depreciation, depletion and amortization....................           3,498.3            3,306.6
                                                                                  -----------        -----------
                                                                                      6,817.2            6,654.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             499.3              508.9
   Investments - equity method.............................................             700.1              589.1
   Other...................................................................             697.1              663.8
                                                                                  -----------        -----------
                                                                                      1,896.5            1,761.8
                                                                                  -----------        -----------
                                                                                  $  10,902.6        $  11,613.1
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,        December 31,
                 LIABILITIES AND STOCKHOLDERS' EQUITY 1997 1996
                                                                                --------------    --------------
                                                                                 (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $     115.0       $     105.0
   Accounts payable........................................................           1,729.3           2,425.9
   Accrued expenses........................................................             314.8             408.3
   Current maturities on long-term debt....................................              20.2               8.0
                                                                                  -----------       -----------
      Total Current Liabilities............................................           2,179.3           2,947.2
                                                                                  -----------       -----------

Debt:
   Long-term debt, excluding current maturities............................           3,536.8           3,526.1
                                                                                  -----------       -----------

Deferred Credits and Other:
   Deferred income taxes...................................................           1,412.2           1,404.8
   Other deferred credits..................................................             573.7             598.5
                                                                                  -----------       -----------
                                                                                      1,985.9           2,003.3
                                                                                  -----------       -----------

Preferred Stock:
   Issued by subsidiaries..................................................             100.0             100.0
                                                                                  -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $208.6 million)...................................................               2.6               2.6
   Class A common stock....................................................                .1                .1
   Common stock............................................................              36.7              36.6
   Additional paid-in capital..............................................           1,243.5           1,239.6
   Retained earnings.......................................................           1,950.2           1,890.1
                                                                                  -----------       -----------
                                                                                      3,233.1           3,169.0
   Less common stock in treasury - at cost.................................             132.5             132.5
                                                                                  -----------       -----------
                                                                                      3,100.6           3,036.5
                                                                                  -----------       -----------
                                                                                  $  10,902.6       $  11,613.1
                                                                                  ===========       ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 2,079.6   $  2,940.1    $ 5,285.4   $ 6,037.9
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      1,396.2      2,252.4      3,861.6     4,612.9
   Operating expenses.........................................        399.1        408.9        803.6       847.3
   Depreciation, depletion and amortization...................        106.4        106.0        222.3       206.3
                                                                  ---------   ----------    ---------   ---------
                                                                    1,901.7      2,767.3      4,887.5     5,666.5
                                                                  ---------   ----------    ---------   ---------

Operating Profit..............................................        177.9        172.8        397.9       371.4
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         18.7         18.3         43.3        36.4
                                                                  ---------   ----------    ---------   ---------

Other Expenses:
   General and administrative.................................         14.1         14.1         29.1        28.6
   Interest and debt expense, less $2.4 million (1997)
      and $1.8 million (1996) three months and $4.8
      million (1997) and $3.3 million (1996)
      six months capitalized..................................         73.2         95.1        152.4       190.7
   Taxes on income............................................         30.0         15.8         79.2        39.9
                                                                  ---------   ----------    ---------   ---------
                                                                      117.3        125.0        260.7       259.2
                                                                  ---------   ----------    ---------   ---------

Earnings Before Extraordinary Item............................         79.3         66.1        180.5       148.6
   Extraordinary item - loss on early extinguishment
      of debt.................................................            -        (12.0)       (90.6)      (12.0)
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         79.3         54.1         89.9       136.6
Dividends on Preferred Stock..................................          4.4          4.4          8.7         8.7
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Available
      to Common Stockholders..................................    $    74.9   $     49.7    $    81.2   $   127.9
                                                                  =========   ==========    =========   =========

Earnings Per Share:
   Before extraordinary item..................................    $     .70   $      .58    $    1.61   $    1.32
   Extraordinary item.........................................            -         (.11)        (.85)       (.11)
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Per Common
      and Common Equivalent Share.............................    $     .70   $      .47    $     .76   $    1.21
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $     .10   $      .10    $     .20   $     .20
                                                                  =========   ==========    =========   =========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)


                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     1997                          1996
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             60   $        -               61   $        -
           Converted to common.........................             (2)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             58            -               60            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             74            -               79           .1
           Converted to common.........................             (3)           -               (3)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             71            -               76           .1
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             32            -               33            -
           Converted to common.........................             (1)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             31            -               32            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance                          8,000          2.6            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common  stock,  par value 33-1/3 cents per share,
  authorized 2,700,000 shares:
      Beginning balance................................            382           .1              404           .1
      Converted to common..............................            (10)           -              (25)           -
      Conversion of preferred stock and
         exercise of stock options.....................              1            -               13            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            373           .1              392           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3 cents per share, authorized
  250,000,000 shares:
      Beginning balance................................        109,756         36.6          109,168         36.4
      Conversion of preferred stock....................             21            -               22            -
      Conversion of Class A common stock...............             10            -               25            -
      Exercise of stock options........................            219           .1              342           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        110,006   $     36.7          109,557   $     36.5
                                                           ===========   ----------      ===========   ----------

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     1997                          1996
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,239.6                    $  1,225.0
   Exercise of stock options...........................                         3.9                           8.0
                                                                         ----------                    ----------
   Ending balance......................................                     1,243.5                       1,233.0
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     1,890.1                       1,547.1
   Net earnings for period.............................                        89.9                         136.6
   Dividends on preferred stock........................                        (8.7)                         (8.7)
   Dividends on common stock...........................                       (21.1)                        (21.1)
                                                                         ----------                    ----------
   Ending balance......................................                     1,950.2                       1,653.9
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,395       (132.5)           4,395       (132.5)
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,100.6                    $  2,793.7
                                                                         ==========                    ==========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                      1997            1996
                                                                                   ---------        ---------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   180.5        $  148.6
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        223.9           208.4
      Deferred income taxes....................................................         28.7             (.4)
      Amortization of producer contract reformation costs......................            -            15.9
      Distributed (undistributed) earnings from equity investments.............        (17.4)            1.8

   Working capital and other  changes,  excluding  changes  relating to cash and non-operating activities:
         Accounts receivable...................................................        599.7           (88.1)
         Inventories...........................................................        327.1           (38.4)
         Prepaid expenses and other............................................         (7.8)           28.5
         Accounts payable......................................................       (694.1)            3.1
         Accrued expenses......................................................        (72.8)          (60.5)
         Other.................................................................          7.0            73.5
                                                                                   ---------        --------
                                                                                       574.8           292.4
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (407.7)         (340.9)
   Proceeds from sale of property, plant and equipment.........................         23.0             5.3
   Additions to investments....................................................       (166.2)          (66.2)
   Proceeds from investments...................................................         52.7            13.6
   Recovery of gas supply prepayments..........................................            -              .1
                                                                                   ---------        --------
                                                                                      (498.2)         (388.1)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase in short-term notes ...............................................        335.0            46.8
   Redemption of mandatory redemption preferred stock..........................            -             (.1)
   Proceeds from issuing common stock..........................................          4.0             8.1
   Proceeds from long-term debt issues.........................................        627.6           630.3
   Payments to retire long-term debt...........................................     (1,068.9)         (563.1)
   Dividends paid..............................................................        (29.8)          (29.8)
                                                                                   ---------        --------
                                                                                      (132.1)           92.2
                                                                                   ---------        --------

Net Decrease in Cash and Cash Equivalents......................................        (55.5)           (3.5)

Cash and Cash Equivalents at Beginning of Period...............................        106.3            58.4
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    50.8        $   54.9
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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") to be effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face on the income statement for all entities with complex capital structures. The Company has computed basic and diluted earnings per share for the three month and six month periods ended June 30, 1997 and 1996, respectively, following the guidance in FAS 128. The results are not materially different from the amounts presented in the Statement of Consolidated Operations.

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

     The FASB has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") to be effective for periods beginning after December 15,1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not believe that the application of the new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

     The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") to be effective for periods beginning after December 15,1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that the application of the new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $148.6 million and $203.6 million for the six months ended June 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $50.0 million and $41.7 million for the six months ended June 30, 1997 and 1996, respectively.

2. Inventories

     Inventories were as follows (millions of dollars):

                                                                                   June 30,        December 31,
                                                                                    1997               1996
                                                                               ---------------     ------------
                                                                                 (Unaudited)

   Refined products, crude oil and chemicals...............................      $     607.4         $    920.3
   Natural gas in underground storage......................................             21.2               77.7
   Coal, materials and supplies............................................            147.1              145.9
                                                                                 -----------         ----------
                                                                                 $     775.7         $  1,143.9
                                                                                 ===========         ==========

     Elements included in inventory cost are material, labor and manufacturing expense. Natural gas in underground storage at December 31, 1996 included $41.1 million which was transferred to Property, Plant and Equipment.

3. Notes Payable

     At June 30, 1997, the Company had $440.0 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at June 30, 1997 reflect $325.0 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was no such reclassification as of December 31, 1996.

4. Common Stock

     On June 30, 1997, 2,915,990 shares of Common Stock of the Company were reserved for employee stock option plans, 688,623 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 372,904 shares were reserved for conversion of outstanding Class A Common Stock and 21,343 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 19,063 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

     During 1997, the Company has granted options to purchase Common Stock of the Company under stock option plans as follows - 759,300 options with an exercise price of $47.06, 4,750 options with an exercise price of $47.69 and 16,227 options with an exercise price of $50.75. The exercise prices are equal to the market price of the common shares at grant date.

5. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $     2.9   $     17.9    $    40.9   $    32.5
      Foreign.................................................           .5           .3          2.0          .9
      State...................................................          2.5          3.4          7.6         6.9
                                                                  ---------   ----------    ---------   ---------
                                                                        5.9         21.6         50.5        40.3
                                                                  ---------   ----------    ---------   ---------
   Deferred Income Taxes:
      Federal.................................................         23.0         (6.0)        27.5           -
      Foreign.................................................           .9           .9          1.8         1.4
      State...................................................           .2          (.7)         (.6)       (1.8)
                                                                  ---------   ----------    ---------   ---------
                                                                       24.1         (5.8)        28.7         (.4)
                                                                  ---------   ----------    ---------   ---------

                                                                  $    30.0   $     15.8    $    79.2   $    39.9
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

7. Litigation, Regulatory and Environmental Matters

     Litigation Matters

     In connection with the December 20, 1996 sale of the Company's western coal operations, the Company has assumed control of a pending dispute with Intermountain Power Agency ("IPA") involving two coal sales agreements of Coastal States Energy Company, which contracts were included in the sale, and for which the Company continues to have certain responsibilities. The dispute involves a claim by IPA to expanded audit rights under the contracts. The Company vigorously disputes IPA's claim and filed a counterclaim for certain contractual payments wrongfully withheld by IPA. On July 14, 1997, IPA made a demand for arbitration between the parties, asserting a claim of a gross inequity under the contracts requiring a reduction in the purchase price of coal sold before and after the sale of these coal operations. The Company believes that no gross inequity has occurred and that it should prevail in the arbitration on the merits. The Company has also asserted that the pending lawsuit, which presents several common legal issues between the two proceedings, should be resolved before any related arbitration proceeding is allowed to proceed. A motion to this effect is pending in the U.S. District Court for Utah.

     A subsidiary of Coastal initiated a suit against TransAmerican Natural Gas Corporation ("TransAmerican") in the District Court of Webb County, Texas for breach of two gas purchase agreements. In February 1993, TransAmerican filed a Third Party Complaint and a Counterclaim in this action against Coastal and certain subsidiaries. TransAmerican alleged breach of contract, fraud, conspiracy, duress, tortious interference and violations of the Texas Free Enterprises and Anti-trust Act arising out of the gas purchase agreements. Final judgment in this matter was entered April 22, 1994. The subsidiary was awarded approximately $2 million, including pre-judgment interest and attorney fees. All of TransAmerican's claims and causes of action were denied. The Court of Appeals for the Fourth Judicial District has denied TransAmerican's appeal in this case. TransAmerican subsequently filed a Writ of Error with the Texas Supreme Court, which was denied in December 1996. In January 1997, TransAmerican's Motion for Rehearing of its Writ of Error was filed and subsequently denied. On March 24, 1997, the Texas Supreme Court issued its Mandate. Payment of the judgment was made by TransAmerican to the Coastal subsidiary on May 27, 1997 and release of the monetary portion of the judgment and lien executed by such Coastal subsidiary exchanged. This matter is now concluded.

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit.

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

     Regulatory Matters

     From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from ANR Pipeline Company's ("ANR Pipeline") former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, ANR Pipeline filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved ANR Pipeline's refund allocation methodology and ANR Pipeline, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of ANR Pipeline's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC. In March 1997, an Initial Decision was issued, which adopted most of ANR Pipeline's positions, but which will not take effect until the FERC has reviewed the exceptions that have been filed.

     ANR Pipeline filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted ANR Pipeline's filing to place the new rates into effect May 1, 1994, subject to further modifications. ANR Pipeline submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of ANR Pipeline's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. Settlement discussions are also taking place among the parties.

     The FERC has also issued a series of orders in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, ANR Pipeline filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. ANR Pipeline also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which appeals were dismissed as premature in light of the pending general rate increase proceeding discussed above.

     In May 1997, certain of ANR Pipeline's customers filed a motion with the FERC for immediate refund of approximately $77 million, which is related to ANR Pipeline's settlement with Dakota Gasification Company. ANR Pipeline has responded to the FERC,demonstrating that the customers' claim is grossly overstated by identifying the appropriate amounts to be refunded to its customers. On June 30, 1997, ANR Pipeline paid such refunds (totaling $21.1 million) to its customers, which amount is subject to further proceedings before the FERC.

     On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow CIG to enter into "negotiated" rates (rates which could exceed CIG's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. While certain parties have sought judicial review of the acceptance of the "negotiated rate" tariff provisions, those provisions are currently in effect although CIG has so far not entered into any "negotiated rate" agreements under these provisions. CIG and the parties to the case have had extensive negotiations leading to a possible settlement of the proceeding and the procedural schedule has been suspended to allow the parties more time to pursue settlement.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In its order responding to the remand (Order 636-C, issued February 27, 1997) the FERC: (1) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (2) reduced from 20-years to 5-years, the term "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. ANR Pipeline and CIG have sought rehearing and clarification of these holdings as they relate to past and future periods, and will also make the appropriate compliance filings with the FERC.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $333 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At 4 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

     On January 15, 1996, the EPA issued a Notice of Violation to Coastal Eagle Point Oil Company, a subsidiary of the Company, and Eagle Point Cogeneration Partnership ("EPCP"), in which a Company subsidiary is a 50 percent partner. The Notice alleged violations of the Clean Air Act for the failure to obtain a Prevention of Significant Deterioration ("PSD") permit when the EPCP was constructing and for alleged violations of the facility's operating permits. On June 25, 1997, the Department of Justice sent the companies a letter on behalf of the EPA demanding $3 million in penalties for the violations of the operating permits. The PSD allegation was not included in the demand. The companies are currently discussing the matter. If the EPA were to initiate an action, the Company believes the EPA would seek penalties which, while not material to the Company, could exceed $100,000.

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




Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward- looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, including commodity prices, market conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                   Twelve Months Ended
                                                                           --------------------------------
                                                                              June 30,        December 31,
                                                                                1997              1996
                                                                           --------------    --------------
                                                                             (Unaudited)

      Net return on average common stockholders' equity..............           12.3%             14.8%
      Cash flow from operating activities to long-term debt..........           23.9%             15.9%
      Total debt to total capitalization.............................           53.4%             53.7%
      Times interest earned (before tax).............................            2.7               2.5

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

     In June 1997, CIG completed a public offering of $100.0 million of 6.85% senior debentures due in 2037. The 6.85% senior debentures are not redeemable at the option of CIG prior to maturity; but each holder of such senior debentures has the right to require CIG to redeem such debentures, in whole or in part, on June 15, 2007, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The net proceeds from the offering were used to retire a $50.0 million term loan and for general corporate purposes.

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

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at June 30, 1997 were as follows (millions of dollars):

     Short-term.............................................    $   892.5
     Long-term*.............................................        598.0
                                                                ---------

                                                                $ 1,490.5
                                                                =========

*$52.4 million of unused long-term credit lines was dedicated to a specific use.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") to be effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face on the income statement for all entities with complex capital structures. The Company has computed basic and diluted earnings per share for the three month and six month periods ended June 30, 1997 and 1996, respectively, following the guidance in FAS 128. The results are not materially different from the amounts presented in the Statement of Consolidated Operations.

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

     The FASB has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") to be effective for periods beginning after December 15,1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not believe that the application of the new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

     The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131") to be effective for periods beginning after December 15,1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that the application of the new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

                              Results of Operations

     The changes in the Company's earnings for the three and six month periods ended June 30, 1997 in comparison to the same periods in 1996 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   264.3   $    925.0    $ 1,495.4   $ 1,928.4
      Refining, marketing and chemicals.......................      1,696.5      1,876.0      3,550.5     3,832.9
      Exploration and production..............................        117.2        117.6        284.5       205.3
      Coal....................................................         59.0        106.3        113.3       213.6
      Power...................................................         25.7         25.8         51.7        46.0
      Other...................................................          8.1          8.2         16.1        16.2
      Adjustments and eliminations............................        (91.2)      (118.8)      (226.1)     (204.5)
                                                                  ---------   ----------    ---------   ---------

                                                                  $ 2,079.6   $  2,940.1    $ 5,285.4   $ 6,037.9
                                                                  =========   ==========    =========   =========

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $    94.3   $     73.8    $   279.8   $   199.9
      Refining, marketing and chemicals.......................         42.7         23.5         (8.1)       58.3
      Exploration and production..............................         30.5         41.0         96.6        55.1
      Coal ...................................................          6.3         23.9         18.8        42.3
      Power...................................................          1.8          7.8          5.9        10.2
      Other...................................................          2.3          2.8          4.9         5.6
                                                                  ---------   ----------    ---------   ---------
                                                                  $   177.9   $    172.8    $   397.9   $   371.4
                                                                  =========   ==========    =========   =========

     Natural Gas. In September 1996, Coastal and Westcoast Energy Inc. ("Westcoast") jointly announced plans to form one of North America's largest marketers of natural gas and electricity through the combination of the operations of the two companies' related marketing and service subsidiaries. Agreements were concluded in February 1997, which created Engage Energy US, L.P. and Engage Energy Canada, L.P. (collectively, "Engage") in which Coastal and Westcoast indirectly own 50% each. Subsequent to the combination, Coastal's share of Engage's net earnings is included in other income-net.

     The decrease in operating revenues of $660.7 million for the second quarter and $433.0 million for the six months ended June 30, 1997 can be primarily attributed to the Company's unregulated gas marketing operations which became a part of Engage. The revenues from those operations, which are not included in the Company's revenues after February 1997, resulted in decreases of $649.6 million and $873.1 million for the three month and six month periods of 1997, respectively. Partially offsetting the decreases noted above in the six month period were increased prices and volumes for gas sales, primarily during the first two months of 1997, and a $42.0 million gain recognized in connection with the Engage combination. Transportation, storage and gathering revenues also increased in the six month period.

     Purchases decreased by $671.8 million for the three months and $493.9 million for the six months ended June 30, 1997, primarily due to the combination of the unregulated gas marketing operations noted above and increased prices and volumes in the first two months of 1997. Gross profit increased by $11.1 million and $60.9 million for the three months and six months ended June 30, 1997.

     The operating profit increase of $20.5 million for the second quarter results from increased sales volumes of $9.8 million; decreased depreciation, depletion and amortization of $4.1 million; decreased operating expenses of $3.2 million and other increases of $3.4 million. For the six month period, operating profit increased by $79.9 million as reduced operating expenses of $23.4 million; increased gas sales volumes of $13.9 million; the $42.0 million gain discussed above; increased transportation, storage and gathering revenue of $2.7 million; reduced depreciation, depletion and amortization of $2.1 million and other increases of $8.0 million were partially offset by decreased gross margins from gas sales of $12.2 million. The decreases in operating expenses for the three month and six month period result from reductions for transmission expenses and gas purchase deferrals and recovery amortizations.

     Refining, Marketing and Chemicals. Operating revenues decreased by $179.5 million in the 1997 second quarter and $282.4 million in the six months ended June 30, 1997 due to reduced prices and volumes. Purchases decreased by $214.7 million and $238.8 million in the three and six months, respectively, due to reduced prices and volumes, resulting in a gross profit increase of $35.2 million for the second quarter and a gross profit decrease of $43.6 million for the six month period.

     The operating profit increase of $ 19.2 million for the second quarter results from improved margins of $42.6 million and other increases of $2.2 million offset by reduced volumes of $9.5 million; increased operating expenses of $ 15.1 million; and higher depreciation, depletion and amortization of $ 1.0 million. For the six months ended June 30, 1997, operating profit decreased by $66.4 million due to reduced volumes of $38.5 million; increased operating expenses of $19.6 million; increased depreciation, depletion and amortization of $3.1 million; decreased gross profit from the sale, trading and exchanging of third party products of $4.3 million; and other decreases of $0.9 million. Included in the operating loss for the 1997 six month period is an inventory loss of $60.0 million in the first quarter which resulted from falling product and crude oil prices. The increased operating expenses are primarily due to increased fuel costs, maintenance and other expenses at the Company's refineries. The volume decreases can be partially attributed to the ongoing refocusing of the Company's marketing assets, which is eliminating marginal activities and expanding operations directly supporting the Company's core refining assets.

     Exploration and Production. Operating revenues decreased by $.4 million in the second quarter as a result of lower prices and the net effects of hedging and asset monetization activities in 1996 partially offset by increased natural gas volumes. The increase in operating revenues of $79.2 million for the six months ended June 30, 1997 resulted from increased prices and volumes. The higher volumes reflect the continued growth of Coastal's drilling program. Operating profit for the three month period decreased by $10.5 million as reduced prices of $8.9 million; $9.0 million from the net effects of hedging and asset monetization activities in 1996; increased operating expenses of $.8 million; and increased depreciation, depletion and amortization of $9.8 million were partially offset by increased volumes of $16.7 million and other of $1.3 million. The operating profit increase of $41.5 million for the six month period results from higher prices of $32.7 million, increased volumes of $56.9 million and other increases of $.2 million offset by increased operating expenses of $12.4 million; increased depreciation, depletion and amortization of $26.9 million and the net effects of hedging and asset monetization activities in 1996 of $9.0 million. The higher operating expenses for both 1997 periods result from increased levels of offshore activity and increased production. Increased production volumes in both 1997 periods resulted in the depreciation, depletion and amortization increases.

     Coal. Operating revenues from the coal segment decreased by $47.3 million in the three months and $100.3 million in the six months ending June 30, 1997 due primarily to the sale of the Company's Utah coal operations in December 1996. Operating profit decreased by $17.6 million in the second quarter of 1997 as reductions from the sale of the Utah coal operations of $13.7 million, lower prices for the mines in the eastern United States of $2.2 million, increased operating expenses of $1.3 million and other decreases of $1.9 million were partially offset by increased volumes from the remaining mines of $1.5 million. The decrease in operating profit of $23.5 million for the six month period resulted from decreases due to the sale of the Utah coal operations of $26.9 million, reduced prices for the Eastern mines of $3.3 million and other decreases of $5.7 million partially offset by volume increases of $3.4 million and the favorable resolution of a contingency in the first quarter of 1997 for $9.0 million. The other decreases for both periods result primarily from nonrecurring income related to the sale of coke from the Company's Aruba refinery.

     Power. The operating revenue decrease of $.1 million for the three months ended June 30, 1997 results from a development fee in 1996 partially offset by increases from the El Salvador operations. The $5.7 million increase for the six month period resulted from increased revenues from the El Salvador operations offset by the development fee noted above. Operating profit for the quarter decreased by $6.0 million from the comparable 1996 three month period due to the development fee of $3.5 million, decreases at a domestic cogeneration plant due primarily to mechanical problems of $ 1.5 million and other decreases of $ 1.0 million. The operating profit decrease of $4.3 million for the six month period resulted from the $3.5 million development fee noted above and other decreases of $.8 million. The other decreases for both periods are the result of increased expenses related to the operations of joint venture projects.

     Most of the plants in which the Power segment has investments are partially-owned, thus the equity earnings from those plants are classified as other income-net rather than operating profit. Equity income from partially-owned plants amounted to $8.2 million for the second quarter of 1997, compared with $3.6 million for the same period in 1996. For the first six months, equity earnings were $14.5 million and $8.7 million in 1997 and 1996, respectively. The increased equity earnings are due to improved earnings from plants in operation during 1996 as well as additional plants now in operation.

     Other Income-Net. The increases of $.4 million for the second quarter and $6.9 million for the six months ended June 30, 1997 result from increased equity income from investments partially offset by dividends on preferred stock of subsidiaries.

     Interest and Debt Expense. Interest and debt expense decreased by $21.9 million in the three month period and $38.3 million in the six month period ended June 30, 1997 due to reduced rates and lower debt levels.

     Taxes on Income. Federal income taxes increased by $14.0 million in the 1997 second quarter and $35.9 million in the six month period as a result of increased earnings before taxes and a higher effective federal income tax rate. State and foreign income taxes increased by $.2 million in the three months and by $3.4 million in the six months ended June 30, 1997.

     Extraordinary Item. The 1997 and 1996 extraordinary items, net of income taxes, resulted from the early retirement of debt.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $333 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At 4 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

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

Item 2.B. Other Developments.

     CIG's Wind River Lateral has been expanded by 68 million cubic feet per day ("Mmcf/d") to a total capacity of 263 Mmcf/d. The Wind River Lateral, located in central and north-central Wyoming, carries natural gas from the Wind River and Big Horn Basins to CIG and its affiliate's, Wyoming Interstate Company, Ltd., pipeline systems near Rawlins, Wyoming. Expansion of the lateral required construction of a new compressor station with over 10,000 horsepower at Muddy Gap, Wyoming, located approximately fifty miles north of Rawlins. The expansion was placed into service on August 1, 1997.

     In July 1997, Independence Pipeline Company, a general partnership formed of wholly-owned subsidiaries of ANR Pipeline and Transcontinental Gas Pipe Line Corporation ("Transco"), reached an agreement in principle with National Fuel Gas Supply Corporation ("National"), pursuant to which National will join as an equal partner in the development of the new interstate natural gas pipeline (the "Independence Pipeline"), with an estimated cost of $630 million. As proposed, the Independence Pipeline would consist of approximately 370 miles of 36-inch diameter pipe, with an initial winter capacity of up to 900 Mmcf/d, and would serve markets for natural gas in the Eastern United States. It would extend from ANR Pipeline's compressor station at Defiance, Ohio, to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline is planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

     In June 1997, Coastal announced that an affiliate of the Company's exploration and production subsidiary, Coastal Oil & Gas Corporation, won two bids for permits from the Australian government to drill for oil and gas in the Bonaparte Basin on Australia's Northwest Shelf. Coastal's affiliate will have a 50% percent working interest in a block of more than 360,000 acres and a 40% working interest in a block of more than 380,000 acres and shall be the operator for both blocks. Coastal is obligated to conduct both seismic and drilling operations in each of the blocks and expects to begin the seismic work late this year.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The 1997 Annual Meeting of Stockholders of the Company was held on May 8, 1997. At such meeting all four directors nominated as a Class II director were elected uncontested: (i) 92,819,608 votes were cast for the election of David A. Arledge and 755,209 votes were withheld; (ii) 125,860,094 votes were cast for the election of George L. Brundrett, Jr. and 941,823 votes were withheld; (iii) 125,988,681 votes were cast for the election of L. D. Wooddy, Jr. and 813,236 votes were withheld; and (iv) 125,889,272 votes were cast for the election of O.
S. Wyatt, Jr. and 912,645 votes were withheld.

     A stockholder proposal requesting that the Company (a) make a greater effort to find qualified women and minority candidates for nomination to the Company's Board of Directors; (b) issue a statement committing the Company to a policy of board inclusiveness; and (c) issue a report describing the criteria for board qualification and the process of selecting the board candidates, was voted upon at such meeting. The stockholder proposal was defeated: 13,787,982 affirmative votes and 98,670,250 negative votes were cast with respect to such matter. There were also 6,319,492 abstentions and 10,024,193 broker non-votes.

Item 5. Other Information.

     Oscar S. Wyatt, Jr., the Company's founder and only Chairman, retired on July 15, 1997. David A. Arledge, President and Chief Executive Officer, assumed the role of Chairman on the same date. Mr. Wyatt will remain on the Board of Directors and continue as Chairman of the Executive Committee.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         11 - Statement re Computation of Per Share Earnings.
         27 - Financial Data Schedule.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE COASTAL CORPORATION
                                                      (Registrant)

Date:  August 12, 1997                    By:          COBY C. HESSE
                                              --------------------------------
                                                       Coby C. Hesse
                                                   Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
--------------------------------------------------------------------------------
  11            Statement Re Computation of Per Share Earnings
  27            Financial Data Schedule

                                                                      EXHIBIT 11

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (Millions of Dollars, Except Per Share Amounts,
                            and Thousands of Shares)


                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    74.9   $     49.7    $    81.2   $   127.9
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,524      105,079      105,470     104,967
Class A common shares.........................................          376          395          378         395
Common share and Class A equivalents:
   $1.19 Cumulative Convertible Preferred, Series A*..........          216          223          216         223
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................          760          593          769         561
                                                                  ---------   ----------    ---------   ---------
Average common and common equivalent shares...................      106,876      106,290      106,833     106,146
                                                                  =========   ==========    =========   =========

Net earnings per average common and common equivalent share outstanding:
   Earnings before extraordinary item.........................    $     .70   $      .58    $    1.61   $    1.32
   Extraordinary item.........................................            -         (.11)        (.85)       (.11)
                                                                  ---------   ----------    ---------   ---------
   Net earnings...............................................    $     .70   $      .47    $     .76   $    1.21
                                                                  =========   ==========    =========   =========

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    74.9   $     49.7    $    81.2   $   127.9
Dividends applicable to dilutive preferred stock:
   Series B...................................................           .1           .1           .1          .1
   Series C...................................................           .1            -           .1          .1
                                                                  ---------   ----------    ---------   ---------
Adjusted net earnings assuming full dilution..................    $    75.1   $     49.8    $    81.4   $   128.1
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,524      105,079      105,470     104,967
Class A common shares.........................................          376          395          378         395
Common and Class A common share equivalents:
   Series A Preferred Stock*..................................          216          223          216         223
Equivalent common and Class A common shares from
   Series B and C Preferred Stock*............................          492          518          492         518
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................          924          680          924         680
                                                                  ---------   ----------    ---------   ---------
Fully diluted shares..........................................      107,532      106,895      107,480     106,783
                                                                  =========   ==========    =========   =========

Fully diluted earnings per share:
   Earnings before extraordinary item.........................    $     .70   $      .58    $    1.61   $    1.31
   Extraordinary item.........................................            -         (.11)        (.85)       (.11)
                                                                  ---------   ----------    ---------   ---------
   Net earnings**.............................................    $     .70   $      .47    $     .76   $    1.20
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