Form 10-Q
period 1997-09-30
COASTAL CORP
filed 1997-11-12
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1997, there were outstanding 105,693,281 shares of Common Stock, 33-1/3(cent) par value per share, and 368,132 shares of Class A Common Stock, 33-1/3(cent) par value per share, of the Registrant.

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



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                 September 30,      December 31,
                                     ASSETS                                         1997                1996
                                                                                ---------------    -------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      62.5        $     106.3
   Receivables, less allowance for doubtful accounts of $16.7 million
      (1997) and $23.4 million (1996)......................................           1,296.6            1,801.0
   Inventories.............................................................             906.2            1,143.9
   Prepaid expenses and other..............................................             173.6              145.2
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,438.9            3,196.4
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,831.5            5,691.5
   Refining, crude oil and chemical facilities.............................           2,226.2            2,213.9
   Gas and oil properties - at full-cost...................................           1,984.2            1,669.4
   Other...................................................................             384.2              386.7
                                                                                  -----------        -----------
                                                                                     10,426.1            9,961.5
   Accumulated depreciation, depletion and amortization....................           3,553.5            3,306.6
                                                                                  -----------        -----------
                                                                                      6,872.6            6,654.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             494.6              508.9
   Investments - equity method.............................................             732.3              589.1
   Other...................................................................             703.7              663.8
                                                                                  -----------        -----------
                                                                                      1,930.6            1,761.8
                                                                                  -----------        -----------
                                                                                  $  11,242.1        $  11,613.1
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1997                1996
                                                                                ---------------     ------------
                                                                                  (Unaudited)
Current Liabilities:
   Notes payable...........................................................       $    200.0         $     105.0
   Accounts payable........................................................          1,907.2             2,425.9
   Accrued expenses........................................................            292.2               408.3
   Current maturities on long-term debt....................................             19.2                 8.0
                                                                                  ----------         -----------
      Total Current Liabilities............................................          2,418.6             2,947.2
                                                                                  ----------         -----------

Debt:
   Long-term debt, excluding current maturities............................          3,635.8             3,526.1
                                                                                  ----------         -----------

Deferred Credits and Other:
   Deferred income taxes...................................................          1,427.6             1,404.8
   Other deferred credits..................................................            491.3               598.5
                                                                                  ----------         -----------
                                                                                     1,918.9             2,003.3
                                                                                  ----------         -----------

Preferred Stock:
   Issued by subsidiaries..................................................            100.0               100.0
                                                                                  ----------         -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $208.4 million)...................................................              2.6                 2.6
   Class A common stock....................................................               .1                  .1
   Common stock............................................................             36.7                36.6
   Additional paid-in capital..............................................          1,246.3             1,239.6
   Retained earnings.......................................................          2,015.6             1,890.1
                                                                                  ----------         -----------
                                                                                     3,301.3             3,169.0
   Less common stock in treasury - at cost.................................            132.5               132.5
                                                                                  ----------         -----------
                                                                                     3,168.8             3,036.5
                                                                                  ----------         -----------
                                                                                  $ 11,242.1         $  11,613.1
                                                                                  ==========         ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 2,143.0   $  2,786.1    $ 7,428.4   $ 8,824.0
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      1,427.9      2,089.4      5,289.5     6,702.3
   Operating expenses.........................................        423.8        435.6      1,227.4     1,282.9
   Depreciation, depletion and amortization...................        108.5        113.2        330.8       319.5
                                                                  ---------   ----------    ---------   ---------
                                                                    1,960.2      2,638.2      6,847.7     8,304.7
                                                                  ---------   ----------    ---------   ---------

Operating Profit..............................................        182.8        147.9        580.7       519.3
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         25.8         27.2         69.1        63.6
                                                                  ---------   ----------    ---------   ---------

Other Expenses:
   General and administrative.................................         14.4         13.8         43.5        42.4
   Interest and debt expense, less $2.3 million (1997)
      and $2.2 million (1996) three months and $7.1
      million (1997) and $5.5 million (1996) nine
      months capitalized......................................         77.9         87.5        230.3       278.2
   Taxes on income............................................         35.9         15.2        115.1        55.1
                                                                  ---------   ----------    ---------   ---------
                                                                      128.2        116.5        388.9       375.7
                                                                  ---------   ----------    ---------   ---------

Earnings Before Extraordinary Item............................         80.4         58.6        260.9       207.2
   Extraordinary item - loss on early extinguishment
      of debt.................................................            -            -        (90.6)      (12.0)
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         80.4         58.6        170.3       195.2
Dividends on Preferred Stock..................................          4.3          4.3         13.0        13.0
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Available
      to Common Stockholders..................................    $    76.1   $     54.3    $   157.3   $   182.2
                                                                  =========   ==========    =========   =========

Earnings Per Share:
   Before extraordinary item..................................    $     .71   $      .51    $    2.32   $    1.83
   Extraordinary item.........................................            -            -         (.85)       (.11)
                                                                  ---------   ----------    ---------   ---------

   Net Earnings Per Common
      and Common Equivalent Share.............................    $     .71   $      .51    $    1.47   $    1.72
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $     .10   $      .10    $     .30   $     .30
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousand of Shares and Millions of Dollars)

                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1997                          1996
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Preferred stock, par value
   33-1/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             60   $        -               61   $        -
           Converted to common.........................             (2)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             58            -               60            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             74            -               79           .1
           Converted to common.........................             (4)           -               (4)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             70            -               75           .1
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             32            -               33            -
           Converted to common.........................             (2)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             30            -               32            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance................          8,000          2.6            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3(cent) per share,
   authorized  2,700,000 shares:
      Beginning balance................................            382           .1              404           .1
      Converted to common..............................            (13)           -              (32)           -
      Conversion of preferred stock and
         exercise of stock options.....................              1            -               13            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            370           .1              385           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3(cent) per share,
   authorized 250,000,000 shares:
      Beginning balance................................        109,756         36.6          109,168         36.4
      Conversion of preferred stock....................             35            -               27            -
      Conversion of Class A common stock...............             13            -               32            -
      Exercise of stock options........................            277           .1              397           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        110,081   $     36.7          109,624   $     36.5
                                                           ===========   ----------      ===========   ----------


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)

                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1997                          1996
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,239.6                    $  1,225.0
   Exercise of stock options...........................                         6.7                          10.3
                                                                         ----------                    ----------
   Ending balance......................................                     1,246.3                       1,235.3
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     1,890.1                       1,547.1
   Net earnings for period.............................                       170.3                         195.2
   Dividends on preferred stock........................                       (13.0)                        (13.0)
   Dividends on common stock...........................                       (31.8)                        (31.6)
                                                                         ----------                    ----------
   Ending balance......................................                     2,015.6                       1,697.7
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,395       (132.5)           4,395       (132.5)
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,168.8                    $  2,839.8
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                      1997            1996
                                                                                   ---------        ---------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   260.9        $  207.2
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        333.1           322.5
      Deferred income taxes....................................................         32.9             (.5)
      Amortization of producer contract reformation costs......................            -            23.5
      Distributed (undistributed) earnings from equity investments.............        (29.2)           17.0

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................        512.3          (294.0)
         Inventories...........................................................        194.5          (240.5)
         Prepaid expenses and other............................................        (17.8)           (4.7)
         Accounts payable......................................................       (529.0)          478.4
         Accrued expenses......................................................        (39.7)          (22.8)
         Other.................................................................       (114.2)           85.2
                                                                                   ---------        --------
                                                                                       603.8           571.3
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (638.3)         (598.1)
   Proceeds from sale of property, plant and equipment.........................         77.1            13.0
   Additions to investments....................................................       (195.2)          (90.7)
   Proceeds from investments...................................................         70.1            13.6
   Recovery of gas supply prepayments..........................................            -              .2
                                                                                   ---------        --------
                                                                                      (686.3)         (662.0)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................        400.0           (48.2)
   Redemption of mandatory redemption preferred stock..........................            -             (.6)
   Proceeds from issuing common stock..........................................          6.8            10.4
   Proceeds from long-term debt issues.........................................        782.8           744.5
   Payments to retire long-term debt...........................................     (1,106.1)         (564.8)
   Dividends paid..............................................................        (44.8)          (44.6)
                                                                                   ---------        --------
                                                                                        38.7            96.7
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................        (43.8)            6.0

Cash and Cash Equivalents at Beginning of Period...............................        106.3            58.4
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    62.5        $   64.4
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

     The interstate natural gas pipeline and certain storage subsidiaries are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). The Company's subsidiaries historically followed the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, " Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, these subsidiaries discontinued application of FAS 71. This accounting change has no direct effect on either the subsidiaries' ability to include the deferred items in future rate proceedings or on their ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which these subsidiaries operate. Further, the Company has reexamined the useful lives of certain assets corresponding to these subsidiaries. In July 1997, the depreciation rates associated with these assets were revised, which had the effect of increasing "Earnings Before Extraordinary Item" and "Net Earnings" by approximately $4.4 million ($.04 per share).

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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") to be effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face on the income statement for all entities with complex capital structures. The Company has computed basic and diluted earnings per share for the three month and nine month periods ended September 30, 1997 and 1996, respectively, following the guidance in FAS 128. The results are not materially different from the amounts presented in the Statement of Consolidated Operations.

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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $209.3 million and $284.0 million for the nine months ended September 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $52.9 million and $44.5 million for the nine months ended September 30, 1997 and 1996, respectively.

2. Inventories

     Inventories were as follows (millions of dollars):

                                                                                 September 30,      December 31,
                                                                                    1997                1996
                                                                                 -------------      ------------
                                                                                  (Unaudited)

   Refined products, crude oil and chemicals...............................      $     719.6         $    920.3
   Natural gas in underground storage......................................             33.8               77.7
   Coal, materials and supplies............................................            152.8              145.9
                                                                                 -----------         ----------
                                                                                 $     906.2         $  1,143.9
                                                                                 ===========         ==========

     Elements included in inventory cost are material, labor and manufacturing expense. Natural gas in underground storage at December 31, 1996 included $41.1 million which was transferred to Property, Plant and Equipment.

3. Notes Payable

     At September 30, 1997, the Company had $505.0 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at September 30, 1997 reflect $305.0 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was no such reclassification as of December 31, 1996.

4. Common Stock

     On September 30, 1997, 2,869,296 shares of Common Stock of the Company were reserved for stock option plans, 674,589 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 369,763 shares were reserved for conversion of outstanding Class A Common Stock and 20,954 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 18,674 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

     During 1997, the Company has granted 782,056 options to purchase Common Stock of the Company under stock option plans with exercise prices ranging from $47.06 to $54.37. The exercise prices are equal to the market price of the common shares at grant date.

5. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $    28.0   $      9.9    $    68.9   $    42.4
      Foreign.................................................          1.5          2.5          3.5         3.4
      State...................................................          2.2          2.9          9.8         9.8
                                                                  ---------   ----------    ---------   ---------
                                                                       31.7         15.3         82.2        55.6
                                                                  ---------   ----------    ---------   ---------

   Deferred Income Taxes:
      Federal.................................................          2.5            -         30.0           -
      Foreign.................................................           .7           .8          2.5         2.2
      State...................................................          1.0          (.9)          .4        (2.7)
                                                                  ---------   ----------    ---------   ---------
                                                                        4.2          (.1)        32.9         (.5)
                                                                  ---------   ----------    ---------   ---------

                                                                  $    35.9   $     15.2    $   115.1   $    55.1
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

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997 and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit.

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

     ANR Pipeline filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted ANR Pipeline's filing to place the new rates into effect May 1, 1994, subject to further modifications. ANR Pipeline submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of ANR Pipeline's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. On October 17, 1997, ANR Pipeline filed a comprehensive settlement that will, if approved, resolve all issues in the proceeding, as well as result in the voluntary dismissal of pending court appeals. Under the settlement ANR Pipeline agreed to place the settlement rates in effect on November 1, 1997, subject to the prospective restoration of ANR Pipeline's currently filed rates if the settlement is not approved. By order issued October 31, 1997, the FERC authorized ANR Pipeline to proceed on that basis. The settlement includes provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that will enable ANR Pipeline to charge higher rates for shippers electing to purchase such service. The settlement is either supported by or not opposed by all active parties in the proceeding. The FERC is expected to act on the settlement in early 1998.

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

     In May 1997, certain of ANR Pipeline's customers filed a motion with the FERC for immediate refund of approximately $77 million, which is related to ANR Pipeline's settlement with Dakota Gasification Company. ANR Pipeline has responded to the FERC, demonstrating that the customers' claim is grossly overstated by identifying the appropriate amounts to be refunded to its customers. On June 30, 1997, ANR Pipeline paid such refunds (totaling $21.1 million) to its customers, which amount is subject to further proceedings before the FERC.

     On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow CIG to enter into "negotiated rates" (rates which could exceed CIG's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. On October 16, 1997, the FERC approved an unopposed settlement filed by CIG that resolves all issues in this general rate case except the issues that are on appeal relating to the "negotiated rate" tariff provisions. The final settlement modifies the services provided by CIG, and the charges for those services. The final settlement does not take effect until the conclusion of any period for rehearing at the FERC or judicial review in the courts with respect to the FERC's order approving the settlement. Petitions for rehearing are due to be filed with the FERC on or before November 17, 1997. On October 16, 1997, the FERC also approved an unopposed interim settlement that implements (on an interim basis) the terms of the final settlement. The final settlement supersedes the interim settlement once the final settlement takes effect.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In its order responding to the remand (Order 636-C, issued February 27, 1997) the FERC: (1) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (2) reduced from 20-years to 5-years, the term "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. ANR Pipeline and CIG have sought rehearing and clarification of these holdings as they relate to past and future periods, and have also made the appropriate compliance filings with the FERC. ANR Pipeline's proposal to retain its current transition cost allocation level is subject to further proceedings before the FERC.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $313 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At 4 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

     On September 15, 1997, Javelina Company, a partnership in which Coastal Javelina, Inc., a subsidiary of the Company, is a partner and the operator of the facility, received a Notice of Violation ("NOV") from the EPA for alleged violations of limits in its Clean Water Act discharge permit. The NOV required Javelina Company to submit a report detailing what measures it has implemented to abate the alleged violations and to meet with the EPA to discuss why an enforcement action should not be taken for the alleged violations. Coastal Javelina, Inc. is currently discussing these allegations with the EPA. If the EPA were to initiate an action, the Company believes the EPA would seek penalties which, while not material to the Company, could exceed $100,000.

     On August 27, 1997, the EPA issued a NOV to Coastal Refining & Marketing, Inc., a subsidiary of the Company. The NOV alleged that six violations of the Clean Air Act were observed during inspections of the subsidiary's refinery in Corpus Christi, Texas conducted during March and April of 1996. On October 7, 1997, the EPA and Department of Justice demanded $375,000 as a penalty for these alleged violations. The subsidiary is currently discussing the matter with the EPA. If the EPA were to initiate an action, the Company believes the EPA would seek penalties which, while not material to the Company, could exceed $100,000.

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

                                                                                   Twelve Months Ended
                                                                            ------------------------------
                                                                            September 30,     December 31,
                                                                                1997              1996
                                                                            -------------     ------------
                                                                             (Unaudited)

      Net return on average common stockholders' equity..............           12.7%            14.8%
      Cash flow from operating activities to long-term debt..........           16.3%            15.9%
      Total debt to total capitalization.............................           54.1%            53.7%
      Times interest earned (before tax).............................            2.9              2.5

     The decrease in the net return on average common stockholders' equity ratio can be attributed to the extraordinary charge in the 1997 first quarter. The times interest earned ratio increase resulted from reduced interest expense in the 1997 period.

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

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at September 30, 1997 were as follows (millions of dollars):

         Short-term..................................     $     849.5
         Long-term*..................................           498.0
                                                          -----------
                                                          $   1,347.5
                                                          ===========

     *$52.4 million of unused long-term credit lines is dedicated to a specific use.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") to be effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face on the income statement for all entities with complex capital structures. The Company has computed basic and diluted earnings per share for the three month and nine month periods ended September 30, 1997 and 1996, respectively, following the guidance in FAS 128. The results are not materially different from the amounts presented in the Statement of Consolidated Operations.

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

                              Results of Operations

     The changes in the Company's earnings for the three and nine month periods ended September 30, 1997 in comparison to the same periods in 1996 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ----------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ----------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   275.4   $    942.0    $ 1,770.8   $ 2,870.5
      Refining, marketing and chemicals.......................      1,658.7      1,690.8      5,209.2     5,523.7
      Exploration and production..............................        127.3        103.4        411.8       308.7
      Coal....................................................         55.7        120.0        169.0       333.5
      Power...................................................         26.5         21.4         78.2        67.4
      Other...................................................          6.2          8.5         22.3        24.7
      Adjustments and eliminations............................         (6.8)      (100.0)      (232.9)     (304.5)
                                                                  ---------   ----------    ---------   ----------
                                                                  $ 2,143.0   $  2,786.1    $ 7,428.4   $ 8,824.0
                                                                  =========   ==========    =========   =========

     Operating Profit. The operating profit (loss) by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ----------  ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $    89.0   $     76.4    $   368.8   $   276.3
      Refining, marketing and chemicals.......................         53.7         17.5         45.6        75.8
      Exploration and production..............................         36.6         23.0        133.2        78.1
      Coal ...................................................          3.3         25.5         22.1        67.8
      Power...................................................           .3          2.1          6.2        12.3
      Other...................................................          (.1)         3.4          4.8         9.0
                                                                  ----------  ----------    ---------   ---------
                                                                  $   182.8   $    147.9    $   580.7   $   519.3
                                                                  =========   ==========    =========   =========

     Natural Gas. In September 1996, Coastal and Westcoast Energy Inc. ("Westcoast") jointly announced plans to form one of North America's largest marketers of natural gas and electricity through the combination of the operations of the two companies' related marketing and service subsidiaries. Agreements were concluded in February 1997, which created Engage Energy US, L.P. and Engage Energy Canada, L.P. ("Engage") in which Coastal and Westcoast indirectly own 50% each. Subsequent to the combination, Coastal's share of Engage's net earnings is included in other income-net.

     The decreases in operating revenues of $666.6 million for the third quarter and $1,099.7 million for the nine months ended September 30, 1997 can be primarily attributed to the Company's unregulated gas marketing operations which became a part of Engage. The revenues from those operations, which are not included in the Company's revenues after February 1997, resulted in decreases of $724.8 million and $1,597.9 million for the three month and nine month periods of 1997, respectively. Partially offsetting the decreases noted above in both periods were increased prices and volumes for gas sales, primarily during the first two months of 1997, and a $42.0 million gain recognized in connection with the Engage combination in the first quarter of 1997. Transportation, storage and gathering revenues also increased in both the three and nine month periods.

     Purchases decreased by $680.7 million for the three months and $1,174.7 million for the nine months ended September 30, 1997, primarily due to the combination of the unregulated gas marketing operations noted above, partially offset by increased prices and volumes for gas purchases, primarily in the first two months of 1997. Gross profit increased by $14.1 million and $75.0 million for the three months and nine months ended September 30, 1997.

     The operating profit increase of $12.6 million for the third quarter results from increased gas sales volumes of $6.4 million; increased transportation, storage and gathering revenues of $10.0 million; reduced depreciation, depletion and amortization of $5.4 million and other increases of $.8 million partially offset by decreased margins from gas sales of $5.1 million and reduced operating profit resulting from the combination of the gas marketing operations noted above of $4.9 million. For the nine month period, operating profit increased by $92.5 million due to increased gas sales volumes of $20.3 million; increased transportation, storage and gathering revenues of $12.7 million; reduced operating expenses of $30.8 million; decreased depreciation, depletion and amortization of $7.5 million; the $42.0 million gain discussed above and other increases of $2.7 million partially offset by lower gross margins from gas sales of $17.3 million and decreased operating profit of $6.2 million resulting from the combination of the gas marketing operations. The decrease in operating expenses for the nine month period resulted from reductions for gas purchase deferrals and recovery amortizations. The decrease in depreciation, depletion and amortization for the three month period results from the revision of depreciation for certain assets, as discussed in Note 1 to the Consolidated Financial Statements.

     Refining, Marketing and Chemicals. Operating revenues decreased by $32. l million in the 1997 third quarter and $314.5 million in the nine months ended September 30 1997 due to reduced volumes and prices. Purchases decreased by $68.0 million and $306.8 million in the three and nine month periods, respectively, also due to reduced prices and volumes, resulting in a gross profit increase of $35.9 million for the third quarter and a gross profit decrease of $7.7 million for the nine month period.

     The operating profit increase of $36.2 million for the third quarter results from increased margins of $56.7 million, decreased operating expenses of $1.9 million and other increases of $4.0 million partially offset by decreased volumes of $24.7 million and increased depreciation, depletion and amortization of $1.7 million. For the nine months ended September 30, 1997, operating profit decreased by $30.2 million due to reduced volumes of $63.2 million; increased operating expenses of $17.7 million; increased depreciation, depletion and amortization of $4.8 million; and other decreases of $1.1 million partially offset by increased margins of $56.6 million. Included in the operating profit for the 1997 nine month period is an inventory loss in the first quarter which resulted from falling product and crude oil prices. The increased operating expenses for the nine months are primarily due to increased fuel costs, maintenance and other expenses at the Company's refineries. The volume decreases can be partially attributed to the ongoing refocusing of the Company's marketing assets, which is eliminating marginal activities and expanding operations directly supporting the Company's core refining assets. The improved margins can be partially attributed to high refinery utilization levels and strong demand.

     Exploration and Production. Operating revenues increased by $23.9 million in the three months and $103.1 million in the nine months ended September 30, 1997 as a result of increased volumes and prices for natural gas. Production of natural gas was up 14% for the third quarter and 39% for the nine month period. Operating profit for the third quarter increased by $13.6 million as increased volumes of $6.7 million, higher prices of $3.5 million, $9.9 million from the effects of hedging activities and other increases of $3.5 million were partially offset by increases for operating expenses of $4.7 million and depreciation, depletion and amortization of $5.3 million. The operating profit increase of $55.1 million for the nine month period results from increased volumes of $62.3 million, higher prices of $37.6 million and other increases of $4.6 million partially offset by increases for depreciation, depletion and amortization of $32.2 million and operating expenses of $17.2 million. The higher operating expenses for both 1997 periods resulted primarily from increased levels of offshore activity and increased production. Increased production volumes in both 1997 periods resulted in the depreciation, depletion and amortization increases.

     Coal. Operating revenues from the coal segment decreased by $64.3 million in the third quarter and $164.5 million in the nine month period due primarily to the sale of the Company's Utah coal operations in December 1996. Operating profit decreased by $22.2 million in the third quarter due to reductions from the sale of the Utah coal operations of $15.2 million, lower prices of $2.5 million and decreased volumes of $1.7 million from the mines in the Eastern United States and other decreases of $2.8 million. The decrease in operating profit of $45.7 million for the nine months ended September 30, 1997 resulted from a decrease due to the sale of the Utah coal operations of $42.6 million, reduced prices for the Eastern mines of $5.8 million and other decreases of $8.1 million partially offset by volume increases of $1.8 million and the favorable resolution of a contingency in the first quarter of 1997 for $9.0 million. The other decreases for both periods result primarily from nonrecurring income related to the sale of coke from the Company's Aruba refinery.

     Power. The operating revenue increase of $5.1 million for the third quarter results from increased revenues related to the El Salvador operations. The $10.8 million increase for the nine month period ended September 30, 1997 results from increased revenues related to the El Salvador operations partially offset by a development fee in 1996. Operating profit for the quarter decreased by $1.8 million from the comparable 1996 three month period due primarily to increased development and administrative expenses related to the operations of joint venture projects. The operating profit decrease of $6.1 million for the nine month period resulted from the $3.5 million development fee noted above, decreases at a domestic cogeneration plant of $1.4 million due primarily to mechanical problems and other decreases of $1.2 million. The other decreases are due to increases for development and administrative expenses.

     Most of the plants in which the Power segment has investments are partially-owned, thus the equity earnings from these plants are classified as other income-net rather than operating profit. Equity income from partially-owned plants amounted to $11.0 million for the third quarter of 1997, compared with $8.3 million for the same period in 1996. For the nine months, equity earnings were $25.5 million and $17.0 million in 1997 and 1996, respectively. The increased equity earnings are due to improved earnings from plants in operation during 1996 as well as additional plants now in operation.

     Other Income-Net. The decrease of $1.4 million for the third quarter results primarily from dividends on preferred stock of subsidiaries. The nine months' increase of $5.5 million results primarily from increased equity income from investments partially offset by dividends on preferred stock of subsidiaries.

     Interest and Debt Expense. Interest and debt expense decreased by $9.6 million in the three month period and $47.9 million in the nine month period due to reduced rates and lower debt levels.

     Taxes on Income. Federal income taxes increased by $20.6 million in the 1997 third quarter and $56.5 million in the nine month period as a result of increased earnings before taxes and a higher effective federal income tax rate. State and foreign income taxes increased by $.1 million in the three months and $3.5 million in the nine months ended September 30, 1997.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $313 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At 4 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiaries' activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

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

Item 2.B. Other Developments.

     In October 1997, Coastal announced that one of its subsidiaries completed agreements with the state government of Victoria in Australia to build, own and operate a 104-mile natural gas pipeline in Western Victoria, about 250 miles west of Melbourne. This project will be the first privately owned and operated transmission pipeline in Victoria. Construction of the pipeline is scheduled to begin in November of 1997, and it is currently anticipated to be completed by mid-1998.

     In October 1997, Coastal announced that its exploration and production subsidiary, Coastal Oil & Gas Corporation ("COG"), drilled a potentially significant gas discovery well in Wharton County, Texas. Two intervals in the well tested at a combined flowing rate of 21.7 million cubic feet of gas per day ("Mmcf/d"). Actual production history and additional seismic data will be required to more fully evaluate the well's potential. COG, the operator of the well, holds a 55% working interest in the well and in approximately 16,000 acres in the immediate area of the well.

     In September 1997, the Company announced that it has acquired an 11% equity and capacity interest in the Alliance Pipeline Project for approximately $127 million. The Alliance Pipeline Project is a proposed 1,900 mile pipeline designed to carry 1.325 billion cubic feet of natural gas per day from western Canada to the Chicago area, along with an associated natural gas liquids extraction plant. Service is currently anticipated to commence in 1999, subject to receipt of satisfactory regulatory approvals.

     In September 1997, the Company announced that one of its subsidiaries is a 25% equity holder in the partnership DirectLink Gas Marketing Company ("DirectLink"). The other partners, who each hold 25% equity interests, are The Williams Company, Inc., MidCon Corporation and National Fuel Gas Company. DirectLink is a natural gas marketing partnership which will buy, sell and ship natural gas to markets in the Midwestern and eastern United States. DirectLink has entered into a precedent agreement for 500 Mmcf/d of natural gas on the Independence Pipeline. The Independence Pipeline is a proposed 370 mile pipeline that is estimated to be in service in November 1999.

     In September 1997, CIG filed an application with the FERC for authorization to construct the Campo Lateral, a new 115-mile, 16-inch pipeline connecting CIG's Picketwire Lateral near Trinidad, Colorado, with CIG's mainline in Baca County, Colorado. The cost of the project is estimated to be approximately $20.7 million, with an initial transportation capacity of 100 Mmcf/d out of the Raton Basin in southern Colorado. The projected in-service date of the full expansion is during the third quarter of 1998, subject to receipt of satisfactory regulatory approvals.

     During the third quarter of 1997, CIG completed construction and placed into service additional compression at its Muddy Gap, Wyoming location. This compression, along with the 18 mile Cave Gulch Lateral placed in service last year, increased CIG's capacity on its Wind River Lateral by 68 Mmcf/d.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

     The information required hereunder is incorporated by reference into Part II of this Report from Note 7 of the Notes to Consolidated Financial Statements and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         11 - Statement re Computation of Per Share Earnings.
         27 - Financial Data Schedule.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE COASTAL CORPORATION
                                                        (Registrant)

                                                       COBY C. HESSE
Date:  November 11, 1997                  By:----------------------------------
                                                       Coby C. Hesse
                                                  Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

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

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                  ----------------------    ---------------------
                                                                     1997        1996         1997         1996
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

COMMON STOCK AND EQUIVALENTS:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    76.1   $     54.3    $   157.3   $   182.2
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,643      105,189      105,528     105,041
Class A common shares.........................................          372          387          376         392
Common share equivalents:
   $1.19 Cumulative Convertible Preferred, Series A*..........          215          223          218         223
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................          994          600          844         574
                                                                  ---------   ----------    ---------   ---------
Average common and common equivalent shares...................      107,224      106,399      106,966     106,230
                                                                  =========   ==========    =========   =========

Net earnings per average common and common
   equivalent share outstanding:
   Earnings before extraordinary item.........................    $     .71   $      .51    $    2.32   $    1.83
   Extraordinary item.........................................            -            -         (.85)       (.11)
                                                                  ---------   ----------    ---------   ---------
   Net earnings...............................................    $     .71   $      .51    $    1.47   $    1.72
                                                                  =========   ==========    =========   =========

ASSUMING FULL DILUTION:
Net earnings applicable to common stock and
   common stock equivalents...................................    $    76.1   $     54.3    $   157.3   $   182.2
Dividends applicable to dilutive preferred stock:
   Series B...................................................            -            -           .1          .1
   Series C...................................................            -            -           .1          .1
                                                                  ---------   ----------    ---------   ---------
Adjusted net earnings assuming full dilution..................    $    76.1   $     54.3    $   157.5   $   182.4
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      105,643      105,189      105,528     105,041
Class A common shares.........................................          372          387          376         392
Common and Class A common share equivalents:
   Series A Preferred Stock*..................................          215          223          218         223
Equivalent common and Class A shares from
   Series B and C Preferred Stock*............................          487          514          496         514
Dilutive effect of outstanding stock options after
   application of treasury stock method*......................        1,104          617        1,104         630
                                                                  ---------   ----------    ---------   ---------
Fully diluted shares..........................................      107,821      106,930      107,722     106,800
                                                                  =========   ==========    =========   =========

Fully diluted earnings per share:
   Earnings before extraordinary item.........................    $     .71   $      .51    $    2.30   $    1.82
   Extraordinary item.........................................            -            -         (.84)       (.11)
                                                                  ---------   ----------    ---------   ---------
   Net earnings**.............................................    $     .71   $      .51    $    1.46   $    1.71
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