Form 10-K
period 1997-12-31
COASTAL CORP
filed 1998-03-30
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997 or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 1998, there were outstanding 105,779,387 shares of common stock, 364,284 shares of Class A common stock, 57,537 shares of $1.19 Cumulative Convertible Preferred Stock, Series A, 66,744 shares of $1.83 Cumulative Convertible Preferred Stock, Series B, 29,204 shares of $5.00 Cumulative Convertible Preferred Stock, Series C and 8,000,000 shares of $2.125 Cumulative Preferred Stock Series H, of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $5.98 billion, based on the closing prices in the daily composite list for transactions on the New York Stock Exchange and other markets.

Documents incorporated by reference:

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, referred to in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

Item No.                                                                    Page

              Glossary......................................................(ii)

                                     PART I

       1.     Business......................................................   1
                  Introduction..............................................   1
                  Natural Gas Systems.......................................   1
                      Operations............................................   1
                      ANR Pipeline..........................................   3
                      Colorado..............................................   3
                      ANR Storage Company...................................   4
                      Gas System Reserves...................................   4
                      Alliance Pipeline Project.............................   5
                      Wyoming Interstate Company, Ltd.......................   5
                      Great Lakes Gas Transmission Limited Partnership......   6
                      Unregulated Gas Operations............................   6
                      Regulations Affecting Gas Systems.....................   6
                  Refining, Marketing and Distribution, and Chemicals.......   9
                  Exploration and Production................................  12
                  Coal......................................................  17
                  Power.....................................................  18
                  Other Operations..........................................  20
                  Competition...............................................  20
                  Environmental.............................................  20
       2.     Properties....................................................  22
       3.     Legal Proceedings.............................................  22
       4.     Submission of Matters to a Vote of Security Holders...........  23

                                     PART II

       5.     Market for the Registrant's Common Equity and Related
                    Stockholder Matters ....................................  24
       6.     Selected Financial Data.......................................  25
       7.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...............................  25
       7A.    Quantitative and Qualitative Disclosures About Market Risk....  25
       8.     Financial Statements and Supplementary Data...................  25
       9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................  25

                                    PART III

       10.    Directors and Executive Officers of the Registrant............  26
       11.    Executive Compensation........................................  27
       12.    Security Ownership of Certain Beneficial Owners and
                    Management..............................................  27
       13.    Certain Relationships and Related Transactions................  27

                                     PART IV

       14.    Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K................................................  28



                                       (i)

                                    GLOSSARY


"AICPA" means American Institute of Certified Public Accountants
"ANR Pipeline" means ANR Pipeline Company and its subsidiaries
"ANR Storage" means ANR Storage Company and its subsidiaries
"Bcf" means billion cubic feet
"BTU" means British thermal unit
"CIG" or "Colorado" means Colorado Interstate Gas Company and its subsidiaries "Coastal" or "Company" means The Coastal Corporation and its subsidiaries "EPA" means Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Great Lakes" means Great Lakes Gas Transmission Limited Partnership "Huddleston" means Huddleston & Co., Inc., Houston, Texas - Volumes in the
       Huddleston Report are at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
"Long tons" means weight measurement of 2,240 pounds
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services
"TransCanada" means TransCanada PipeLines Limited
"WIC" means Wyoming Interstate Company, Ltd.
"Working Gas" means that volume of gas available for withdrawal from natural gas storage fields and use by the Company's customers

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

This Annual Report includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including commodity prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized.

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

                                      (ii)

                                     PART I

Item 1.    Business.

                                  INTRODUCTION

      Coastal, acting through its subsidiaries, is a diversified energy holding company with subsidiary operations in natural gas gathering, marketing, processing, storage and transmission; petroleum refining, marketing and distribution and chemicals; gas and oil exploration and production; coal mining; and power. The Company was incorporated under the laws of Delaware in 1972 to become the successor parent, through a corporate restructuring, of a corporate enterprise founded in 1955. The Company employed approximately 13,200 persons as of December 31, 1997.

      Annual Reports on Form 10-K for the year ended December 31, 1997 are also filed by Coastal's subsidiaries, ANR Pipeline and Colorado. Such reports contain additional details concerning the reporting organizations.

      The operating revenues and operating profit of the Company by industry segment for the years ended December 31, 1997, 1996 and 1995, and the related identifiable assets as of December 31, 1997, 1996 and 1995, are set forth in
Note 9 of the Notes to Consolidated Financial Statements included herein. Information concerning inventories is set forth in Note 2 of the Notes to Consolidated Financial Statements included herein.



                               NATURAL GAS SYSTEMS

OPERATIONS

General

      Natural gas operations involve the production, purchase, gathering, processing, transportation, balancing, storage, marketing and sale of natural gas to and for utilities, industrial customers, marketers, producers, distributors, other pipeline companies and end users.

      ANR Pipeline is involved in the transportation, storage, gathering and balancing of natural gas. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas, Wisconsin and offshore in federal waters. ANR Pipeline operates two offshore gas pipeline systems in the Gulf of Mexico which are owned by High Island Offshore System and U-T Offshore System, general partnerships composed of ANR Pipeline subsidiaries and subsidiaries of other companies. ANR Pipeline also operates Empire State Pipeline, an intrastate pipeline extending from Niagara Falls to Syracuse, New York, in which an affiliate of ANR Pipeline has a 50% interest.

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

      ANR Pipeline's principal pipeline facilities at December 31, 1997 consisted of 10,611 miles of pipeline and 75 compressor stations with 1,030,069 installed horsepower. At December 31, 1997, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 5.9 Bcf per day.

      Colorado is involved in the production, purchase, gathering, processing, transportation, storage and sale of natural gas. Colorado's gas transmission system extends from gas production areas in the Texas Panhandle, western Oklahoma and western Kansas, northwesterly through eastern Colorado to the Denver area, and from production areas in Montana, Wyoming and Utah, southeasterly to the Denver area. Colorado's gas gathering and processing facilities are located throughout the production areas adjacent to its transmission system. Most of Colorado's gathering facilities connect directly to its transmission system, but some gathering systems are connected to other pipelines. Colorado also has minor gathering facilities located in New Mexico. Colorado owns four underground gas storage fields; three located in Colorado, and one in Kansas.

      Colorado's principal transmission and storage pipeline facilities, including certain facilities in the Panhandle Field of Texas ("Panhandle Field"), at December 31, 1997 consisted of 4,160 miles of pipeline and 59 compressor stations with approximately 302,000 installed horsepower. At December 31, 1997, the design peak day gas delivery capacity of the transmission system was approximately 2.0 Bcf per day. The underground gas storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 775 MMcf.

      Colorado's gathering facilities, excluding certain FERC regulated facilities in the Panhandle Field, consist of 2,327 miles of gathering lines and approximately 50,700 horsepower of compression. Colorado owned and operated five gas processing plants in 1997. These plants, with a total operating capacity of approximately 512 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

      The Company has formed certain subsidiaries to conduct its unregulated natural gas business. Additional information is set forth in "Unregulated Gas Operations," presented below.

Competition

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

      In recent years the FERC has issued orders which have resulted in more competition within the natural gas industry. This competition has intensified, resulting in more rate competition among pipelines in order to increase and maintain market share and maximize capacity utilization. ANR Pipeline and Colorado's transportation and storage services are influenced by their respective customers' access to alternative service providers and the price of such services. The FERC's orders have also resulted in competition between ANR Pipeline and Colorado and their respective customers by allowing the customers to resell their unused capacity.

      ANR Pipeline competes in its historical market areas of Wisconsin and Michigan with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. ANR Pipeline also faces competition in the Northeast markets from other interstate pipelines in serving electric generation and local distribution companies. Increasingly, ANR Pipeline also competes with independent producers and other companies seeking to construct interstate transmission facilities and with a number of marketing companies which aggregate capacity released by firm shippers for the purpose of managing gas requirements for end users. Additionally, Colorado competes with interstate and intrastate pipeline companies in the sale, transportation and storage of natural gas and with independent producers, brokers, marketers, and other pipelines in the gathering, processing and sale of gas within its service area.

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

      ANR Pipeline transports gas to markets on its system and also transports gas to other markets off its system under transportation and exchange arrangements with other companies, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users. Transportation service revenues amounted to $497 million for 1997 compared to $510 million for 1996 and $572 million for 1995. During 1997, approximately 28% of ANR Pipeline's transportation service revenues were from its three largest customers: Wisconsin Gas Company, Wisconsin Electric Power Company Inc. and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Electric Power Company Inc. serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1997, ANR Pipeline provided approximately 70% and 30% of the total gas requirements of Wisconsin and Michigan, respectively.

      ANR Pipeline's system deliveries for the years 1997, 1996 and 1995 were as follows:

                         Total System            Daily Average
             Year         Deliveries           System Deliveries
             ----         ----------           -----------------
                             (Bcf)                  (MMcf)

             1997            1,424                   3,901
             1996            1,517                   4,145
             1995            1,404                   3,847

Gas Storage

      ANR Pipeline has approximately 208 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 3 Bcf as late as the end of February. Working gas storage capacity operated by ANR Pipeline of 133 Bcf is available from seven owned and eight leased underground storage facilities in Michigan. In addition, ANR Pipeline has the contracted rights for 75.4 Bcf of working gas storage capacity of which 45.4 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage. Gas storage revenues amounted to $146 million for 1997 as compared to $131 million for both 1996 and 1995.


COLORADO

Gas Sales, Storage and Transportation

      Colorado's unincorporated Merchant Division conducts most of Colorado's sales activity. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division. Additionally, Colorado has engaged in "open access" storage and transportation of gas owned by third parties.

      Pursuant to an operating agreement with an affiliate, Colorado operates the Young Gas Storage Field located in northeastern Colorado. When fully developed in the 1998-99 heating season, the field will have a working gas storage capacity of 5.3 Bcf, with a peak day delivery capacity of approximately 200 MMcf per day. Such capacity is fully subscribed under 30-year contracts.

      Colorado's deliveries for the years 1997, 1996 and 1995 were as follows:

                         Total System            Daily Average
             Year         Deliveries           System Deliveries
             ----         ----------           -----------------
                             (Bcf)                  (MMcf)

             1997             486                    1,333
             1996             475                    1,298
             1995             456                    1,248

Gas Gathering and Processing

      Colorado provides gathering and processing services on an "unbundled" or stand-alone basis. Colorado's processing terms are not regulated by the FERC, but Colorado is required to provide "open access" to its two regulated processing facilities. The gathering that Colorado provides in the Panhandle Field continues to be regulated by the FERC, and Colorado is limited to charging rates between minimum and maximum levels approved by the FERC. The gathering (and processing) that Colorado's subsidiary, CIG Field Services Company, provides is not regulated by the FERC.

      The gas processing plants recovered approximately 55 million gallons of liquid hydrocarbons in 1997 compared to 66 million gallons in 1996, and 81 million gallons in 1995, as well as 500 long tons of sulfur in 1997, compared to` 3,100 long tons in 1996 and 4,600 long tons in 1995. Additionally, Colorado processed approximately 24 million gallons of liquid hydrocarbons owned by others in 1997 compared to approximately 6 million gallons in both 1996 and 1995.

      Colorado operates two helium processing facilities, one located in eastern Colorado and the other in the western Oklahoma panhandle area. These helium facilities are joint venture/partnership arrangements which are partially owned by affiliates of Colorado. Colorado also operates two gas processing plants for affiliates.


ANR STORAGE COMPANY

      ANR Storage develops and operates natural gas storage reservoirs to store gas for customers. ANR Storage owns four underground storage fields and related facilities in northern Michigan, the working storage capacity of which is approximately 56 Bcf, including 30 Bcf which is contracted to ANR Pipeline. ANR Storage also owns indirectly a 50% equity interest in two, and a 75% equity interest in one, joint venture owned and operated storage facilities located in Michigan and New York with a total working storage capacity of approximately 65 Bcf. All of the jointly owned capacity is committed under long-term contracts, including 45.4 Bcf which is contracted to ANR Pipeline.


GAS SYSTEM RESERVES

ANR Pipeline

      With the termination of its merchant service, ANR Pipeline no longer reports on gas system reserves and, therefore, this report has been replaced by a general discussion set forth in "Producing Area Deliverability," presented below.

Producing Area Deliverability

      Shippers on ANR Pipeline have direct access to the two most prolific gas producing areas in the United States, the Gulf Coast and Midcontinent. Statistics published by the Energy Information Agency, Office of Oil and Gas, U.S. Department of Energy, indicate that approximately 80% of all natural gas in the lower 48 states is produced from these two areas.

      In addition, interconnecting pipelines provide shippers, in general, with access to all other major gas producing areas in the United States and Canada. An interconnection with Colorado, an affiliate of ANR Pipeline, provides ANR Pipeline shippers with access to the Rocky Mountain producing area. Rocky Mountain production contributes approximately 14% of total gas production in the lower 48 states. Gas produced in Western Canada, nearly 100% of all Canadian gas production, is accessible to ANR Pipeline shippers through interconnections with Great Lakes and Viking Gas Transmission Company.

      Gas deliverability available to shippers on ANR Pipeline's system from the Midcontinent and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,200 MMcf per day. An additional 203 MMcf per day of deliverability is accessible to shippers on ANR Pipeline-owned or partially owned pipeline segments not directly connected to an ANR Pipeline mainline.

      ANR Pipeline remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1997, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed over 1,400 MMcf per day to total deliverability accessible to shippers on ANR Pipeline's pipeline system.

Colorado

      Colorado has reported in its Form 10-K for the year ended December 31, 1997, its gas system reserves based on information prepared by Huddleston, the Company's independent engineers. Additional information is set forth in "Reserves Dedicated to a Particular Customer," presented below.

Reserves Dedicated to a Particular Customer

      Colorado is committed to sell gas to Pioneer Natural Resources USA, Inc., ("Pioneer"), formerly Mesa Operating Company, a customer, under a 1928 agreement as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production may be taken for customers other than Pioneer.


ALLIANCE PIPELINE PROJECT

      In September 1997, Coastal acquired both an 11% equity and capacity position in the corporations and partnerships comprising the Alliance Pipeline project ("Alliance"), and subsequently increased its equity participation to 14.4% in February, 1998. Alliance is expected to connect major Canadian natural reserves in Alberta and British Columbia via a $3.0 billion (US), 1,900 mile large diameter high pressure pipeline to Chicago, Illinois. The project has been fully subscribed for the firm capacity of 1.325 Bcf per day under 15 year contracts. The Alliance partnerships are currently in the process of securing all necessary environmental permits and regulatory approvals from the National Energy Board and the FERC. With timely approvals, the project is estimated to be placed in service as early as the year 2000.


WYOMING INTERSTATE COMPANY, LTD.

      WIC, a limited partnership owned by two wholly owned Coastal subsidiaries, owns a 269-mile, 36-inch diameter pipeline across southern Wyoming. It currently has a throughput capacity of approximately 700 MMcf of gas daily. The WIC pipeline connects with an 88-mile western segment in which a Coastal subsidiary has a 10% interest and is the center section of the 800-mile Trailblazer pipeline system built by a group of companies to move gas from the Overthrust Belt and other Rocky Mountain areas to supply midwestern and eastern markets. WIC is also connected to Colorado's pipeline facilities and Colorado has received FERC approval to continue to hold its capacity in WIC for Colorado's operational needs as well as for certain third parties. Colorado and other companies for which the WIC line transports gas have entered into long-term contracts having demand volumes totaling 685 MMcf daily. In 1997, the WIC line transported an average of 546 MMcf daily, compared to 486 MMcf daily and 455 MMcf daily in 1996 and 1995, respectively. In 1997, WIC completed an expansion project which increased its capacity by 40% to approximately 700 MMcf per day. In December 1997, WIC filed with the FERC to undertake further expansion of facilities which will result in an increase of WIC's capacity to approximately 750 MMcf. The announced expansion will be accomplished by adding 7,380 horsepower of compression at WIC's Laramie and Cheyenne, Wyoming compressor stations, which, in turn, will create additional capacity of 52 MMcf per day on the Powder River Basin Lateral owned and operated by Colorado. The in-service date for WIC's proposed expansion, subject to receipt of regulatory approvals, is expected to be November 1998.


GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

      Coastal and TransCanada, a non-affiliated company, each own 50% of Great Lakes which owns a 2,000-mile, 36-inch diameter gas pipeline system from the Manitoba-Minnesota border to an interconnection on the Michigan-Ontario border at St. Clair, Michigan. Great Lakes transported 921 Bcf in 1997 as compared to 933 Bcf in 1996 and 953 Bcf in 1995. Great Lakes has long-term contract commitments to transport a total of 1.4 Bcf per day for TransCanada and affiliates. It also transports up to 800 MMcf per day primarily for United States markets, including 150 MMcf per day to Coastal affiliates. Great Lakes exchanges gas with ANR Pipeline by delivering gas in the upper peninsula of Michigan and receiving an equal amount of gas in the lower peninsula of Michigan.


UNREGULATED GAS OPERATIONS

      Coastal, primarily through two subsidiaries, Coastal Field Services Company ("CFSC") and Coastal Gas International Company ("CGI"), operates the Company's unregulated natural gas business, including certain of Coastal's natural gas gathering and processing, gas supply and marketing activities.

      CFSC owns or operates for various affiliates domestic gathering and processing assets in Alabama, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, Texas, Utah and Wyoming. CFSC gathered approximately 1 Bcf per day of gas in both 1997 and 1996. CFSC and its affiliates have an ownership interest in 10 gas processing plants, 7 of which are operated by CFSC. CFSC's equity share of liquid hydrocarbons production was more than 25,000 barrels per day in 1997 compared with almost 23,000 barrels per day in 1996.

      In December of 1997, Coastal Dauphin Island Company, L.L.C., an affiliate of CFSC, exercised its option to acquire an approximate 13.6% interest in a 600 MMcf per day cryogenic gas processing plant and an associated 40 megawatt power generation plant, both to be constructed in Mobile County, Alabama.

      CGI conducts the international unregulated natural gas operations of the Company. Coastal Gas Pipelines Victoria Pty Ltd., an affiliate of CGI, is constructing a 104 mile transmission pipeline in Victoria, Australia. Construction began in late 1997 and is scheduled to be completed in 1998. CGI and its affiliates are pursuing additional gas projects in Australia and various other parts of the world.

      In February 1997, Coastal and Westcoast Energy Inc. ("Westcoast") jointly formed one of North America's largest marketers of natural gas and electricity through the combination of the two companies' related marketing and services businesses. The combination created new entities, Engage Energy US, L.P. in the United States and Engage Energy Canada, L.P. in Canada, in which Coastal and Westcoast each indirectly own 50%.


REGULATIONS AFFECTING GAS SYSTEMS

General

      Under the NGA, the FERC has jurisdiction over ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes as to sales, transportation, storage, balancing of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the FERC has certificate authority over gas sales for resale in interstate commerce, but under Order 636, has determined that it will not regulate pipeline sales rates. Additionally, the FERC has asserted rate-regulation (but not certificate regulation) over gathering services provided by interstate pipeline companies such as Colorado. ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes hold certificates of public convenience and necessity issued by the FERC covering their jurisdictional facilities, activities and services. Certain other affiliates of the Company are subject to the jurisdiction of state regulatory commissions in states where their facilities are located.

      ANR Pipeline, Colorado, WIC, ANR Storage and Great Lakes are also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of their interstate gas transmission and storage facilities by the Department of Transportation. Additionally, subsidiaries of the Company are subject to similar safety requirements from the Department of Labor's Occupational Safety and Health Administration related to their processing plants. Operations on United States government land are regulated by the Department of the Interior.

      On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity. The matter is pending review, following rounds of extensive public comments.

      In late 1997, the FERC initiated a public conference in order to solicit comments from interested parties addressing the financial health of the pipeline industry in the new competitive environment created by Order 636. Among other things, the FERC is reviewing its current policies for setting the rates of return on pipeline investment for possible improvements.

Rate Matters

      Certain of the Company's subsidiaries' service options are subject to rate regulation by the FERC. Under the NGA, these subsidiaries must file with the FERC to establish or adjust their services and their rates. The FERC may also initiate proceedings to determine whether these subsidiaries' rates are "just and reasonable."

      On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" (the "Policy") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy. Colorado has made such filing and the FERC has accepted that tariff filing. Under this Policy, a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. Some parties have sought judicial review of the FERC's acceptance of Colorado's tariff filing to implement negotiated rates, but Colorado's tariff sheet remains in effect pending review. Colorado has filed for judicial review of FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

      In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In its order responding to the remand (Order 636-C, issued February 27, 1997) the FERC: (1) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (2) reduced from 20 years to five years, the term "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. ANR Pipeline and Colorado have sought rehearing and clarification of these holdings as they relate to past and future periods, and have also made the appropriate compliance filings with the FERC. ANR Pipeline's proposal to retain its current transition cost allocation level to interruptible service was accepted by the FERC as part of an uncontested settlement following further proceedings before the FERC.

      ANR Pipeline. From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, ANR Pipeline filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved ANR Pipeline's refund allocation methodology and ANR Pipeline, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of ANR Pipeline's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC. In March 1997, an Initial Decision was issued, which adopted most of ANR Pipeline's positions. On March 12, 1998, the FERC affirmed the Initial Decision in almost all aspects. Parties may seek rehearing in 30 days.

      ANR Pipeline filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted ANR Pipeline's filing to place the new rates into effect May 1, 1994, subject to further modifications. ANR Pipeline submitted revised rates in compliance with this order in October 1994. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of ANR Pipeline's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. On October 17, 1997, ANR Pipeline filed a comprehensive settlement that will resolve all issues in the proceeding, as well as result in the voluntary dismissal of pending court appeals. Under the settlement, ANR Pipeline agreed to place the settlement rates in effect on November 1, 1997, subject to the prospective restoration of ANR Pipeline's currently filed rates (subject to refund) if the settlement is not approved. By order issued October 31, 1997, the FERC authorized ANR Pipeline to proceed on that basis. The settlement includes provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that will enable ANR Pipeline to charge higher rates for shippers electing to purchase such service. The settlement is either supported by or not opposed by all active parties in the proceeding. By order issued February 13, 1998, the FERC approved the settlement in all respects, other than the proposed new short-term firm service. The FERC also addressed two of the three reserved matters that the parties had requested it decide on the merits. On March 16, 1998, ANR Pipeline filed written notification with the FERC that the order on the settlement was acceptable to ANR Pipeline and all parties, and the settlement became effective as of such date. The approved settlement includes a stipulation that ANR Pipeline will refund $66.6 million, which includes interest, for rates collected during the period its proposed rates were in effect. Pursuant to the settlement, all refunds must be remitted within thirty days of the effective date. During the period the proposed rates were in effect, ANR Pipeline estimated and recorded provisions for potential rate refunds, which exceed the final refund requirements.

      The FERC has also issued a series of orders in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, ANR Pipeline filed with the FERC to increase its discount recovery adjustment in its rate proceeding. ANR Pipeline also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which appeals were dismissed as premature in light of the pending general rate increase proceeding discussed above. As a result of the rate case settlement described above, ANR Pipeline can no longer pursue such judicial review of the specific orders involved.

      In May 1997, certain of ANR Pipeline's customers filed a motion with the FERC for immediate refund of approximately $77 million, which is related to ANR Pipeline's settlement with Dakota Gasification Company. ANR Pipeline responded to the FERC, demonstrating that the customers' claim is grossly overstated by identifying the appropriate amounts to be refunded to its customers. On June 30, 1997, ANR Pipeline paid such refunds (totaling $21.1 million) to its customers. On December 2, 1997, the FERC issued an order rejecting the customers' claims, and found that ANR Pipeline had properly calculated the level of refunds due to the customers. The FERC's decision on this matter is now final because the customers did not seek rehearing.

      Colorado. On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow Colorado to enter into "negotiated rates" (rates which could exceed Colorado's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. On October 16, 1997, the FERC approved an unopposed settlement filed by Colorado that resolves all issues in this general rate case except the issues that are on appeal relating to the

"negotiated rate" tariff provisions. The final settlement modifies the services provided by Colorado, and the charges for those services. The final settlement became effective on November 17, 1997, and is no longer subject to review by the FERC or subject to any judicial review. Colorado has now made refunds of amounts collected which were in excess of the final settlement rates. The appeal of the "negotiated rate" provision has been consolidated with other appeals involving the same issues, and is being held in abeyance by the United States Court of Appeals for the D. C. Circuit. Pending completion of judicial review, the "negotiated rate" tariff provisions are fully effective, although during 1997 Colorado did not enter into any "negotiated rate" transactions.

      WIC. On May 30, 1997, WIC filed at the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing to become effective December 1, 1997, subject to refund. In the event the case cannot be settled, a hearing before a FERC Administrative Law Judge is currently scheduled for May 5, 1998.

      Certain of the above regulatory matters and other regulatory issues remain unresolved among Colorado, ANR Pipeline, ANR Storage and WIC, subsidiaries of the Company, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.



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

Refining

      Subsidiaries of the Company operated their refineries at 89% of average combined capacity in 1997 compared to 97% in 1996 and at 88% in 1995. The aggregate sales volumes (millions of barrels) of Coastal's wholly owned refineries for the three years ended December 31, 1997 were 160.7 (1997), 160.4
(1996) and 142.3 (1995). Of the total refinery sales in 1997, 27% was gasoline, 48% was middle distillates, such as jet fuel, diesel fuel and home heating oil, and 25% was heavy industrial fuels and other products.

      At December 31, 1997, average daily throughput and storage capacity at the Company's wholly owned refineries are set forth below:

Refinery                Location                                              Average Daily
--------                --------                            Daily         Throughput (Barrels)           Storage
                                                          Capacity     --------------------------       Capacity
                                                          (Barrels)       1997            1996          (Barrels)
                                                          ---------    -----------    -----------       ---------

Aruba                   Aruba                              210,000         180,600        188,200        15,300,000
Corpus Christi          Corpus Christi, Texas              100,000          87,100         91,300         7,100,000
Eagle Point             Westville, New Jersey              140,000         133,400        133,600        10,700,000
Mobile                  Mobile, Alabama                     18,000          12,900         14,000           600,000
                                                           -------         -------        -------        ----------
                             Total                         468,000         414,000        427,100        33,700,000

In 1997, the Company sold its idled Hercules, California refinery.

      In addition, Coastal's international operations include a minority interest, through a foreign subsidiary, in a refinery located in Hamburg, Germany which has a refining capacity of 100,000 barrels per day and a storage capacity of 1,800,000 barrels for crude oil and 5,200,000 barrels for products.

      The Company's refineries produce a full range of petroleum products ranging from transportation fuels to paving asphalt. The refineries are operated to produce the particular products required by customers within each refinery's geographic area. In 1997, the products emphasized included premium gasolines and products for specialty markets such as petrochemical feedstocks, aviation fuels and asphalt.

      In October 1997, the Company entered into a memorandum of understanding with Maraven S.A., a subsidiary of Venezuela's state-owned oil company, Petroleos de Venezuela S.A., to form a joint venture to produce, refine and market extra heavy crude from the Zuata region of Venezuela's Orinoco belt. The joint venture would install a facility for upgrading the extra heavy crude to synthetic crude (syncrude) in Venezuela. After conversion, the syncrude would be shipped to Coastal's refinery in Corpus Christi. It is anticipated that such joint venture, which must be approved by the Venezuelan Congress as well as Coastal, would acquire the Corpus Christi facility from Coastal.

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

      Coastal's St. Helens chemical plant, located in St. Helens, Oregon, has the capacity to produce 300 tons per day of anhydrous ammonia, 370 tons per day of urea and 185 tons per day of urea/ammonium nitrate solutions. Approximately 55% of the plant's production is sold as industrial products and 45% as agricultural products.

      Sales volumes for the three years ended December 31, 1997, are set forth below (thousands of tons):

                                                                                  1997         1996         1995
                                                                                --------     --------     --------

      Agricultural Sales...................................................          340          276           242
      Industrial Sales.....................................................          566          608           445
      MTBE.................................................................          223          204           203
                                                                                   -----        -----         -----

           Total ..........................................................        1,129        1,088           890
                                                                                   =====        =====         =====

      Coastal Chem and the St. Helens plant compete with many nitrogen and MTBE producers across the United States and Canada. The Company's strengths are product quality, service, and dependability. Coastal Chem and the St. Helens plant produce commodity products with strong price competition. Reduced rail rates on long hauls has encouraged competition from Canadian and eastern U.S. producers.

      The Company's petrochemical facility in Montreal East, Quebec, Canada, has the capacity to produce 330,000 tons per year of paraxylene, a component used in the manufacturing of polyester fibers and containers. The Montreal East plant holds a competitive position due to the size of the facility, the Company's low initial investment, long-term contracts, and a readily available feedstock base provided by the Company's New Jersey refinery. Production (tons) shipped and sold from the plant for the three years ended December 31, 1997 was 338,400
(1997), 289,100 (1996) and 246,200 (1995).

      The Company's 650 tons per day anhydrous ammonia facility located in Oyster Creek, Texas began operation in the first quarter of 1998. This plant is located adjacent to and will supply a number of major chemical facilities.

Marketing and Distribution

      Refined Products Marketing. Sales volumes for distribution activities of Coastal subsidiaries, including products from Company refineries and purchases from other suppliers, for the three years ended December 31, 1997, are set forth below (thousands of barrels):

Type of Sale                                                                 1997          1996           1995
------------                                                               --------     ---------      ---------

Company Produced Refined Products........................................   160,703       160,383        142,301
Refined Products Purchased from Others...................................   101,495       130,240        143,913
Natural Gas Liquids......................................................    16,593        16,205         14,551
                                                                            -------       -------        -------

                                     Total...............................   278,791       306,828        300,765
                                                                            =======       =======        =======

      Subsidiaries of the Company market refined products and liquefied petroleum gas at wholesale in 36 states plus Canada and Panama through 272 terminals. Coastal Refining & Marketing, Inc. serves customers primarily in the Midwest, Mississippi Valley and the Southwest through 216 product and liquefied petroleum gas terminals in 25 states. On the Gulf and East Coasts, Coastal Fuels Marketing, Inc., Coastal Oil New York, Inc. and Coastal Oil New England, Inc. serve home, industry, utility, defense and marine energy needs. In 1997, these subsidiaries' sales volumes were 71.4 million barrels, which accounted for approximately 26% of the total marketing and distribution sales. International subsidiaries that acquire feedstocks for the refineries and products for the distribution system are located in Aruba, Bermuda, London and Singapore.

      During 1997, the Company continued selling, exchanging or disposing of marketing operations that cannot be integrated with core refining assets. In 1997, Coastal improved its wholesale and retail marketing by concentrating more on the products made at its core refineries. Additionally, in 1997, the Company sold its Revere, Massachusetts terminal and associated business as well as the Company's marketing operations based in Flushing, New York.

      A subsidiary of Coastal leases petroleum storage facilities located at the former U.S. naval base at Subic Bay in the Philippines. Coastal is leasing 304 acres of land, with 68 individual storage tanks totalling 2.4 million barrels of storage, most of which are underground, and 40 miles of pipeline connecting the terminal with other facilities within the Subic Bay Freeport Zone. During 1997, the petroleum products pipeline between the Subic Bay Freeport Zone and the Clark Special Economic Zone (formerly Clark Air Force Base) has been rehabilitated, by a joint venture between a Coastal subsidiary and the Petroleum Authority of Thailand, along with a petroleum storage facility in the Clark Special Economic Zone. Both facilities will be used to support the joint venture's marketing activities in the Philippines.

      Coastal Baltica Holding Company Ltd., a joint venture in which a Coastal subsidiary is a 50% partner, commenced operations at its terminal and new port facilities near Tallinn, Estonia on the Baltic Sea in 1996. The terminal operation imports and exports almost 2.5 million metric tons (16 million barrels) of petroleum products annually, primarily from Russia and the former republics of the Soviet Union to markets in Europe, North and South America and the Caribbean.

      The Company, through Coastal Mart, Inc. and branded marketers, conducts retail marketing, using the C-MART(R), C and Design and/or COASTAL(R) trademarks, in 36 states and Aruba through approximately 1,731 Coastal branded outlets, with 511 of those outlets operated by the Company. Fleet fueling operations include 23 outlets in Texas and 6 in Florida.

      Coastal Unilube, Inc., based in West Memphis, Arkansas, blends, packages and distributes lubricants and automotive products under the COASTAL(R), C and Design and other trademarks through 14 warehouses servicing customers in 45 states, plus the District of Columbia, Puerto Rico and 12 foreign countries.

      Transportation. The Company's transportation facilities include petroleum liquids pipelines, tank cars, tankers, tank trucks and barges. Coastal operates approximately 1,700 miles of pipeline for gathering and transporting an average of 229,321 barrels daily of crude oil, condensate, natural gas liquids and refined products. These pipelines include 304 miles of crude oil pipelines, 718 miles of refined products pipelines, and 582 miles of natural gas liquids pipelines, all located principally in Texas and in which the Company has a 35% ownership interest. Coastal has a 50% ownership in

13 miles of refined products pipelines located in New Jersey and New York and has a 33.3% interest in an additional 80 miles of refined products pipelines in New Jersey. In 1997, throughput of crude oil pipelines averaged 13,117 barrels per day, compared to 14,323 barrels per day in 1996. In 1997, throughput of refined products and natural gas liquid pipelines averaged 216,204 barrels per day, compared to 215,897 barrels per day in 1996.

      The marine transportation fleet at December 31, 1997 consisted of 15 tug boats, 19 oil barges, 4 owned tankers and 12 time-chartered tankers.

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



                           EXPLORATION AND PRODUCTION

Gas and Oil Properties

      Coastal subsidiaries are engaged in gas and oil exploration, development and production operations principally in Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Michigan, Mississippi, Missouri, New Mexico, Oklahoma, Texas, Utah, West Virginia, Wyoming and offshore in the Gulf of Mexico. In addition, Coastal subsidiaries have exploration and production rights in Australia, Colombia, Hungary, Indonesia and Peru.

      In 1997, the Company's domestic exploration and production operations sold approximately 46% of all the gas it produced to certain of Coastal's wholly owned natural gas system subsidiaries. The Company's domestic operations also make short-term gas sales directly to industrial users and distribution companies to increase utilization of its excess current gas production capacity. Oil is sold primarily under short-term contracts at field prices posted by the principal purchasers of oil in the areas in which the producing properties are located.

      Acreage held under gas and oil mineral leases as of December 31, 1997 is summarized as follows:

                                                                            Undeveloped             Developed
                                                                         ----------------        ----------------
                                  Area                                   Gross       Net         Gross       Net
      ------------------------------------------------------------       -----      -----        -----      -----
                                                                                   (Thousands of Acres)

      Exploration and Production
      --------------------------

           United States (Domestic)
                 Onshore..........................................           494       352           870        376
                 Offshore.........................................           283       148           243        148
                                                                       ---------  --------     ---------  ---------

                 Total Domestic...................................           777       500         1,113        524
                                                                       ---------  --------     ---------  ---------

           International
                 Australia........................................           730       328             -          -
                 Colombia.........................................           104        52             -          -
                 Hungary..........................................           568       568             -          -
                 Indonesia........................................           950       237             -          -
                 Peru.............................................         2,974     1,487             -          -
                                                                       ---------  --------     ---------  ---------

                 Total International..............................         5,326     2,672             -          -
                                                                       ---------  --------     ---------  ---------

                 Total Exploration and Production.................         6,103     3,172         1,113        524
                                                                       ---------  --------     ---------  ---------

      Natural Gas Systems
      -------------------

           Domestic Onshore.......................................             -         -           264        261
                                                                       ---------  --------     ---------  ---------

           Total Acreage..........................................         6,103     3,172         1,377        785
                                                                       =========  ========     =========  =========

      The domestic net developed acreage is concentrated principally in Texas (36%), Utah (26%), offshore Gulf of Mexico (19%), Kansas (6%) and Wyoming (6%). Approximately 10%, 14% and 11% of the Company's total domestic net undeveloped acreage is under leases that have minimum remaining primary terms expiring in 1998, 1999 and 2000, respectively.

      Productive wells as of December 31, 1997 are as follows (domestic):

                                Type of Well                              Gross       Net
      ---------------------------------------------------------------   ---------  ---------

      Exploration and Production
      --------------------------
           Oil.......................................................       1,167        727
           Gas.......................................................       1,890        952
                                                                        ---------  ---------

           Total Exploration and Production..........................       3,057      1,679
                                                                        ---------  ---------

      Natural Gas Systems
      -------------------
           Oil.......................................................           9          8
           Gas.......................................................         717        713
                                                                        ---------  ---------

           Total Natural Gas Systems.................................         726        721
                                                                        ---------  ---------

                 Total...............................................       3,783      2,400
                                                                        =========  =========

Exploration and Drilling

      During 1997, Coastal's domestic subsidiaries participated in drilling 150 gross wells, 109.8 net wells, to the Company's interest. Coastal's participation in wells drilled in the three years ended December 31, 1997, is summarized as follows:

      Exploration and Production                      1997                     1996                    1995
      --------------------------               -------------------     -------------------     --------------------
           Exploratory Wells                     Gross       Net         Gross       Net         Gross       Net
           -----------------                   --------   --------     ---------  --------     ---------  ---------

                 Oil......................            -          -             -         -             1        0.3
                 Gas......................            8        3.3             7       2.3             6        2.5
                 Dry Holes................            5        2.9             4       1.9             4        2.3
                                               --------   --------     ---------  --------     ---------  ---------
                                                     13        6.2            11       4.2            11        5.1
                                               ========   ========     =========  ========     =========  =========

           Development Wells
           -----------------

                 Oil......................            2        1.7             5       1.6            22        9.8
                 Gas......................          128       96.7            80      56.8            59       25.6
                 Dry Holes................            4        2.2             3       1.4             1        0.1
                                               --------   --------     ---------  --------     ---------  ---------
                                                    134      100.6            88      59.8            82       35.5
                                               ========   ========     =========  ========     =========  =========

      Natural Gas Systems
      -------------------
           Development Wells
           -----------------

                 Oil......................            -          -             2       2.0             -          -
                 Gas......................            3        3.0             8       8.0             1        1.0
                 Dry Holes................            -          -             -         -             -          -
                                               --------   --------     ---------  --------     ---------  ---------
                                                      3        3.0            10      10.0             1        1.0
                                               ========   ========     =========  ========     =========  =========

           Total..........................          150      109.8           109      74.0            94       41.6
                                               ========   ========     =========  ========     =========  =========

      Wells in progress as of December 31, 1997 are as follows (domestic):

                               Type of Well                        Gross       Net
      --------------------------------------------------------    -------     -----

      Exploration and Production
      --------------------------
         Exploratory..........................................          3       1.7
         Development..........................................         24      19.7
                                                                  -------     -----

         Total Exploration and Production.....................         27      21.4
                                                                  -------     -----

      Natural Gas Systems
      -------------------

         Exploratory..........................................          -         -
         Development..........................................          -         -
                                                                  -------     -----

         Total Natural Gas Systems............................          -         -
                                                                  -------     -----

         Total................................................         27      21.4
                                                                  =======     =====

      At the end of 1997, Coastal held interests in 110 blocks and 49 platforms in the Gulf of Mexico, with net natural gas production of 173 MMcf per day and 4,156 barrels per day of oil and condensate. The Company operates 36 of the platforms.

      In 1997, Coastal successfully completed 26 wells in the Jeffress Field in Hidalgo County, 15 miles northeast of McAllen, Texas. These Jeffress wells contributed to bringing net gas production in South Texas core areas to an average of 221 MMcf per day in 1997 as compared to 162 MMcf per day for the prior year, a 36% increase.

      Coastal continued its international exploration program in 1997. Coastal subsidiaries were awarded permits to explore two areas in the Timor Sea off the northern coast of Australia, with Coastal having a 50% working interest in a 355,000 acre area and a 40% working interest in a 375,000 acre area. The Company continues to participate in a joint venture to evaluate a block in South Central Sumatra, Indonesia. Another Coastal subsidiary, holding a 40% working interest, participated in a successful bid to explore for oil and gas in the Sampang block in Indonesia. During the course of 1997, exploration activities in Peru, Hungary and Colombia did not result in the discovery of commercial hydrocarbons. Further exploration opportunities are being pursued in Peru and Hungary.

Gas and Oil Production

      Natural gas production during 1997 averaged 540 MMcf daily, compared to 461 MMcf daily in 1996. Production from non-pipeline-owned wells averaged 436 MMcf daily in 1997, compared to 353 MMcf daily in 1996. Crude oil, condensate and natural gas liquids production averaged 13,736 barrels daily in 1997, compared to 13,893 barrels daily in 1996.

      The following table shows gas, oil, condensate and natural gas liquids production volumes attributable to Coastal's domestic interest in gas and oil properties for the three years ended December 31, 1997:

                                                                                                Natural Gas
                                                             Oil             Condensate           Liquids
                                         Gas             (Thousands          (Thousands         (Thousands
      Year                             (MMcf)            of Barrels)         of Barrels)        of Barrels)
      ----                             ------            -----------         -----------        -----------

      Exploration and Production
      --------------------------
              1997                      159,127             3,425              1,224                 308
              1996                      129,149             3,885                853                 324
              1995                       85,415             4,064                436                 329

      Natural Gas Systems
      -------------------
              1997                       38,135                57                  -                   -
              1996                       39,405                23                  -                   -
              1995                       41,638                15                  1                   -

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

      The following table summarizes sales price and production cost information for domestic exploration and production operations during the three years ended December 31, 1997:

                                                                                1997        1996         1995
                                                                              --------    --------     --------

      Average sales price:

         Gas - per Mcf.................................................       $   2.40    $   2.19     $   1.57
         Oil - per barrel..............................................          18.01       20.28        17.43
         Condensate - per barrel.......................................          18.37       20.76        16.63
         Natural Gas Liquids - per barrel..............................          28.41       21.74        15.02

      Average production cost per unit (equivalent Mcf)................           0.49        0.46         0.66

Natural Gas Processing

      The Company's domestic subsidiaries in Exploration and Production and Natural Gas Systems are also engaged in the processing of natural gas for the extraction and sale of natural gas liquids. In 1997, these subsidiaries extracted and sold 446 million gallons of ethane, propane, iso-butane, normal butane and natural gasoline from natural gas processing plants. Sales prices of natural gas liquids fluctuate widely as a result of market conditions and changes in the prices of other fuels and chemical feedstocks.

Company-Owned Reserves

      Coastal's domestic proved reserves of crude oil, condensate and natural gas liquids at December 31, 1997, as estimated by Huddleston, its independent engineers, were 40.1 million barrels, compared to 44.5 million barrels at the end of 1996. Proved gas reserves as of December 31, 1997, net to Coastal's interest, were estimated by the engineers to be 1,752.5 Bcf compared to 1,456.5 Bcf as of December 31, 1996. In 1997, reserve additions were more than triple the production volumes.

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

                                      COAL

      Through the operations of ANR Coal Company, LLC and its affiliates (collectively "ANR Coal") in the eastern United States, the Company produces and markets high quality bituminous coal from reserves in Kentucky, Virginia and West Virginia. In addition, ANR Coal leases interests in its reserves to unaffiliated producers and markets third-party coal through brokerage sales operations.

      In December 1996, the Company sold its western coal operations, which consisted of the Utah mines, for approximately $610 million in cash to a limited liability company jointly owned by subsidiaries of Atlantic Richfield Co. and ITOCHU Corp. Information concerning a pending dispute related to the western coal operations is set forth in Item 3 and Note 15 of the Notes to Consolidated Financial Statements included herein.

      At December 31, 1997, coal properties consisted of the following:

                                                         Coal Holdings (Acres)
                                      ----------------------------------------------------------         Clean,
                                                  Owned                     Leased                     Recoverable
                                      -------------------------------      Exchanged       Total          Tons
                                        Fee        Mineral    Surface        (Net)         Acres      (Millions)<F1>
                                      -------      -------    -------      ---------       -----      -------------

Kentucky.........................      14,271       76,614      2,275        19,861       113,021           198
Virginia.........................      24,362       36,925      2,090        12,362        75,739           157
West Virginia....................         334       56,028      6,966        90,663       153,991           185
                                     --------    ---------   --------      --------      --------        ------

      Total......................      38,967      169,567     11,331       122,886       342,751           540
                                     ========    =========   ========      ========      ========        ======

------------------------
<F1>
Based on a 65% recovery rate.

      At December 31, 1997, the Company controlled approximately 540 million recoverable tons of bituminous coal reserves and resources. Production in 1997 from ANR Coal's reserves totaled 10.5 million tons, of which 6.2 million tons were produced from captive operations and 4.3 million tons were produced by lessees under royalty agreements. In its eastern captive operations, ANR Coal contracts with independent mine operators to deliver coal to Company owned and operated processing and loading facilities for the majority of its production. The remaining production is derived from eight company mines operated by ANR Coal in Virginia, Kentucky and West Virginia. Captive production and clean coal processed from these mines totaled 2.0 million tons in 1997.

      Captive sales by ANR Coal were 7.2 million tons in 1997. Brokerage sales in which the Company receives a commission totaled 0.8 million tons for the same period.

      In 1997, approximately 72% of the captive sales were to domestic utilities, 10% of the sales were to domestic industrial customers and 18% of the sales were to export markets in Europe, Canada and South America. Additionally,
0.6 million tons of ANR Coal's production were sold to domestic and foreign metallurgical markets. Of the total 1997 tonnage sold, 5.4 million tons (75%) were sold under long-term contracts. At December 31, 1997, the weighted average remaining life of these contracts was 37 months.

      The Company had approximately 10.6 million tons of annual production capacity at December 31, 1997 from five coal preparation plants and eight loading facilities it owns and operates in the central Appalachian coal fields.

      In addition to its bituminous coal operations, the Company controls overriding royalty interests in approximately 435 million tons of lignite reserves in North Dakota. Production from these reserves in 1997 totalled 13.0 million tons.

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



                                      POWER

      Coastal Power Company ( "Coastal Power") and certain of its affiliates develop, operate and own various equity interests in cogeneration and independent power projects. The projects produce and sell electrical energy and, in the case of cogeneration projects, thermal energy as well. Affiliates of Coastal Power have interests in four domestic cogeneration projects and five foreign operating independent power projects, as well as interests in other projects in various stages of construction and development.

      Capitol District Energy Center Cogeneration Associates ("CDECCA") owns a combined-cycle cogeneration facility with a capacity of approximately 56 megawatts, located in Hartford, Connecticut. An affiliate of Coastal Power owns a 50% equity interest in CDECCA and is the project manager and Coastal Technology, Inc. ("CTI"), a Coastal subsidiary, is the operator of the plant. Electricity from the facility is sold to a local utility under a long-term contract. Gas supply is provided to the cogeneration plant by other Coastal affiliates. Thermal energy from the plant is sold both to a local heating and cooling supplier in the city of Hartford and an affiliate of the equity partner of CDECCA.

      Affiliates of Coastal Power include the managing partner and 50% ownership of a combined-cycle cogeneration plant at Coastal's Eagle Point, New Jersey refinery. The plant has a capacity of approximately 225 megawatts. Power from the plant is sold to a local utility and Coastal's refinery under long-term contracts. Steam from the plant is also sold to the refinery under a long-term contract. Gas supply and transportation is provided to the cogeneration plant by other Coastal affiliates. CTI is the operator of the cogeneration plant.

      Fulton Cogeneration Associates leases a cogeneration facility with a capacity of approximately 47 megawatts, located in Fulton, New York. This partnership is 100% owned by Coastal Power and another Coastal subsidiary. Electricity from this project is sold to a New York utility under a long-term contract. Thermal energy is sold to a local confections manufacturer adjacent to the project, also under a long-term contract. Approximately one-half of the gas supply requirements for the project are supplied by an affiliate of Coastal Power. CTI is the operator of the cogeneration plant.

      Coastal, through a wholly owned subsidiary, has a 10.9% equity interest in the Midland Cogeneration Venture Limited Partnership, a 1,370 megawatt capacity gas-fired cogeneration project in Michigan, which is the largest cogeneration facility in the United States. Power from the project is sold to a local utility and the project's thermal host under long-term contracts. Steam from the project is also sold to the thermal host and its affiliate under long-term contracts. Coastal's affiliates provide gas supply and transmission services for a portion of the project's fuel requirements.

      Compania de Electricidad de Puerto Plata, S.A. ("CEPP") owns an independent power project in Puerto Plata, Dominican Republic. Coastal Power International Ltd. and other affiliates of Coastal Power together with two other unrelated parties purchased 100% of the shares of CEPP in 1995. The project has a total capacity of 66.5 megawatts of which 50 megawatts are barge mounted and
16.5 megawatts are land based. Coastal Power International Ltd. owns a 48.3% equity interest in CEPP. An affiliate of Coastal Power is involved in arranging the fuel for the project and another affiliate operates the project pursuant to a contract with CEPP. The electrical energy is sold to the national electric utility of the Dominican Republic under a long-term contract.

     Coastal Nejapa Ltd. and other affiliates lease an independent power project near Apopa, El Salvador. The heavy-fuel-oil plant has a capacity of approximately 144 megawatts. Coastal Power, through its affiliates, currently receives approximately 86.6% of the distributable cash flow and an unrelated investor receives the remainder. Coastal affiliates provide fuel for this project and another affiliate operates the project pursuant to a long-term contract. The electrical energy is sold to the national electric utility of El Salvador under a long-term contract.

      Coastal Wuxi Power Ltd., an affiliate of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture company to own, construct, and operate a simple-cycle, diesel-fired peaking plant. The project has a capacity of approximately 40 megawatts and is located in Wuxi City, Province of Jiangsu, The People's Republic of China. Coastal Wuxi Power Ltd. owns a 60% equity interest in the joint venture. The project commenced the sale of electrical energy in the first quarter of 1996.

      Coastal Suzhou Power Ltd., a subsidiary of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own, and operate an independent power project. The project, has a capacity of approximately 76 megawatts, and is located in Suzhou City, Province of Jiangsu, The People's Republic of China. Coastal Suzhou Power Ltd. owns a 60% equity interest in the joint venture. The project commenced the sale of electrical energy in the fourth quarter of 1996.

      Coastal Gusu Heat & Power Ltd., an affiliate of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own and operate a 24 megawatt cogeneration plant adjacent to the existing Suzhou City 76 megawatt plant. Coastal Gusu Heat & Power Ltd. owns a 60% equity interest in the joint venture. This project is under construction and is expected to be operational in 1998.

      In December 1995, Coastal Nanjing Power Ltd., a subsidiary of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture to develop, construct, own and operate an independent power project. The project has a capacity of approximately 72 megawatts and is located in Nanjing City, Jiangsu Province, The People's Republic of China. Coastal Nanjing Power Ltd. owns an 80% equity interest in the joint venture. The project commenced the sale of electrical energy in July of 1997. The power is sold to the local utility under a long-term contract.

      A subsidiary of Coastal Power is currently entitled to approximately 90% of the profits and cash flows of a 140 megawatt capacity natural gas-fired power plant in Quetta, Pakistan, with an unrelated entity entitled to the remaining 10%. The power from the project will be sold to a national utility under a long-term contract. The plant should be in service by the end of 1998.

      In early 1997, a subsidiary of Coastal Power completed negotiations to build and operate a 125 megawatt capacity heavy-fuel oil project in Farouqabad, Pakistan. The Coastal Power subsidiary will hold approximately 90% of the equity interest in the project. The power from the project will be sold to a national utility under a long-term contract, with operations expected to commence in early 1999.

      Coastal Power Guatemala, a wholly owned subsidiary of Coastal Power, effectively owns a 46% interest of Central Generadora Electrica San Jose, Limitada, with the remainder of the project held by parties unrelated to Coastal Power. Central Generadora Electrica San Jose, Limitada was formed to develop, construct, own, and operate a 120 megawatt coal-fired power plant near San Jose, Guatemala. Construction of the plant commenced in 1997 and is expected to be completed in the first quarter of 2000. The power from the plant will be sold to a Guatemalan national utility under a long-term contract.

      In late 1997, a subsidiary of Coastal Power won the bid to develop and operate a 50 megawatt heavy fuel oil project in Tipitapa, Nicaragua. The Coastal Power subsidiary is expected to own a 60% equity interest in the project, with Nicaraguan partners expected to hold the remaining 40% interest. The power from the project will be sold to the national utility company under a long-term contract, with operations expected to commence in 1999.

Competition

      Coastal is subject to competition with other energy organizations and utilities seeking to develop and acquire independent power operations. Coastal and many other power producers are concentrating their efforts in the United States and abroad. International competition continues to increase as the world market for independent power production develops and power purchasers employ competitive bidding for project awards. In the United States and international locations, the sale of power and the operation of power cogeneration facilities are regulated by the applicable laws, rules and regulations of the respective governments and agencies having jurisdiction. Many U.S. states are restructuring their applicable laws, rules and regulations. This restructuring is likely to result in new development opportunities in the U.S. and increased competition in response to such opportunities.



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



                                  ENVIRONMENTAL

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $23 million in 1997 on environmental capital projects and anticipates capital expenditures of approximately $35 million in 1998 in order to comply with such laws and regulations. The majority of the 1998 expenditures is attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1999 through 2001 of $20 million to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $313 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.5 million and has made appropriate provisions. At 7 other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiary's activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

      On December 17, 1997, the California Regional Water Quality Control Board issued an Administrative Compliance Order (the "Order") to Pacific Refining Company ("Pacific"), a subsidiary of the Company, for approximately 28 violations of its Hercules Refinery's NPDES permit occurring between May 6, 1995 and September 10, 1997, when the refinery was sold to Hercules L.L.C. The Order requires Pacific to pay $360,000 in penalties and reimburse the agency $12,000 for its staff costs. Pacific is considering whether to appeal this Order.

      On September 15, 1997, Javelina Company, a partnership in which Coastal Javelina, Inc., a subsidiary of the Company, is a partner and the operator of the facility, received a Notice of Violation ("NOV") from the EPA for alleged violations of limits in its Clean Water Act discharge permit. Javelina Company submitted a report detailing the measures it has implemented to abate the alleged violations and met with the EPA to discuss why an enforcement action should not be taken for the alleged violations. In December 1997, the EPA issued an administrative penalty of $137,000. The EPA has agreed to settle this matter for less than $100,000, and the settlement agreement is currently being drafted.

      On August 27, 1997, the EPA issued a NOV to Coastal Refining & Marketing, Inc. ("CR&M"), a subsidiary of the Company. The NOV alleged that six violations of the Clean Air Act were observed during inspections of the subsidiary's refinery in Corpus Christi, Texas, conducted during March and April of 1996. CR&M has accepted the EPA's offer of settlement and has agreed to pay a $136,000 penalty as a complete resolution of these alleged violations. The settlement agreement is currently being drafted.

      By letter dated April 8, 1997, the United States Department of Justice (the "Department") notified ANR Coal Company LLC ("ANR Coal"), a subsidiary of Coastal, that the EPA has requested the Department to bring an action against ANR Coal for alleged violations of the Clean Water Act resulting from discharges from a mine in which ANR Coal had a leasehold interest in the minerals. The letter offers to settle the matter prior to litigation for $900,000 and agreement to implement certain injunctive relief which includes the necessary improvements to the existing water treatment system. ANR Coal does not believe that it has any responsibility for these discharges, but is currently reviewing the matter. The Company believes that this threatened action, if an action is brought and the allegations substantiated, could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

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

      In January 1996, the EPA issued a NOV to CEPOC and Eagle Point Cogeneration Partnership ("EPCP"), in which Company subsidiaries hold a 50% interest. The Notice alleged violations of the Clean Air Act for the failure to obtain a Prevention of Significant Deterioration ("PSD") permit when the EPCP was constructing the facility and for alleged violations of the facility's operating permits. On June 25, 1997, the Department of Justice sent the companies a letter on behalf of the EPA demanding $3 million in penalties for the violations of the operating permits. The PSD allegation was not included in the demand. The companies are currently discussing the matter with the EPA. If the EPA were to initiate an action, the Company believes the EPA would seek penalties which, while not material to the Company, could exceed $100,000.

      In January 1993, the State of Texas filed suit against the Corpus Christi, Texas refinery of CR&M, alleging failure to comply in 1992 with certain administrative orders relating to groundwater contamination and failure to comply with various solid and hazardous waste regulations. Following negotiations, an agreed judgment has been reached between the parties but not entered by the court. Once this judgment is entered, CR&M will pay $500,000 and also spend certain amounts on supplemental environmental projects.

      Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

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

      In December 1992, certain of CIG's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid,
(ii) that the majority of the claims were released by written agreement and
(iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit.

      In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal vigorously denies these allegations and has filed responsive pleadings. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline will file responsive pleadings denying these allegations.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.

      The principal market on which Coastal Common Stock is traded is the New York Stock Exchange; Coastal Common Stock is also listed on The Stock Exchange in London, the Stock Exchanges of Dusseldorf, Frankfurt, Hamburg and Munich in Germany and on the Amsterdam Stock Exchange. The Class A Common Stock of Coastal is non-transferable; however, such stock is convertible share-for-share into Coastal Common Stock. As of March 11, 1998, the approximate number of holders of record of Common Stock was 9,800 and of the Class A Common Stock was 2,950.

      The following table presents the high and low sales prices for Coastal common shares based on the daily composite listing of transactions for New York Stock Exchange stocks.

                                               1997                                         1996
                                -----------------------------------          ------------------------------------
      Quarters                    High         Low        Dividends            High          Low        Dividends
--------------------            --------      -----       ---------          --------       -----       ---------

First Quarter                    $51.13      $44.63          $.10             $40.75       $34.88         $.10
Second Quarter                    53.88       43.88           .10              43.75        36.25          .10
Third Quarter                     63.50       52.75           .10              43.88        37.00          .10
Fourth Quarter                    65.06       56.25           .10              51.50        40.81          .10

      Coastal expects to continue paying dividends in the future. Dividends of $.09 per share were paid on the Class A Common Stock for each quarterly period in 1997 and 1996. At December 31, 1997, under the most restrictive of its financing agreements, the Company was prohibited from paying dividends and distributions on its Common Stock, Class A Common Stock and preferred stocks in excess of approximately $648.2 million.

Item 6.    Selected Financial Data.

      The following selected financial data (in millions of dollars except per share amounts) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as adjusted for minor reclassifications. The Notes to Consolidated Financial Statements included herein contain other information relating to this data.

                                                                  Year Ended December 31,
                                         ------------------------------------------------------------------------
                                             1997          1996****          1995           1994          1993
                                         -----------   -----------       ------------   ------------   ----------

Operating revenues*                      $   9,653.1   $ 12,166.9**      $   10,457.6   $   10,226.2   $ 10,147.2

Earnings before extraordinary items            392.1        500.2**             270.4          232.6        118.3

Net earnings                                   301.5        402.6**             270.4          232.6        115.8

Basic earnings per share before
   extraordinary items                          3.53         4.57**              2.41           2.06         1.02

Diluted earnings per share before
   extraordinary items                          3.49         4.52**              2.39           2.04         1.02

Cash dividends per common share***               .40          .40                 .40            .40          .40

Total assets                                11,625.2     11,613.1            10,658.8       10,534.6     10,227.1

Debt, excluding current maturities           3,663.2      3,526.1             3,661.7        3,720.2      3,812.5

Preferred stock of subsidiaries,
   excluding current maturities                100.0        100.0                  .6             .6         26.6

* Amounts for 1997 include revenues for two months while other years include twelve months of revenues from Coastal's gas marketing operations which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. in February 1997 and are included in Other income - net on the equity method thereafter.

** Amounts for 1996 included a gain of $272.3 million ($177 million net of income taxes, or $1.67 per share-basic, $1.65 per share-diluted), related to the sale of the Utah coal mining operations. Excluding the gain, earnings before extraordinary items for 1996 amounted to $323.2 million ($2.90 per share-basic, $2.87 per share-diluted).

*** In addition, cash dividends of $.36 per share were paid on the Company's Class A Common Stock in 1997, 1996, 1995, 1994, and 1993.

**** Effective November 1, 1996, the Company discontinued the application of
     FAS 71. The accounting change resulted in a charge to earnings of $85.6 million, net of related income taxes of $50 million, and is shown as an extraordinary item. Additional information is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 through F-10 hereof.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

      For the information required by this item, see discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations, which is presented on page F-4.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

      The information called for by this Item with respect to the directors is set forth under "Election of Directors" and "Information Regarding Directors" in the Coastal Proxy Statement for the May 7, 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

      The executive officers of the Registrant as of March 11, 1998, were as follows:

      Name (Age), Year First                 Positions and Offices
        Elected An Officer                    with the Registrant
  ---------------------------------      ------------------------------------
  David A. Arledge (53), 1982            Chairman of the Board, President and
                                           Chief Executive Officer
  Coby C. Hesse (50), 1986               Executive Vice President
  James A. King (58), 1992               Executive Vice President
  Jeffrey A. Connelly (51), 1988         Senior Vice President
  Carl A. Corrallo (54), 1993            Senior Vice President and General
                                           Counsel
  Rodney D. Erskine (53), 1997           Senior Vice President
  Donald H. Gullquist (54), 1994         Senior Vice President
  Dan J. Hill (57), 1978                 Senior Vice President
  Kenneth O. Johnson (77), 1978          Senior Vice President and Director
  Austin M. O'Toole (62), 1974           Senior Vice President and Secretary
  Jack C. Pester (63), 1987              Senior Vice President
  James L. Van Lanen (53), 1985          Senior Vice President
  M. Truman Arnold (69), 1993            Vice President
  Daniel F. Collins (56), 1989           Vice President
  Robert C. Hart (53), 1994              Vice President
  Thomas E. Jackson (58), 1997           Vice President
  Jeffrey B. Levos (37), 1997            Vice President and Controller
  John J. Lipinski (47), 1995            Vice President
  Edward A. More (49), 1995              Vice President
  M. Frank Powell (47), 1993             Vice President
  Keith O. Rattie (43), 1996             Vice President
  Thomas M. Wade (45), 1995              Vice President
  Ronald D. Matthews (50), 1994          Treasurer

      The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with the officer elections at the Annual Board of Directors' meeting which follows Coastal's Annual Meeting of Stockholders. Each of the officers named above have been officers of Coastal, ANR Pipeline and/or Colorado or subsidiaries thereof for five years or more with the following exceptions:

     Mr. Erskine was elected Senior Vice President of Coastal in August 1997. He has held various positions with Coastal Oil & Gas Corporation, a subsidiary of Coastal, since 1994. Before joining Coastal, Mr. Erskine was president and chief executive officer of Nerco Oil & Gas Inc.

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

      Certain information called for by this item is set forth under "Compliance with Section 16(a) of the Exchange Act" in the Coastal Proxy Statement for the May 7, 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 11.   Executive Compensation.

      The information called for by this item is set forth under "Executive Compensation," "Compensation and Executive Development Committee Report on Executive Compensation," "Pension Plan Table" and "Performance Graph Shareholder Return on Common Stock" in the Coastal Proxy Statement for the May 7, 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The information called for by this item is set forth under "Stock Ownership," "Election of Directors" and "Information Regarding Directors" in the Coastal Proxy Statement for the May 7, 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

      The information called for by this item is set forth under "Election of Directors," and "Transactions with Officers and Directors" in the Coastal Proxy Statement for the May 7, 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements and Supplemental Information.

                 The following Consolidated Financial Statements of Coastal and Subsidiaries and Supplemental Information are included in response to
           Item 8 hereof on the attached pages as indicated:

                                                                            Page

           Independent Auditors' Report...................................  F-11
           Statement of Consolidated Operations for the years ended
               December 31, 1997, 1996 and 1995...........................  F-12
           Consolidated Balance Sheet at December 31, 1997 and 1996.......  F-13
           Statement of Consolidated Cash Flows for the years ended
               December 31, 1997, 1996 and 1995...........................  F-15
           Statement of Consolidated Common Stock and Other Stockholders'
               Equity for the years ended December 31, 1997, 1996 and
               1995.......................................................  F-16
           Notes to Consolidated Financial Statements.....................  F-17
           Supplemental Information on Oil and Gas Producing Activities
               (Unaudited)................................................  F-41

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

           10.7* The Coastal Corporation Amended and Restated Stock Grant Plan, effective October 9, 1997.

           10.8* The Coastal Corporation Amended and Restated Deferred Compensation Plan for Directors, effective October 9, 1997.

           10.9+ The Coastal Corporation 1990 Stock Option Plan (Exhibit 10.13 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

           10.10* The Coastal Corporation 1997 Directors Stock Plan, effective
                  June 5, 1997.

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

           10.17+ Pension Plan for Employees of The Coastal Corporation as of
                  January 1, 1993, as further amended by the Eleventh Amendment dated December 6, 1996. (Exhibit 10.17 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

           10.18* Pension Plan for Employees of The Coastal Corporation as of
                  January 1, 1993, as further amended by the Fourteenth Amendment dated December 31, 1997.

           10.19* Agreement for Consulting Services between The Coastal
                  Corporation and Oscar S. Wyatt, Jr. dated August 1, 1997.

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

      THE COASTAL CORPORATION
      (Registrant)


By:   DAVID A. ARLEDGE
      --------------------------------------
      David A. Arledge
      Chairman of the Board, President and
      Chief Executive Officer
      March 26, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   DAVID A. ARLEDGE
      ---------------------------------------
      David A. Arledge
      Chairman of the Board, President,
      Chief Executive Officer and Chief Financial
      Officer (Principal Executive Officer and
      Principal Financial Officer)
      March 26, 1998


By:   COBY C. HESSE
      ---------------------------------------
      Coby C. Hesse
      Principal Accounting Officer
      March 26, 1998


By:   JOHN M. BISSELL
      ---------------------------------------
      John M. Bissell
      Director
      March 26, 1998

                                      * * *

By:   GEORGE L. BRUNDRETT, JR.
      ---------------------------------------
      George L. Brundrett, Jr.
      Director
      March 26, 1998

By:   HAROLD BURROW
      ---------------------------------------
      Harold Burrow
      Director
      March 26, 1998

By:   ROY D. CHAPIN, JR.
      ---------------------------------------
      Roy D. Chapin, Jr.
      Director
      March 26, 1998

By:   JAMES F. CORDES
      ---------------------------------------
      James F. Cordes
      Director
      March 26, 1998

By:   ROY L. GATES
      ---------------------------------------
      Roy L. Gates
      Director
      March 26, 1998

By:   KENNETH O. JOHNSON
      ---------------------------------------
      Kenneth O. Johnson
      Director
      March 26, 1998

By:   JEROME S. KATZIN
      ---------------------------------------
      Jerome S. Katzin
      Director
      March 26, 1998

By:   J. CARLETON MACNEIL, JR.
      ---------------------------------------
      J. Carleton MacNeil, Jr.
      Director
      March 26, 1998

By:   THOMAS R. McDADE
      ---------------------------------------
      Thomas R. McDade
      Director
      March 26, 1998

By:   L. D. WOODDY, JR.
      ---------------------------------------
      L. D. Wooddy, Jr.
      Director
      March 26, 1998

By:   O. S. WYATT, JR.
      ---------------------------------------
      O. S. Wyatt, Jr.
      Director
      March 26, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including commodity prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized. The forward-looking statements contained herein are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934.

      The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

      The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                   1997        1996        1995
                                                                                 --------    --------    --------

Return on average common stockholders' equity................................      12.9%       18.5%       10.8%
Cash flow from operating activities to long-term debt........................      26.2%       15.9%       17.7%
Total debt to total capitalization...........................................      53.0%       53.7%       59.4%
Times interest earned (before tax)...........................................       2.7         2.8         1.8

      The above ratios reflect increased stockholders' equity in both 1997 and 1996 and effects of the gain from sale of the Utah coal operations in 1996. The 1997 increase and 1996 decrease in the cash flow from operating activities to long-term debt ratio resulted from changes in working capital, earnings from operations and long-term debt.

      Cash flows provided from operating activities were $960.9 million in 1997, $561.4 million in 1996 and $649.1 million in 1995. The 1997 increase can be primarily attributed to decreases for working capital requirements. The 1996 decrease was due to increased working capital requirements and an increase in undistributed earnings from equity investments partially offset by increased earnings.

      Capital expenditures amounted to $996.7 million, $880.8 million and $626.8 million in 1997, 1996 and 1995, respectively. The increased 1997 capital expenditures are primarily due to continued expansion in the Exploration and Production segment as successful exploration programs resulted in reserve additions which were more than three times 1997 production. The Natural Gas Segment expenditures increased 8% due to system expansions for the interstate pipelines. Capital expenditures decreased for the Refining, Marketing and Chemicals segment as major projects were completed in 1996 at the refineries and for the Coal segment as a result of the sale of the Utah mines in 1996. The 1996 increase was primarily due to expansion in the Exploration and Production segment as successful exploration programs resulted in reserve additions which were also more than three times production. Property additions also increased in the Natural Gas segment due to the acquisition of additional storage facilities and increased expenditures for the interstate pipelines. Expenditures increased by 13% in the Refining, Marketing and Chemicals segment, primarily due to the sulfur recovery facilities and coker expansion at the Corpus Christi refinery.

      Proceeds from the sale of property, plant and equipment in 1997, of which 37% is from the Refining, Marketing and Chemicals segment, were comparable to the 1996 amount. The proceeds from the Refining, Marketing and Chemicals segment partially result from its strategy of eliminating marginal activities. Proceeds decreased by $30.2 million in 1996 as increased proceeds from the sales of certain oil and gas properties and natural gas gathering facilities were more than offset by the 1995 proceeds, which included the sale of certain Refining, Marketing and Chemicals liquid pipelines to a limited partnership. Additions to investments in 1997 included a $50 million investment in marketable securities, as well as increases for gas pipeline ventures. The increase in 1996 resulted from investments in power projects and gas pipeline ventures. Proceeds from investments increased in 1997 as a result of additional amounts received from gas pipeline ventures. The Company received proceeds of $610.1 million in December 1996 from the sale of its Utah coal mining operations.

      The Company increased total debt by $180.1 million in 1997 and reduced total debt by $274.3 million in 1996. The 1997 increase was used for capital expenditures and additions to investments. The 1996 reduction is primarily due to the use of proceeds from the sale of the Utah coal mining operations. In 1996, Coastal Securities Company Limited, a subsidiary, sold $100.0 million of preferred stock to a non-affiliate. See Note 6 of the Notes to Consolidated Financial Statements.

      Capital expenditures for 1998, including the Company's equity investments in partnerships and joint ventures, are currently projected at approximately $1.2 billion; however, future expenditures are dependent on conditions in the energy industry. These expenditures are primarily for completion of projects in process, operational necessities, environmental requirements, expansion projects and increased efficiency. Other expansion opportunities will continue to be evaluated.

      Financing for budgeted expenditures and mandatory debt retirements in 1998 will be accomplished by the use of internally generated funds, existing credit lines, proceeds from the selective sale of non-core assets and new financings.

      Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will also be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

      Unused lines of credit at December 31, 1997 were as follows (Millions of Dollars):

           Short-term..........................................$  970.3
           Long-term*..........................................   387.2
                                                               --------
                                                               $1,357.5
                                                               ========

           *$45.1 million of unused long-term credit lines is dedicated to a specific use.

      In February 1997, the Company purchased and retired $798 million of notes and debentures with interest rates ranging from 9 3/4% to 10 3/4%. None of the issues were eligible for redemption and the purchase included payment of a premium. The Company incurred an after-tax extraordinary charge in the first quarter of 1997 of $90.6 million in connection with the repurchase of these debt securities.

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

      In June 1997, Colorado Interstate Gas Company ("CIG") completed a public offering of $100.0 million of 6.85% senior debentures due in 2037. The 6.85% senior debentures are not redeemable at the option of CIG prior to maturity; but each holder of such senior debentures has the right to require CIG to redeem such debentures, in whole or in part, on June 15, 2007, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The net proceeds from the offering were used to retire a $50.0 million senior term loan and for general corporate purposes.

      Credit agreements of certain subsidiaries contain covenants which limit the making of advances to affiliates and payment of dividends. Where applicable, restrictions are generally in the form of computed capacities with respect to advances and the payment of dividends. At December 31, 1997, net assets of consolidated subsidiaries amounted to approximately $6.0 billion, of which approximately $632.3 million was restricted. These provisions have not and are not expected to have any meaningful impact on the ability of the Company to meet its cash obligations.

      The Company has called for redemption on April 15, 1998 of all outstanding shares of its $2.125 Cumulative Preferred Stock, Series H. There are 8,000,000 shares of the series currently outstanding. Redemption price for the Series H stock is $25 per share plus accrued dividends of $.182986 to April 15, 1998.

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") to be effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not believe that the application of the new standard will have a material effect on its consolidated financial statements.

      The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131") to be effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Its also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that the application of the new standard will have a material effect on its consolidated financial statements.

      Coastal, like most other companies, is faced with the Year 2000 Issue. The Year 2000 Issue is the result of computer programs written with two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has determined that it will be necessary to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. There can also be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

      The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 Issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete the Year 2000 modifications, including testing, by early 1999. The total remaining cost for addressing the Year 2000 Issue of approximately $14 million, which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 Issue costs will be funded through operating cash flows.

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $23 million in 1997 on environmental capital projects and anticipates capital expenditures of approximately $35 million in 1998 in order to comply with such laws and regulations. The majority of the 1998 expenditures are attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1999 through 2001 of $20 million to $40 million per year. Additionally, appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $313 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.5 million and has made appropriate provisions. At seven other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally, at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiary's activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

      Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

                             Market Risk Management

      The Company uses fixed and variable rate debt to partially finance budgeted expenditures and mandatory debt retirements. These agreements expose the Company to market risk related to changes in interest rates. Derivative financial instruments, specifically interest rate swaps, are used to reduce and manage this risk. The Company has entered into a number of interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes.

      The following table presents hypothetical changes in fair values in the Company's debt obligations and other market sensitive financial instruments at December 31, 1997. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical changes in interest rates at December 31, 1997. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Millions of Dollars                          No Change             10% Increase                10% Decrease
                                             ---------      ------------------------    --------------------------

       Impact of changes in market             Fair            Fair        Increase        Fair          Increase
          rates of interest on:                Value           Value      (Decrease)       Value        (Decrease)
--------------------------------------       ---------      -----------   ----------    -----------     ----------

Assets
   Notes receivable and marketable
     debt securities..................     $     279.4      $     271.1  $      (8.3)   $     288.6     $      9.2
Liabilities
   Long-term debt subject to fixed
     interest rates...................         2,619.5          2,513.2       (106.3)       2,733.6          114.1

      The Company is not subject to fair value risk resulting from changes in market rates of interest on its portfolio of variable rate obligations, including notes payable, long-term debt, other commitments and variable to fixed swaps with an aggregate fair value of approximately $1,781.3 million at December 31, 1997. However, variable rate obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise. If interest rates were to immediately increase by 10% from the December 31, 1997 levels and continue through 1998 assuming no changes in debt levels, interest expense, including the effects of interest rate swaps, would increase by approximately $10.7 million with a corresponding decrease in earnings before taxes.

      A subsidiary of the Company has issued preferred stock with a fair value of $100 million. The preferred stock pays cumulative preferred dividends at a variable rate tied to market rates of interest. This stock exposes the Company to potential decreases in earnings should interest rates increase. An immediate 10% increase in market rates of interest, continuing through 1998, assuming no change in outstanding shares, would decrease earnings before taxes by approximately $0.6 million.

      The Company also holds certain equity securities that expose the Company to price risk associated with equity security markets. These securities are carried at their fair value of $18.5 million at December 31, 1997. An immediate decrease in the market prices of these securities of 10% would result in a fair value of approximately $16.7 million, or a decrease in earnings before taxes of approximately $1.8 million.

      The Company also enters into swaps, futures and other contracts to hedge exposure to price risks associated with crude oil, refined product and natural gas inventories, commitments and certain anticipated transactions. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at December 31, 1997. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table. Derivative commodity instruments held or issued for trading purposes are not material at December 31, 1997, and the results of such trading were not material to the financial results of the Company for 1997.

Millions of Dollars                          No Change             10% Increase                10% Decrease
                                           ------------     ------------------------    --------------------------
        Impact of changes in                   Fair            Fair        Increase         Fair         Increase
        commodity prices on:                   Value           Value      (Decrease)        Value       (Decrease)
--------------------------------------     ------------     -----------  -----------    -----------     ----------

Commodity futures.....................     $     (15.3)     $     (20.3) $      (5.0)   $     (10.3)    $      5.0

      In addition, the repayment terms of certain long-term variable rate debt with a fair value of $189.3 million at December 31, 1997, is linked to the quoted market price of crude oil in order to hedge inventory and certain anticipated activity against the risk of market changes in the price of crude oil. An immediate, hypothetical increase of 10% in the price of crude oil at December 31, 1997 would result in an increase of $18.9 million in the fair value of this debt, which would be offset by a corresponding increase in the fair value of the hedged activities.

      The Company's utilization of derivative financial and commodity instruments in managing market risk exposures described above is consistent with the prior year.

                              Results of Operations

      The Company operates principally in the following lines of business: natural gas; refining, marketing and chemicals; exploration and production; coal; and power.

      Natural Gas. Natural Gas operations involve the production, purchase, gathering, storage, transportation, marketing and sale of natural gas, principally to utilities, industrial customers and other pipelines, and include the operations of natural gas liquids extraction plants. The operations involve both regulated and unregulated companies.

      The interstate natural gas pipeline and certain storage subsidiaries are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). The Company's subsidiaries historically followed the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, these subsidiaries discontinued application of FAS 71. This accounting change has no direct effect on either the subsidiaries' ability to include the previously deferred items in future rate proceedings or on their ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which these subsidiaries operate.

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

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $   2,095.0     $   3,914.9      $  2,898.6
Depreciation, depletion and amortization........................            135.3           160.7           152.3
Operating profit................................................            487.3           378.3           403.5
Total pipeline throughput (Bcf).................................            2,190           2,246           2,102

      1997 Versus 1996. The decrease in operating revenues of $1,820 million can be primarily attributed to the Company's unregulated gas marketing operations which became a part of Engage. The revenues from those operations, which are not included in the Company's revenues after February 1997, resulted in a decrease of $2,320 million in 1997. Partially offsetting the decrease noted above were increased prices and volumes for gas sales, primarily during the first two months of 1997, and a $42 million gain from an equalization payment recognized in connection with the Engage combination. Transportation, storage and gathering revenues increased slightly in 1997.

      Purchases decreased by $1,879 million from 1996, primarily due to the combination of the unregulated gas marketing operations noted above, partially offset by increased prices and volumes for gas purchases, primarily in the first two months of 1997. Gross profit increased by $59 million in 1997.

      The operating profit increase of $109 million results from increased gas sales volumes of $22 million; the $42 million gain from the equalization payment discussed above; increased transportation, storage and gathering revenues of $3 million; decreased depreciation, depletion and amortization of $25 million; and decreased operating expenses of $48 million offset by lower gas sales margins of $8 million; a decrease of $12 million from the combination of gas marketing operations; and other decreases of $11 million. The reduction in depreciation, depletion and amortization is primarily due to the revision of depreciation rates for certain assets of the regulated interstate pipelines and certain storage subsidiaries during 1997. Operating expenses decreased due to reductions for recovery amortizations and transportation services. The other decreases are primarily due to reduced revenue related to the sale of property, plant and equipment.

      The Company's regulated pipelines will meet the growing demand for natural gas by continuing with their strategy of accessing major supply sources in the Rockies, the Midcontinent, and the Gulf of Mexico and moving the gas to core and other growth markets. The Company will also participate in proposed export pipelines from Canada and large projects within domestic markets.

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

      The operating profit decrease of $25 million resulted from decreased sales margins of $28 million, decreased storage and transportation revenue of $45 million, and increased depreciation, depletion and amortization of $8 million partially offset by increased sales volumes of $17 million, a $29 million gain related to the sale of a portion of ANR Pipeline Company's ("ANR Pipeline") gathering facilities, reduced operating and general expenses of $8 million and other increases of $2 million. The transportation and storage revenue decrease was primarily due to decreases of $46 million for revenue received in 1995 related to storage and contract settlements and increases in provisions for rate-related contingencies. Operating expenses were down in 1996 due to lower salaries and benefits as a result of an early retirement incentive program in 1995.

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

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $   6,877.1     $   7,364.8      $  6,851.3
Depreciation, depletion and amortization........................             74.6            73.3            61.8
Operating profit ...............................................             86.9            93.3           208.8
Refined product sales (MM Bbls).................................              279             307             301

      1997 Versus 1996. Operating revenues decreased by $488 million due to reduced sales volumes and prices. The volume decrease is partially due to mild weather in the northeastern United States as well as the ongoing refocusing of the Company's marketing assets to eliminate marginal activities and expand operations directly supporting the Company's core refining assets. Throughput at the Company's refineries was down 13,000 barrels per day from 1996.

      Purchases for the segment decreased by $497 million, resulting in a gross profit increase of $9 million. Increased margins of $32 million were partially offset by lower sales volumes of $16 million and other decreases of $7 million. The other decreases are due to reduced gross profit from the sale of convenience store merchandise of $3 million and other reductions of $4 million. The improved margins, which include the impact of inventory losses that resulted from falling product and crude oil prices, increased significantly in the last three quarters due to the Company's ability to use less expensive sour and heavy crudes.

      The operating profit decrease of $6 million results from increased operating expenses of $14 million and higher depreciation, depletion and amortization of $1 million partially offset by the increased gross profit of $9 million. The increased operating expenses can be attributed to increases for maintenance, catalyst and other expenses at the Company's refineries.

      Past investments in Refining, Marketing and Chemical assets are allowing Coastal to capitalize on improving industry fundamentals and refining margins. These investments enable the Company's refineries to produce lighter, higher-value products from the less expensive heavy and sour crudes that are becoming increasingly more available.

      1996 Versus 1995. Operating revenues increased by $514 million as a result of increased prices and sales volumes. The volume increase was primarily a result of increased throughput at the Company's refineries of 53,000 barrels per day.

      Purchases for the segment increased by $569 million, resulting in a gross profit decrease of $55 million. Decreased margins of $164 million; a non-recurring gain of $17 million from the sale of certain liquid pipeline assets in 1995 and other decreases of $2 million were partially offset by higher sales volumes of $104 million and increased gross profit from the sale, trading and exchanging of third-party products of $24 million. Margins were down in 1996 due to the industrywide high crude oil prices relative to the sales prices for refined products and substantially lower paraxylene prices compared to 1995.

      The operating profit decrease of $116 million resulted from decreased gross profit of $55 million, increased operating expenses of $49 million and increased depreciation, depletion and amortization of $12 million. The increased operating expenses resulted primarily from higher fuel and other costs at the refineries due to the increased throughput, expanded retail operations and the acquisition of a chemical plant in the first quarter of 1996. The expanded retail, chemical and refining operations, as well as a $4 million writedown of a tanker, resulted in the depreciation, depletion and amortization increase.

      Exploration and Production. Exploration and production operations involve the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. The segment also includes related intrastate natural gas marketing activities and gas processing plant operations.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $     561.4     $     473.1      $    278.6
Depreciation, depletion and amortization........................            186.7           159.2           105.5
Operating profit................................................            185.6           154.9            24.9
Natural gas production (MMcf/d).................................              436             353             234
Oil, condensate and natural gas liquids production (bpd)........           13,580          13,831          13,231

Average sales price (dollars):
-----------------------------
   Gas (per Mcf)................................................      $      2.40     $      2.19      $     1.57
   Oil, condensate and natural gas liquids (per bbl)............            18.75           20.46           17.20

      1997 Versus 1996. Operating revenues increased by $88 million as increased volumes and prices for natural gas were partially offset by lower prices and volumes for oil, condensate and natural gas liquids. Natural gas revenue increases of $98 million and other increases of $1 million were partially offset by decreased revenues of $11 million for crude oil, condensate and natural gas liquids. Average daily net production of natural gas increased by 24% over 1996 and net production of crude oil, condensate and natural gas liquids decreased by 2% from the prior year. The volume increase for natural gas results from Coastal's ongoing successful programs in the Gulf of Mexico, South Texas and Utah's Natural Buttes area.

      The operating profit increase of $31 million results from increased volumes of $60 million and higher prices of $23 million offset by increased operating expenses of $22 million; higher depreciation, depletion and amortization of $28 million; and other decreases of $2 million. The increased operating expenses result primarily from increased levels of offshore activity and increased production. Increased production volumes and a higher rate account for the depreciation, depletion and amortization increase.

      For the third year in a row, Coastal added reserves in 1997 that were more than triple production due to its successful exploration and exploitation programs.

      1996 Versus 1995. The increase in operating revenues of $195 million can be attributed to increased prices and volumes for all products. Natural gas revenue increases of $146 million; oil, condensate and natural gas liquids increases of $21 million; and processing plant increases of $35 million were offset by other revenue decreases of $7 million.

      The operating profit increase of $130 million resulted from higher prices of $110 million; increased volumes sold for $94 million and other increases of $3 million offset by increased operating expenses of $23 million and higher depreciation, depletion and amortization of $54 million. The increased operating expenses result primarily from increases for processing plant operations. Depreciation, depletion and amortization was higher due to the increased volumes and provisions for the impairment of international projects.

     Coal. Coal operations include mining, processing and marketing of coal from Company-owned reserves and from other sources, and the brokering of coal for others.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $     226.8     $     713.6      $    459.6
Depreciation, depletion and amortization........................             14.1            37.3            31.3
Operating profit................................................             25.3           356.0            98.7
Captive and brokered sales (millions of tons)...................              8.0            17.9            18.0

      1997 Versus 1996. The decrease in coal revenues results primarily from the sale of the Utah coal mining operations in December 1996 (See Notes 10 and 15 of the Notes to the Consolidated Financial Statements). In addition to the reduction in revenues from operating those mines, the 1996 revenues also included a gain of $272 million from the sale. The segment experienced a 3% increase in volumes sold from its remaining mines in the eastern United States and a 4% decrease in the average sales price per ton as compared to 1996.

      The operating profit decrease of $331 million results from the $272 million gain noted above and a decrease of $62 million due to not operating the Western mines in 1997 offset by other increases of $3 million. The other increases of $3 million result from the favorable resolution of a contingency in 1997 and other increases partially offset by reduced sales of coke from the Company's Aruba refinery.

      Coastal continues to operate mines and processing plants and market coal from reserves in West Virginia, Virginia and Kentucky.

      1996 Versus 1995. The increase in coal revenues is primarily the result of the $272 million gain noted above partially offset by decreased volumes and lower prices. The segment experienced a 1% decrease in volumes sold and brokered and a 5% reduction in the average sales price per ton as compared to 1995.

      The operating profit increase of $257 million resulted from the $272 million gain noted above and other increases of $17 million partially offset by decreased volumes of $10 million and reduced prices of $22 million. The other increase resulted primarily from sales in 1996 of coke from the Company's Aruba refinery.

      Power. Power operations include the ownership of, participation in and operation of power projects in the United States and internationally.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $     103.8     $      92.6      $     48.4
Depreciation, depletion and amortization........................              3.1             2.4             2.0
Operating profit................................................              7.2            17.3             7.8

      1997 Versus 1996. The increase in operating revenue of $11 million results primarily from increased revenues related to the El Salvador operations partially offset by a development fee received in 1996. The operating profit reduction of $10 million results from the $4 million development fee received in 1996, a $2 million decrease at a domestic cogeneration plant due to mechanical problems and increased administrative and development expenses of $4 million related to the operations of joint venture projects.

      Most of the plants in which Power has investments are partially owned, thus the equity earnings from the plants are classified as Other income-net rather than operating profit. In 1997, equity income from the partially owned plants amounted to $36 million. The equity income increased by $12 million over 1996 due primarily to improved results from both domestic and foreign plants, some of which operated only a partial year in 1996.

      The Company has power plants operating in the United States, China, Central America and in the Caribbean; under construction in Guatemala, China and Pakistan; and in various stages of development in the United States, Nicaragua, China and other countries.

      1996 Versus 1995. The operating revenue increase of $44 million resulted primarily from the power plant in El Salvador, which began operations late in the third quarter of 1995. Operating profit increased by $10 million, also primarily a result of the El Salvador operations. In 1996, equity income from partially-owned plants amounted to $24 million.

      Other. Other operations involve trucking, real estate and other activities.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------
Operating revenues..............................................      $      29.4     $      32.7      $    148.3
Depreciation, depletion and amortization........................              1.0             2.0             5.7
Operating profit................................................              6.2            11.7             7.3

      1997 Versus 1996. The $3 million decrease in operating revenues results primarily from the sale of certain real estate properties in 1997. Operating profit decreased by $5 million due primarily to provisions for certain environmental exposures.

      1996 Versus 1995. The $116 million decrease in operating revenues was due to the trucking operations, which were merged, in November 1995, into a new company in which Coastal has a 50% interest. Operating profit increased by $4 million due primarily to 1995 losses from the trucking operations not recurring. The equity earnings (loss) from the trucking operations is included in Other income-net.

                                Other Income-Net

      1997 Versus 1996. Other income-net increased by $17 million in 1997 due to increased equity income from unconsolidated subsidiaries.

      1996 Versus 1995. Other income-net increased by $33 million due to increased equity income from unconsolidated subsidiaries.

                            Interest and Debt Expense

      1997 Versus 1996. Interest and debt expense decreased by $61 million in 1997 due to lower average debt and a lower average interest rate.

      1996 Versus 1995. Interest and debt expense decreased by $47 million in 1996 due to a lower average interest rate.

                                 Taxes on Income

      Income taxes fluctuated as a result of changing levels of income before taxes and changes in the effective federal income tax rate. The effective federal income tax rates were primarily affected by the exclusions for foreign investments and certain domestic joint ventures.

                               Extraordinary Items

      The extraordinary items, net of income taxes, resulted from the early retirement of debt in 1997 and 1996 and the discontinuation of regulatory accounting in 1996. See Note 13 of the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
The Coastal Corporation
Houston, Texas


      We have audited the accompanying consolidated balance sheets of The Coastal Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Coastal Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.









DELOITTE & TOUCHE LLP



Houston, Texas
February 3, 1998
(February 13, 1998 as to Note 15)

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars Except Per Share)


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

OPERATING REVENUES..............................................      $   9,653.1     $  12,166.9      $  10,457.6
                                                                      -----------     -----------      -----------

OPERATING COSTS AND EXPENSES
   Purchases....................................................          6,786.5         8,979.8          7,554.2
   Operating expenses...........................................          1,634.6         1,722.0          1,773.9
   Depreciation, depletion and amortization.....................            433.5           453.6            378.5
                                                                      -----------     -----------      -----------
                                                                          8,854.6        11,155.4          9,706.6
                                                                      -----------     -----------      -----------

OPERATING PROFIT................................................            798.5         1,011.5            751.0
                                                                      -----------     -----------      -----------

OTHER INCOME-NET................................................            101.7            85.0             51.6
                                                                      -----------     -----------      -----------

OTHER EXPENSES
   General and administrative...................................             65.8            64.9             64.7
   Interest and debt expense....................................            307.5           368.3            415.4
   Taxes on income..............................................            134.8           163.1             52.1
                                                                      -----------     -----------      -----------
                                                                            508.1           596.3            532.2
                                                                      -----------     -----------      -----------

EARNINGS BEFORE EXTRAORDINARY ITEMS.............................            392.1           500.2            270.4

EXTRAORDINARY ITEMS - NET OF INCOME TAXES
   Loss on early extinguishment of debt.........................            (90.6)          (12.0)               -
   Discontinuation of regulatory accounting ....................                -           (85.6)               -
                                                                      -----------     -----------      -----------

NET EARNINGS....................................................            301.5           402.6            270.4

DIVIDENDS ON PREFERRED STOCK....................................             17.4            17.4             17.4
                                                                      -----------     -----------      -----------

NET EARNINGS AVAILABLE TO
   COMMON STOCKHOLDERS..........................................      $     284.1     $     385.2      $     253.0
                                                                      ===========     ===========      ===========

BASIC EARNINGS PER SHARE
   Before extraordinary items...................................      $      3.53     $      4.57      $      2.41
   Extraordinary items..........................................             (.85)           (.92)               -
                                                                      -----------     -----------      -----------

   NET BASIC EARNINGS PER SHARE.................................      $      2.68     $      3.65      $      2.41
                                                                      ===========     ===========      ===========

DILUTED EARNINGS PER SHARE
   Before extraordinary items...................................      $      3.49     $      4.52      $      2.39
   Extraordinary items..........................................             (.84)           (.91)               -
                                                                      -----------     -----------      -----------

   NET DILUTED EARNINGS PER SHARE...............................      $      2.65     $      3.61      $      2.39
                                                                      ===========     ===========      ===========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1997            1996
                                                                                      -----------      ----------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents.....................................................     $      20.5      $    106.3
   Receivables, less allowance for doubtful accounts $16.6 million (1997)
      and $23.4 million (1996)...................................................         1,570.8         1,801.0
   Inventories...................................................................           684.7         1,143.9
   Prepaid expenses and other....................................................           252.7           145.2
                                                                                      -----------      ----------
      Total Current Assets.......................................................         2,528.7         3,196.4
                                                                                      -----------      ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Natural gas systems...........................................................         5,859.0         5,691.5
   Refining, crude oil and chemical facilities...................................         2,254.8         2,213.9
   Gas and oil properties - at full-cost.........................................         2,152.0         1,669.4
   Other.........................................................................           395.0           386.7
                                                                                      -----------      ----------
                                                                                         10,660.8         9,961.5
   Accumulated depreciation, depletion and amortization..........................         3,539.2         3,306.6
                                                                                      -----------      ----------
                                                                                          7,121.6         6,654.9
                                                                                      -----------      ----------

OTHER ASSETS
   Goodwill......................................................................           489.8           508.9
   Investments - equity method ..................................................           722.8           589.1
   Other.........................................................................           762.3           663.8
                                                                                      -----------      ----------
                                                                                          1,974.9         1,761.8
                                                                                      -----------      ----------
                                                                                      $  11,625.2      $ 11,613.1
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1997            1996
                                                                                      -----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Notes payable ................................................................     $     114.0      $    105.0
   Accounts payable..............................................................         2,074.0         2,425.9
   Accrued expenses..............................................................           270.7           408.3
   Current maturities on long-term debt..........................................            42.0             8.0
                                                                                      -----------      ----------
      Total Current Liabilities..................................................         2,500.7         2,947.2
                                                                                      -----------      ----------

DEBT
   Long-term debt, excluding current maturities..................................         3,663.2         3,526.1
                                                                                      -----------      ----------

DEFERRED CREDITS AND OTHER
   Deferred income taxes.........................................................         1,564.9         1,404.8
   Other deferred credits .......................................................           514.0           598.5
                                                                                      -----------      ----------
                                                                                          2,078.9         2,003.3
                                                                                      -----------      ----------

PREFERRED STOCK
   Issued by subsidiaries........................................................           100.0           100.0
                                                                                      -----------      ----------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
   Cumulative preferred stock (with aggregate liquidation preference
      of $208.1 million) ........................................................             2.6             2.6
   Class A common stock - Issued (1997 - 366,315 shares;
      1996 - 382,449 shares).....................................................              .1              .1
   Common stock - Issued (1997 - 110,117,191 shares;
      1996 - 109,756,251 shares).................................................            36.7            36.6
   Additional paid-in capital....................................................         1,243.6         1,239.6
   Retained earnings.............................................................         2,131.9         1,890.1
                                                                                      -----------      ----------
                                                                                          3,414.9         3,169.0

   Less common stock in treasury - at cost (1997 - 4,395,867 shares;
      1996 - 4,395,405 shares)...................................................           132.5           132.5
                                                                                      -----------      ----------
                                                                                          3,282.4         3,036.5
                                                                                      -----------      ----------
                                                                                      $  11,625.2      $ 11,613.1
                                                                                      ===========      ==========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------

NET CASH FLOW FROM OPERATING ACTIVITIES
   Earnings before extraordinary items..........................      $     392.1     $     500.2      $    270.4
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization .................            436.6           455.7           382.0
      Deferred income taxes.....................................             69.1            55.0            32.7
      Gain from sale of Utah coal mining operations.............                -          (272.3)              -
      Amortization of producer contract reformation costs.......                -            25.6            29.0
      Distributed (undistributed) earnings from equity
         investments............................................            (29.1)            (.8)           28.6
   Working capital and other changes, excluding changes
      relating to cash and non-operating activities:
      Accounts receivable.......................................            229.9          (684.4)           (8.6)
      Inventories...............................................            418.2          (387.2)           36.4
      Prepaid expenses and other................................             12.3              .4            19.8
      Accounts payable..........................................           (350.1)          796.9          (132.3)
      Accrued expenses..........................................            (56.6)           61.0            (2.6)
      Other.....................................................           (161.5)           11.3            (6.3)
                                                                      -----------     -----------      ----------
                                                                            960.9           561.4           649.1
                                                                      -----------     -----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment...................           (996.7)         (880.8)         (626.8)
   Proceeds from sale of property, plant and equipment..........             84.1            79.4           109.6
   Additions to investments.....................................           (193.8)         (114.2)          (75.2)
   Proceeds from investments....................................             71.5            25.9            27.5
   Proceeds from sale of Utah coal mining operations............                -           610.1               -
   Recovery of gas supply prepayments...........................                -              .3              .5
                                                                      -----------     -----------      ----------
                                                                         (1,034.9)         (279.3)         (564.4)
                                                                      -----------     -----------      ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term notes......................            259.0          (318.2)          366.0
   Redemption of mandatory redemption
      preferred stock...........................................                -             (.6)              -
   Proceeds from issuing common stock...........................              7.3            14.7            10.5
   Proceeds from issuing stock of subsidiaries..................                -           105.0               -
   Proceeds from long-term debt issues..........................            943.4           590.7           323.9
   Payments to retire long-term debt............................         (1,161.8)         (566.2)         (740.9)
   Dividends paid...............................................            (59.7)          (59.6)          (59.3)
                                                                      -----------     -----------      ----------
                                                                            (11.8)         (234.2)          (99.8)
                                                                      -----------     -----------      ----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS.........................................            (85.8)           47.9           (15.1)
   Cash and cash equivalents at beginning of year...............            106.3            58.4            73.5
                                                                      -----------     -----------      ----------
   Cash and cash equivalents at end of year.....................      $      20.5     $     106.3      $     58.4
                                                                      ===========     ===========      ==========

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED COMMON STOCK AND
                           OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)

                                                                   Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                   1997                     1996                      1995
                                           -------------------      --------------------      -------------------
                                            Shares     Amount        Shares      Amount        Shares     Amount
                                           --------   --------      --------    --------      --------   --------
PREFERRED STOCK, PAR VALUE 33-1/3(cent)
   PER SHARE, AUTHORIZED 50,000,000
   SHARES CUMULATIVE CONVERTIBLE
   PREFERRED:
     $1.19, Series A: beginning balance.         60   $      -            61    $      -           63     $      -
     Converted to common................         (2)         -            (1)          -           (2)           -
                                           --------   --------       -------    --------      -------     --------
       Ending balance...................         58          -            60           -           61            -
                                           ========   --------       =======    --------      =======     --------
     $1.83, Series B: beginning balance.         74          -            79          .1           84           .1
     Converted to common................         (6)         -            (5)        (.1)          (5)           -
                                           --------   --------       -------    --------      -------     --------
       Ending balance...................         68          -            74           -           79           .1
                                           ========   --------       =======    --------      =======     --------
     $5.00, Series C: beginning balance.         32          -            33           -           34            -
     Converted to common................         (2)         -            (1)          -           (1)           -
                                           --------   --------       -------    --------      -------     --------
       Ending balance...................         30          -            32           -           33            -
                                           ========   --------       =======    --------      =======     --------

CUMULATIVE PREFERRED:
   $2.125, Series H, liquidation amount
   of $25 per share:
   Beginning and ending balance.........      8,000        2.6         8,000         2.6        8,000          2.6
                                           ========   --------       =======    --------      =======     --------

CLASS A COMMON STOCK, PAR VALUE
   33-1/3(cent) PER SHARE, AUTHORIZED
   2,700,000 SHARES
     Beginning balance..................        382         .1           404          .1          416           .1
     Converted to common................        (17)         -           (35)          -          (20)           -
     Conversion of preferred stock and
     exercise of stock options..........          1          -            13           -            8            -
                                           --------   --------       -------    --------      -------     --------
       Ending balance...................        366         .1           382          .1          404           .1
                                           ========   --------       =======    --------      =======     --------

COMMON STOCK, PAR VALUE 33-1/3(cent)
   PER SHARE, AUTHORIZED 250,000,000
   SHARES
     Beginning balance..................    109,756       36.6       109,168        36.4      108,726         36.2
     Conversion of preferred stock......         47          -            34           -           34            -
     Conversion of Class A common stock.         17          -            35           -           20            -
     Exercise of stock options..........        297         .1           519          .2          388           .2
                                           --------   --------       -------    --------      -------     --------
       Ending balance...................    110,117      36.7        109,756        36.6      109,168         36.4
                                           ========   --------       =======    --------      =======     --------

ADDITIONAL PAID-IN CAPITAL
   Beginning balance....................               1,239.6                   1,225.0                   1,214.7
   Exercise of stock options............                   4.0                      14.6                      10.3
                                                      --------                  --------                  --------
       Ending balance...................               1,243.6                   1,239.6                   1,225.0
                                                      --------                  --------                  --------

RETAINED EARNINGS
   Beginning balance ...................               1,890.1                   1,547.1                   1,336.0
   Net earnings for period..............                 301.5                     402.6                     270.4
   Cash dividends on preferred stock....                 (17.4)                    (17.4)                    (17.4)
   Cash dividends on Class A common
     stock, 36(cent)(1997), 36(cent)(1996)
     and 36(cent)(1995) per share.......                   (.1)                      (.1)                      (.1)
   Cash dividends on common stock,
     40(cent)(1997), 40(cent)(1996) and
     40(cent)(1995) per share...........                 (42.2)                    (42.1)                    (41.8)
                                                      --------                  --------                  --------
       Ending balance...................               2,131.9                   1,890.1                   1,547.1
                                                      --------                  --------                  --------

LESS TREASURY STOCK - AT COST...........      4,396      132.5         4,395       132.5        4,395        132.5
                                           ========   --------       =======    --------      =======     --------

TOTAL...................................              $3,282.4                  $3,036.5                  $2,678.8
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

      Statement of Cash Flows. For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. Cash flows of a hedging instrument that is accounted for as a hedge of an identifiable transaction are classified in the same category as the cash flows from the item being hedged. The Company made cash payments for interest and financing fees (net of amounts capitalized) of $275.7 million, $386.0 million and $443.6 million in 1997, 1996 and 1995, respectively. Cash payments for income taxes amounted to $63.6 million, $57.2 million and $33.3 million for 1997, 1996 and 1995, respectively.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

      Inventories. Inventories of refined products and crude oil are accounted by the first-in, first-out cost method or market, if lower. Inventories of natural gas are accounted for at average cost. Inventories of coal are accounted for at average cost, or market, if lower. Inventories of materials and supplies are accounted for at average cost.

      Hedges. The Company frequently enters into swaps, futures and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair value of these contracts is recognized in income. The Company also enters into interest rate and foreign currency swaps to manage interest rates and foreign currency risk. Income and expense related to interest rate swaps is accrued as interest rates change and is recognized in income over the life of the agreement. Gains or losses from foreign currency swaps are deferred and are recognized as payments are made on the related foreign currency denominated debt. Such gains and losses are essentially offset by gains or losses on the related debt.

      To qualify as a hedge, the item to be hedged must expose the Company to price, interest rate or foreign currency exchange rate risk and the hedging instrument must reduce that exposure. Any contracts held or issued that do not meet the requirements of a hedge are recorded at fair value in the balance sheet and any changes in that fair value recognized in income. If a contract designated as a hedge of price risk or foreign currency exchange risk is terminated, the associated gain or loss is deferred and recognized in income in the same manner as the hedged item. Also, a contract designated as a hedge of an anticipated transaction that is no longer likely to occur is recorded at fair value and the associated changes in fair value recognized in income. The gain or loss associated with a terminated interest rate swap that has been designated as a hedge of interest rate risk will continue to be recognized in interest and debt expense over the life of the agreement.

      Property, Plant and Equipment. Property additions include acquisition costs, administrative costs and, where appropriate, capitalized interest allocable to construction. Capitalized interest amounted to $15.5 million, $8.0 million and $5.9 million in 1997, 1996 and 1995, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. All other general and administrative costs, as well as production costs, are expensed as incurred.

      Depreciation, depletion and amortization ("DD&A") of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for DD&A is determined by dividing the total unrecovered carrying value of gas and oil properties (excluding costs related to unevaluated properties and major development projects) plus estimated future development costs by the estimated proved reserves included therein, as estimated by an independent engineer. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.91 for 1997, $.88 for 1996 and $.89 for 1995. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10%. If the unamortized costs are greater than this ceiling, any excess will be charged to DD&A expense. No such charge was required in the periods presented. Provisions for depletion of coal properties, including exploration and development costs, are based upon estimates of recoverable reserves using the unit-of-production method. Provision for depreciation of other property is primarily on a straight-line basis over the estimated useful life of the properties. The annual rates of depreciation are as follows:

      Refining, crude oil and chemical facilities ..............    3.0% - 20.0%
      Gas systems...............................................    1.7% - 10.0%
      Coal facilities...........................................    5.0% - 33.3%
      Power facilities..........................................    2.9% - 33.3%
      Transportation equipment..................................    5.0% - 33.3%
      Office and miscellaneous equipment........................    2.5% - 20.0%
      Buildings and improvements................................    1.3% - 20.0%

      Costs of minor property units (or components thereof) retired or abandoned are charged or credited, net of salvage, to accumulated depreciation, depletion and amortization. Gain or loss on sales of major property units is credited or charged to income.

      Goodwill. Goodwill, which primarily relates to the acquisitions of American Natural Resources Company ("ANR") and Colorado Interstate Gas Company ("CIG"), amounted to $489.8 million at December 31, 1997, and is being amortized on a straight-line basis over a 40-year period. Amortization expense charged to operations was approximately $19.0 million for 1997, 1996 and 1995, respectively. As warranted by facts and circumstances, the Company periodically assesses the recoverability of the cost of goodwill from future operating income.

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

      Earnings Per Share. Basic earnings per common share amounts are calculated using the average number of common and Class A common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for prior years has been restated following the standards in Statement of Financial Accounting Standards No. 128.

      Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). The interstate natural gas pipelines and certain storage subsidiaries are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). These subsidiaries historically followed the reporting and accounting requirements of FAS 71. Effective November 1, 1996, these subsidiaries discontinued application of FAS 71. This accounting change has no direct effect on either the subsidiaries' ability to include the previously deferred items in future rate proceedings or on their ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which these subsidiaries operate. Further, the Company has reexamined the useful lives of assets corresponding to these subsidiaries. During 1997, the depreciation rates associated with certain of these assets were revised, which had the effect of increasing "Earnings before extraordinary items" and "Net earnings" by $13.4 million ($.13 per share).

      Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). The Company adopted FAS 125 in 1997. The application of the new standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      Statement of Position 96-1 ("SOP 96-1"). The Company adopted SOP 96-1 on Environmental Remediation Liabilities in 1997. The application of the statement did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). The Financial Accounting Standards Board ("FASB") has issued FAS 130 to be effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The application of the new standard is not expected to have a material effect on the Company's consolidated financial statements.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The FASB has issued FAS 131 to be effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that the application of the new standard will have a material effect on its consolidated financial statements.

      Reclassification of Prior Period Statements. Certain minor reclassifications have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

Note 2.    Inventories

      Inventories at December 31 were (Millions of Dollars):

                                                          1997          1996
                                                      -----------    ----------

      Refined products, crude oil and chemicals...    $     492.3    $    920.3
      Natural gas in underground storage..........           40.5          77.7
      Coal, materials and supplies................          151.9         145.9
                                                      -----------    ----------
                                                      $     684.7    $  1,143.9
                                                      ===========    ==========

      Elements included in inventory cost are material, labor and manufacturing expenses.

Note 3.    Investments

      The Company has interests in corporations, partnerships and joint ventures which are accounted for on an equity basis. These investments, included in Other assets, are Great Lakes Gas Transmission Limited Partnership (50% interest), which operates an interstate pipeline system; Engage Energy US, L.P. and Engage Energy Canada, L.P. ("Engage") (50% interest), which market natural gas and electricity; Iroquois Gas Pipeline System, L.P. (16% interest), which operates a natural gas pipeline; Empire State Pipeline (50% interest), which operates a natural gas pipeline; Javelina Company (40% interest), which operates a gas processing plant in Corpus Christi, Texas; Eagle Point Cogeneration Partnership (50% interest), which operates a cogeneration facility in New Jersey; and several pipeline, power and other ventures. The Company's investment in these entities, including advances, amounted to $722.8 million and $589.1 million at December 31, 1997 and 1996, respectively. The Company's equity in income of the investments, included in Other income-net, was $123.7 million, $103.7 million and $60.6 million in 1997, 1996 and 1995, respectively, while dividends and partnership distributions received amounted to $94.6 million, $102.9 million and $89.2 million in 1997, 1996 and 1995, respectively.

      Summarized financial information of these entities is as follows (Millions of Dollars):

                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1997            1996
                                                                                      -----------      ----------
      Current assets.............................................................     $   1,477.7      $    800.4
      Noncurrent assets..........................................................         5,411.2         5,268.5
                                                                                      -----------      ----------
                                                                                      $   6,888.9      $  6,068.9
                                                                                      ===========      ==========

      Current liabilities........................................................     $   1,385.2      $    863.6
      Noncurrent liabilities.....................................................         3,274.3         3,412.8
      Deferred credits...........................................................           246.6           230.4
      Equity.....................................................................         1,982.8         1,562.1
                                                                                      -----------      ----------
                                                                                      $   6,888.9      $  6,068.9
                                                                                      ===========      ==========


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------
      Revenues..................................................      $   5,511.0     $   2,229.0      $   1,924.5
      Operating income..........................................            608.8           591.1            558.9
      Net income................................................            325.5           266.9            153.2

Note 4.    Debt

      Long-Term Debt - Balances at December 31 were (Millions of Dollars):

                                                              1997            1996
                                                          -----------      ----------

      The Coastal Corporation:
      Notes payable (revolving credit agreements)....     $     125.0      $        -
      Senior notes:
         10.375%, due 2000...........................           121.3           249.9
         10%, due 2001...............................            83.9           299.4
         8.75%, due 1999.............................           150.0           150.0
         8.125%, due 2002............................           249.6           249.5
      Senior debentures:
         10.25%, due 2004............................            37.7           199.9
         10.75%, due 2010............................            56.4           149.6
         9.75%, due 2003.............................           102.1           299.1
         9.625%, due 2012............................           149.3           149.2
         7.75%, due 2035.............................           149.9           149.9
         7.42%, due 2037.............................           200.0               -
         6.7%, due 2027..............................           200.0               -
      Other..........................................               -              .1
                                                          -----------      ----------
                                                              1,625.2         1,896.6

      Subsidiary companies:
      Notes payable (term credit facilities).........           244.3           378.1
      Notes payable (revolving credit agreements)....           682.6           510.0
      Notes payable (project financing), due 2006....            51.0            18.2
      Debentures, 6.85% to 10%, due 2005-2037........           777.4           677.2
      Other, due 2003-2028...........................            74.7            54.0
                                                          -----------      ----------
                                                              1,830.0         1,637.5
                                                          -----------      ----------
      Amount reclassified from short-term debt.......           250.0               -
                                                          -----------      ----------
      Total long-term debt...........................         3,705.2         3,534.1
      Less current maturities........................            42.0             8.0
                                                          -----------      ----------
                                                          $   3,663.2      $  3,526.1
                                                          ===========      ==========

      At December 31, 1997, amounts available under long-term credit agreements with banks totaled $1,439.1 million, including $125.0 million available to The Coastal Corporation. Loans under these agreements bear interest at money market-related rates (weighted average 6.04% at December 31, 1997). Annual commitment fees range up to .30% payable on the unused portion of the applicable facility. At December 31, 1997, $1,051.9 million was outstanding and $45.1 million of the unused amount was dedicated to a specific use.

      The subsidiary project financing note bears interest at money market-related rates.

      Various agreements contain restrictive covenants which, among other things, limit dividends by certain subsidiaries and additional indebtedness of certain subsidiaries. At December 31, 1997, net assets of consolidated subsidiaries amounted to approximately $6.0 billion, of which $632.3 million was restricted by such provisions.

      Maturities. The aggregate amounts of long-term debt maturities for the five years following 1997 are (Millions of Dollars):

                  1998      $  42.0             2001       $798.8
                  1999        304.5             2002        420.3
                  2000        131.0

      Notes Payable. At December 31, 1997, Coastal had $364.0 million of outstanding indebtedness to banks under short-term lines of credit, compared to $105.0 million at December 31, 1996. As of December 31, 1997, the Company's financial statements reflected $250.0 million of short-term borrowings which had been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was not a similar reclassification as of December 31, 1996. The weighted average interest rates were 6.31% and 5.94% at December 31, 1997 and 1996, respectively. As of December 31, 1997, $970.3 million was available to be drawn under short-term credit lines.

      Restrictions on Payment of Dividends. Under the terms of the most restrictive of the Company's financing agreements, approximately $648.2 million of retained earnings was available at December 31, 1997, for payment of dividends on the Company's common and preferred stocks.

      Guarantees. Coastal and certain subsidiaries have guaranteed specific obligations of several unconsolidated affiliates. Affiliates are generally not required to collateralize their contingent liabilities to the Company. At December 31, 1997, the Company had guaranteed construction financings of two partially owned partnerships. The Company's proportionate share of the outstanding principal balance under these guarantees was $61.3 million at December 31, 1997. These loans are expected to be refinanced on a non-recourse basis in 1998. The Company and a partner have issued a number of guarantees related to the operations of Engage. Pursuant to an equalization agreement with the partner, each party has agreed to reimburse the other in the event there are disproportionate payments under their respective guarantees. As of December 31, 1997, the Company's share of such guarantees was $488.3 million; the actual affiliate liabilities related to these guarantees was $87.9 million. Other guarantees and indemnities related to obligations of unconsolidated affiliates amounted to approximately $137.4 million as of December 31, 1997. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective financings and other obligations and that no payments will be required and no losses will be incurred under such guarantees and indemnities.

      Coastal and certain subsidiaries have guaranteed approximately $6.5 million of obligations of third parties under leases and borrowing arrangements. Where possible, the Company has obtained security interests and guarantees by the principals. Cash requirements and losses under these guarantees are expected to be nominal.

Note 5.    Leases and Commitments

      The Company leases property, plant and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Such residual value guarantees amount to approximately $217.5 million. Rental expense amounted to approximately $95.3 million, $92.7 million and $79.4 million in 1997, 1996 and 1995, respectively, excluding leases covering natural resources. Aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $91.7 million, $90.8 million, $77.6 million, $77.9 million, and $72.0 million for the years 1998-2002, respectively, and $686.7 million thereafter.

Note 6.    Preferred Stock of Subsidiaries

      Shares and aggregate redemption value of mandatory redemption preferred stock outstanding, excluding shares redeemable within one year, were (Thousands of Shares and Millions of Dollars):

                                                    Shares           Value
                                                 -----------      ----------

      Balance, December 31, 1994............               6      $       .6
      Redemptions...........................               -               -
                                                 -----------      ----------
      Balance, December 31, 1995............               6              .6
      Redemptions...........................              (6)            (.6)
                                                 -----------      ----------
      Balance, December 31, 1996............               -               -
      Redemptions...........................               -               -
                                                 -----------      ----------
      Balance, December 31, 1997............               -      $        -
                                                 ===========      ==========

      Coastal Securities Company Limited ("Coastal Securities"), a wholly owned subsidiary, issued 4,000,000 shares of preferred stock in 1996 for $100 million in cash. Quarterly cash dividends are being paid on the preferred stock at a rate based on the London Interbank Offered Rate ("LIBOR"). The preferred shareholders are also entitled to participating dividends based on certain refining margins. Coastal Securities may redeem the preferred stock on or after December 31, 1999 for cash. Also, on or after December 31, 1999 but prior to December 31, 2000, Coastal Securities may elect to redeem the preferred stock by issuing unsecured convertible debentures.

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

      Interest Rate Swaps. The Company has entered into a number of interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 1997, the Company had interest rate swaps with a notional amount of $22.1 million, and a portfolio of variable rate debt outstanding in the amount of $1,518 million. Under these agreements, Coastal will pay the counterparties interest at a weighted average fixed rate of 6.68%, and the counterparties will pay Coastal interest at a variable rate equal to LIBOR. The weighted average LIBOR rate applicable to these agreements was 6.11% at December 31, 1997. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as LIBOR fluctuates. Terms expire at various dates through the year 2000.

      Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. Coastal is exposed to loss if one or more of the counterparties default. At December 31, 1997, Coastal had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate and currency swaps are reviewed with, and, when necessary, are approved by the Company's Board of Directors.

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

      Fair Value of Financial Instruments. The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                          (Millions of Dollars)
                                                      -----------------------------------------------------------
                                                              Dec. 31, 1997                  Dec. 31, 1996
                                                      ----------------------------   ----------------------------
                                                       Carrying            Fair       Carrying            Fair
                                                        Amount             Value       Amount             Value
                                                      ----------         ---------   ----------         ---------
Nonderivatives:
   Financial assets:
      Cash and cash equivalents...................    $     20.5       $      20.5   $     106.3      $      106.3
      Notes receivable............................         222.3             241.1         206.5             219.7
      Investments.................................          56.8              56.8             -                 -

   Financial liabilities:
      Short-term debt.............................         114.0             114.0         105.0             105.0
      Long-term debt .............................       3,705.2           4,024.0       3,534.1           3,879.8
      Preferred stock - issued by subsidiaries....         100.0             100.0         100.0             101.3

   Derivatives relating to:
      Commodity swaps loss........................             -                 -             -             (44.3)

   Debt:
      Interest rate swaps loss....................             -               0.2             -               0.4

      The estimated value of the Company's notes receivable, long-term debt and preferred stock - issued by subsidiaries is based on interest rates at December 31, 1997 and 1996, respectively, for new issues with similar remaining maturities. The fair value of investments are based on market prices at December 31, 1997. The fair value of the derivatives relating to commodity swaps reflects the estimated amount to terminate the contracts at December 31, 1996, taking into account unrealized gains or losses. Dealer quotes are available for these derivatives. The fair market value of the Company's interest rate swaps is based on the estimated termination values at December 31, 1997 and 1996, respectively.

Note 8.    Common and Preferred Stock

      Executives, directors and other key employees have been granted options to purchase common shares under stock option plans adopted in 1990, 1994, 1996 and 1997. Under each plan, the option price equals the fair market value of the common shares on the date of grant. Options vest cumulatively at rates ranging from 15% to 33 1/3% of the option shares on each anniversary date of the date of grant beginning with the first or second anniversary. The options, which expire either five years or ten years from the grant date, do not carry any stock appreciation rights.

      The following table presents a summary of stock option transactions for the three years ended December 31, 1997:

                                                                                         Class A         Average
                                                                         Common          Common       Option Price
                                                                         Shares          Shares         Per Share
                                                                      ------------    -----------    --------------
      December 31, 1994...........................................       2,176,657         22,591    $        26.99
         Granted..................................................         515,250              -             28.51
         Exercised................................................        (415,971)        (7,811)            22.14
         Revoked or expired.......................................        (118,700)             -             29.68
                                                                       -----------    -----------    --------------
      December 31, 1995...........................................       2,157,236         14,780             28.15
         Granted..................................................         666,500              -             36.59
         Exercised................................................        (528,751)       (12,500)            26.52
         Revoked or expired.......................................         (61,600)             -             30.87
                                                                       -----------    -----------    --------------
      December 31, 1996...........................................       2,233,385          2,280             30.98
         Granted..................................................         783,556              -             47.19
         Exercised................................................        (294,965)             -             27.44
         Revoked or expired.......................................        (117,601)             -             32.52
                                                                       -----------    -----------    --------------
      December 31, 1997...........................................       2,604,375          2,280    $        36.24
                                                                       ===========    ===========    --------------

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

                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      ----------
      Earnings before extraordinary items.......................      $     387.8     $     498.0      $    269.5
      Net earnings..............................................            297.2           400.4           269.5

      Basic earnings per share
         Before extraordinary items.............................      $      3.49     $      4.55      $     2.40
         Extraordinary items....................................             (.85)           (.92)              -
                                                                      -----------     -----------      ----------
         Net basic earnings per share...........................      $      2.64     $      3.63      $     2.40
                                                                      ===========     ===========      ==========

      Diluted earnings per share
         Before extraordinary items.............................      $      3.45     $      4.50      $     2.38
         Extraordinary items....................................             (.84)           (.91)              -
                                                                      -----------     -----------      ----------
         Net diluted earnings per share.........................      $      2.61     $      3.59      $     2.38
                                                                      ===========     ===========      ==========

      The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997: risk free interest of 6.90%; expected dividend yield of
 .85%; expected life of eight years; and expected volatility of .2205. The weighted average fair value of options granted during 1997 is $19.49 per share.

      Stock options available for future grants amounted to 246,821; 906,771; and 1,530,830 at December 31, 1997, 1996 and 1995, respectively. Exercisable stock options amounted to 676,599; 748,354; and 1,096,479 at December 31, 1997, 1996 and 1995, respectively.

      The following tables summarize information about stock options outstanding and exercisable at December 31, 1997:

                                                                 Outstanding                     Exercisable
                                                  --------------------------------------   ------------------------
                                                                              Average                     Average
      Exercise                                                     Average    Exercise                    Exercise
      Price Range                                    Shares       Life (*)      Price        Shares        Price
      -----------                                 ------------    --------   -----------   ----------   -----------
       $20.91  -   $29.13........................      829,379       5.8     $     27.60      394,419   $     27.10
        30.31  -    40.56........................    1,005,720       6.7           34.95      282,180         33.02
        47.06  -    59.63........................      771,556       9.1           47.18            -             -
                                                     ---------                             ----------
                                                     2,606,655                                676,599
                                                     =========                             ==========

      *Average life remaining in years.

Note 9.    Segment and Geographic Reporting

      The Company operates principally in the following lines of business: natural gas; refining, marketing and chemicals; exploration and production; coal; and power. Natural gas operations involve the production, purchase, gathering, storage, transportation, marketing and sale of natural gas, principally to utilities, industrial customers and other pipelines, and include the operation of natural gas liquids extraction plants. Sales are primarily made to pipeline and distribution companies in most major areas of the United States.

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

      The Company's operating revenues; operating profit; earnings before interest, taxes and extraordinary items; capital expenditures; and depreciation, depletion and amortization expense for the years ended December 31, 1997, 1996 and 1995, and identifiable assets as of December 31, 1997, 1996 and 1995, by segment, are shown as follows (Millions of Dollars):

                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

Operating Revenues
      Natural gas...............................................      $   2,095.0     $   3,914.9      $   2,898.6
      Refining, marketing and chemicals ........................          6,877.1         7,364.8          6,851.3
      Exploration and production................................            561.4           473.1            278.6
      Coal......................................................            226.8           713.6            459.6
      Power.....................................................            103.8            92.6             48.4
      Other.....................................................             29.4            32.7            148.3
      Adjustments and eliminations..............................           (240.4)         (424.8)          (227.2)
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   9,653.1     $  12,166.9      $  10,457.6
                                                                      ===========     ===========      ===========

Operating Profit
      Natural gas...............................................      $     487.3     $     378.3      $     403.5
      Refining, marketing and chemicals.........................             86.9            93.3            208.8
      Exploration and production................................            185.6           154.9             24.9
      Coal......................................................             25.3           356.0             98.7
      Power.....................................................              7.2            17.3              7.8
      Other ....................................................              6.2            11.7              7.3
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     798.5     $   1,011.5      $     751.0
                                                                      ===========     ===========      ===========

Earnings Before Interest, Taxes and Extraordinary Items
      Natural gas...............................................      $     578.9     $     469.7      $     473.9
      Refining, marketing and chemicals ........................             95.6            94.4            184.3
      Exploration and production................................            186.7           156.2             24.9
      Coal......................................................             25.3           356.0             98.7
      Power.....................................................             43.4            41.4             27.8
      Other.....................................................             (7.6)           (2.5)             6.7
                                                                      -----------     -----------      -----------
         Segment totals.........................................            922.3         1,115.2            816.3
      Corporate ................................................            (87.9)          (83.6)           (78.4)
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     834.4     $   1,031.6      $     737.9
                                                                      ===========     ===========      ===========

Capital Expenditures
      Natural gas...............................................      $     223.9     $     206.5      $     128.6
      Refining, marketing and chemicals.........................            167.6           215.3            190.3
      Exploration and production................................            575.2           381.2            230.3
      Coal......................................................             18.8            51.5             54.0
      Power.....................................................              2.2             3.7             12.1
      Other.....................................................              1.1            14.4              5.0
                                                                      -----------     -----------      -----------
         Segment totals.........................................            988.8           872.6            620.3
      Corporate ................................................              7.9             8.2              6.5
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     996.7     $     880.8      $     626.8
                                                                      ===========     ===========      ===========

                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

Depreciation, Depletion and Amortization Expense
      Natural gas...............................................      $     135.3     $     160.7      $     152.3
      Refining, marketing and chemicals.........................             74.6            73.3             61.8
      Exploration and production................................            186.7           159.2            105.5
      Coal......................................................             14.1            37.3             31.3
      Power.....................................................              3.1             2.4              2.0
      Other.....................................................              1.0             2.0              5.7
                                                                      -----------     -----------      -----------
         Segment totals.........................................            414.8           434.9            358.6
      Corporate ................................................              3.1             4.0              4.6
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     417.9     $     438.9      $     363.2
                                                                      ===========     ===========      ===========

Identifiable Assets
      Natural gas...............................................      $   5,195.2     $   5,395.1      $   5,359.8
      Refining, marketing and chemicals.........................          3,795.4         4,061.6          3,125.2
      Exploration and production................................          1,550.8         1,178.4            992.0
      Coal......................................................            252.7           225.3            518.6
      Power.....................................................            258.1           211.1            140.3
      Other.....................................................             99.1           150.1            159.8
                                                                      -----------     -----------      -----------
         Segment totals.........................................         11,151.3        11,221.6         10,295.7
      Corporate ................................................            473.9           391.5            363.1
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $  11,625.2     $  11,613.1      $  10,658.8
                                                                      ===========     ===========      ===========

      The Coal revenues and operating profit for 1996 include a gain before income taxes of $272.3 million from the sale of the Utah coal mining operations. See Notes 10 and 15 of the Notes to the Consolidated Financial Statements.

      In September 1996, Coastal and Westcoast Energy Inc. ("Westcoast") jointly announced plans to form one of North America's largest marketers of natural gas and electricity through the combination of the operations of the two companies' related marketing and service subsidiaries. Agreements were concluded in February 1997, which created Engage in which Coastal and Westcoast indirectly own 50% each. Natural gas operating revenues for the first two months of 1997 and the years ended December 31, 1996 and 1995 include the revenues of Coastal's natural gas marketing operations ($833.5 million, $2,780.5 million and $1,730.4 million, respectively). Subsequent to the combination, Engage's revenues are not included in Coastal's operating revenues; however, Coastal's share of Engage's net earnings is included in Other income-net. As part of the combination, Coastal received an equalization payment which added $42 million to the natural gas operating profit for 1997.

      Refining, marketing and chemicals revenues include gross profit arising from the selling, trading and exchanging of third party products. Approximate amounts from these transactions included in revenues and the impact on earnings, exclusive of interest costs, were (Millions of Dollars):

                                    1997             1996            1995
                                 -----------     -----------      -----------

Revenues...................      $      26.3     $      26.1      $       2.3
Impact on earnings.........             17.1            16.9              1.5

      The number and magnitude of such transactions may vary significantly from year to year, particularly in view of conditions in world petroleum markets.

      The Company's operating revenues and operating profit for the years ended December 31, 1997, 1996 and 1995, and identifiable assets as of December 31, 1997, 1996 and 1995, by geographic area, are shown as follows (Millions of Dollars):

                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

Operating Revenues
   United States      - third party.............................      $   7,982.6     $  10,595.8      $   9,146.2
                      - interarea...............................             93.1            92.4            129.1
   Foreign, Aruba     - third party.............................          1,251.4         1,154.8            932.4
                      - interarea...............................            117.4           143.6            245.0
   Foreign, other     - third party.............................            419.1           416.3            379.0
                      - interarea...............................            118.1           239.1             56.4
   Interarea elimination........................................           (328.6)         (475.1)          (430.5)
                                                                      -----------     -----------      -----------
     Consolidated totals........................................      $   9,653.1     $  12,166.9      $  10,457.6
                                                                      ===========     ===========      ===========

Operating Profit
   United States................................................      $     727.0     $     923.2      $     597.0
   Foreign, Aruba...............................................             58.4            18.9             90.5
   Foreign, other...............................................             13.1            69.4             63.5
                                                                      -----------     -----------      -----------
     Consolidated totals........................................      $     798.5     $   1,011.5      $     751.0
                                                                      ===========     ===========      ===========

Identifiable Assets
   United States................................................      $  10,061.1     $  10,269.1      $   9,590.7
   Foreign, Aruba...............................................            994.1           883.2            764.2
   Foreign, other...............................................            570.0           460.8            303.9
                                                                      -----------     -----------      -----------
     Consolidated totals........................................      $  11,625.2     $  11,613.1      $  10,658.8
                                                                      ===========     ===========      ===========

      Revenues from sales to any single customer during 1997, 1996 or 1995 did not amount to 10% or more of the Company's consolidated revenues.

Note 10.   Sale of Utah Coal Mining Operations

      On December 20, 1996, the Company completed the sale of its coal mining operations in Utah for approximately $610.1 million in cash. The Company retained its coal properties in the eastern United States and is continuing to operate them. The sale resulted in a gain before income taxes of $272.3 million, which is included in the operating revenues of the Coal segment. The net earnings from the sale was a gain of $177.0 million, $1.67 per share-basic or $1.65 per share-diluted.

      Following is a summary of the results of operations and the assets and liabilities of the Utah coal mining operations (Millions of Dollars):

                                                                      For the Period                   For the
                                                                   From January 1, 1996              Year Ended
                                                                 Through December 20, 1996          December 1995
                                                                 -------------------------          -------------

      Operating revenues.............................                    $   200.7                   $   213.0
      Costs and expenses.............................                        145.0                       144.7
                                                                         ---------                   ---------
         Earnings before income taxes................                         55.7                        68.3
      Income taxes...................................                         16.6                        18.4
                                                                         ---------                   ---------
         Net earnings................................                    $    39.1                   $    49.9
                                                                         =========                   =========

                                                                                                    December 31,
                                                                                                        1996
                                                                                                    ------------
      Working capital.........................................................................       $    60.1
      Property, plant and equipment-net.......................................................           193.7
      Other assets............................................................................            53.4
      Deferred credits and other..............................................................             8.9

Note 11.   Benefit Plans

      The Company has non-contributory pension plans covering substantially all U.S. employees. These plans provide benefits based on final average monthly compensation and years of service. The Company's funding policy is to contribute the amount necessary for the plan to maintain its qualified status under the Employee Retirement Income Security Act of 1974, as amended. The pension benefit for 1997, 1996 and 1995 is shown in the following table (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------
      Service cost - benefit earned during the period...........      $      17.2     $      18.3      $      15.8
      Interest cost on projected benefit obligation.............             47.5            45.6             42.2
      Actual return on assets...................................           (263.5)         (175.8)          (223.7)
      Net amortization and deferral.............................            146.5            90.3            152.3
                                                                      -----------     -----------      -----------
      Net periodic pension benefit..............................      $     (52.3)    $     (21.6)     $     (13.4)
                                                                      ===========     ===========      ===========

      The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00% in 1997, 7.50% in 1996 and 7.25% in 1995. The expected increase in future compensation levels was 4% in 1997, 1996 and 1995 and the expected long-term rate of return on assets was 10% in 1997, 1996 and 1995.

      The following table sets forth the funded status of the plans and the amounts recognized in the Company's Consolidated Balance Sheet (Millions of Dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1997              1996
                                                                                     -----------      ------------

      Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits of
         $614.0 million and $544.1 million, respectively........................     $    (635.7)     $     (583.8)
                                                                                     ===========      ============
      Projected benefit obligation for service rendered to date.................     $    (729.3)     $     (658.2)
      Plan assets, primarily equity securities, at fair value...................         1,298.7           1,078.7
                                                                                     -----------      ------------
      Plan assets in excess of projected benefit obligation.....................           569.4             420.5
      Unrecognized net assets at January 1, 1997 and 1996, being
         recognized over average remaining service lives........................           (37.1)            (45.7)
      Prior service cost, not yet recognized....................................             3.0               3.4
      Unrecognized net gain from past experience
         different from that assumed............................................          (200.7)            (96.6)
                                                                                     -----------      ------------
      Prepaid pension cost......................................................     $     334.6      $      281.6
                                                                                     ===========      ============

      Plan assets include common stock and Class A common stock of the Company amounting to a total of 3.75 million shares at December 31, 1997 and 1996.

      The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. Company contributions to these plans were $0.5 million for 1997, $0.7 million for 1996 and $6.4 million for 1995. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate. The decrease in 1996 results from the Company's trucking operations being merged into a new company effective November 3, 1995, in which Coastal has a 50% interest.

      The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $18.9 million, $18.5 million and $17.6 million in 1997, 1996 and 1995, respectively.

      The Company provides certain health care and life insurance benefits for retired employees. Substantially all U.S. employees are provided these benefits. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs have been deferred by the rate regulated subsidiaries and were amortized through October 31, 1996. Effective November 1, 1996, these costs are no longer being deferred as a result of the Company's discontinued application of FAS 71.

      The following tables set forth the accumulated postretirement benefit obligation recognized in the Company's Consolidated Balance Sheet as of December 31, 1997 and 1996, and the benefit cost for the years ended December 31, 1997, 1996 and 1995 (Millions of Dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1997              1996
                                                                                     -----------      ------------
      Accumulated postretirement benefit obligation:
         Retirees...............................................................     $     (70.4)     $      (76.8)
         Fully eligible plan participants.......................................            (1.4)             (1.4)
         Other active plan participants.........................................           (36.2)            (31.9)
                                                                                     -----------      ------------
                                                                                          (108.0)           (110.1)
      Plan assets at fair value.................................................            24.1              26.0
                                                                                     -----------      ------------
      Accumulated postretirement benefit obligation in excess of plan assets....           (83.9)            (84.1)
      Unrecognized net transition obligation....................................            89.7              98.6
      Unrecognized net gain from past experience different from that assumed....           (36.3)            (36.8)
      Unrecognized prior service cost ..........................................             3.9               4.7
                                                                                     -----------      ------------
      Postretirement benefit obligation included in balance sheet ..............     $     (26.6)     $      (17.6)
                                                                                     ===========      ============


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

      Net postretirement benefit cost consisted of the
         following components:
      Service cost - benefits earned during the period..........      $       2.3     $       2.5      $       2.2
      Interest cost on accumulated postretirement benefit
         obligation.............................................              7.0             7.6              8.8
      Actual return on assets...................................             (1.2)           (1.2)             (.8)
      Amortization of transition obligation.....................              6.0             6.2              6.6
      Deferred regulatory amounts...............................              3.5             3.6              2.0
      Other amortization and deferral...........................             (1.8)            (.9)            (1.5)
                                                                      -----------     -----------      -----------
      Net postretirement benefit cost...........................      $      15.8     $      17.8      $      17.3
                                                                      ===========     ===========      ===========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.7% in 1997, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.4% in 1996 and 11.2% in 1995. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately 4.5% and the net postretirement health care cost by approximately 4.3%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

Note 12.   Taxes on Income

      Pretax earnings before extraordinary items are composed of the following (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

      United States.............................................      $     448.1     $     579.9      $     178.1
      Foreign ..................................................             78.8            83.4            144.4
                                                                      -----------     -----------      -----------
                                                                      $     526.9     $     663.3      $     322.5
                                                                      ===========     ===========      ===========

      Provisions for income taxes before extraordinary items are composed of the following (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

      Current income taxes:
         Federal................................................      $      52.0     $      88.0      $      13.0
         Foreign................................................              5.3             6.4              2.7
         State .................................................              8.4            13.7              3.7
                                                                      -----------     -----------      -----------
                                                                             65.7           108.1             19.4
                                                                      -----------     -----------      -----------

      Deferred income taxes:
         Federal................................................             64.7            51.4             31.0
         Foreign................................................              3.3             3.0               .5
         State .................................................              1.1              .6              1.2
                                                                      -----------     -----------      -----------
                                                                             69.1            55.0             32.7
                                                                      -----------     -----------      -----------

      Taxes on income...........................................      $     134.8     $     163.1      $      52.1
                                                                      ===========     ===========      ===========

      The Company and the Internal Revenue Service ("IRS") Appeals Office have concluded a final settlement of the adjustments originally proposed to federal income tax returns filed for the years 1985 through 1987. The IRS has subsequently proposed additional adjustments to those returns, and the Company will contest these adjustments before the IRS Appeals Office. The Company's federal income tax returns filed for the years 1988 through 1990 have been examined by the IRS and the Company has received notice of proposed adjustments to the returns for each of those years. The Company currently is contesting certain of these adjustments with the IRS Appeals Office. Examination of the Company's federal income tax returns for 1991, 1992, 1993 and 1994 began in 1997. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the consolidated financial statements.

      Provisions for income taxes were different than the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1997             1996            1995
                                                                      -----------     -----------      -----------

      Tax expense by applying the U.S. federal income
         tax rate of 35%........................................      $     184.4     $     232.1      $     112.9
      Increases (reductions) in taxes resulting from:
         Tight sands gas credit.................................             (6.5)           (7.3)           (11.3)
         State income tax cost .................................              6.2             9.2              3.2
         Goodwill...............................................              6.4             6.4              6.4
         Full normalization.....................................             (1.5)           (1.7)             (.4)
         Research activities credit.............................                -           (11.8)               -
         Exclusion for foreign investments and certain
             domestic joint ventures............................            (50.6)          (59.2)           (50.7)
         Depletion and depreciation.............................             (1.4)           (6.3)            (9.8)
         Other..................................................             (2.2)            1.7              1.8
                                                                      -----------     -----------      -----------
      Taxes on income ..........................................      $     134.8     $     163.1      $      52.1
                                                                      ===========     ===========      ===========

      Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences and carryforwards are (Millions of Dollars):

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1997              1996
                                                                                     -----------      ------------

      Excess of book basis over tax basis of property, plant and equipment......     $   1,458.5      $    1,412.1
      Pensions and benefit costs................................................            99.2              88.3
      Purchase gas and other recoverable cost...................................            32.7              28.7
      Other.....................................................................            16.2                 -
                                                                                     -----------      ------------
      Deferred tax liabilities .................................................         1,606.6           1,529.1
                                                                                     -----------      ------------
      Alternative minimum tax credit carryforward...............................          (181.2)           (136.7)
      Other.....................................................................               -              (7.7)
                                                                                     -----------      ------------
      Deferred tax assets.......................................................          (181.2)           (144.4)
                                                                                     -----------      ------------
      Deferred income taxes.....................................................     $   1,425.4      $    1,384.7
                                                                                     ===========      ============

      U.S. income taxes have been provided for earnings of foreign subsidiaries that are expected to be distributed to the U.S. parent company. Foreign subsidiaries' cumulative unremitted earnings of $301.3 million are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided on those earnings.

Note 13.   Extraordinary Items

      Early Extinguishment of Debt. In February 1997, the Company purchased and retired $798.0 million of notes and debentures with interest rates ranging from 9 3/4% to 10 3/4%. None of the issues were eligible for redemption and the purchase included payment of a premium. The Company incurred an after-tax extraordinary charge of $90.6 million ($.85 per share-basic or $.84 per share-diluted), net of income taxes of $48.7 million, in connection with the repurchase of these debt securities.

      In June 1996, the Company retired $400.0 million of 11 3/4% Senior Debentures due in 2006. Payment of the redemption premium and the recognition of deferred costs related to the Senior Debentures resulted in an extraordinary loss of $12.0 million ($.11 per share), net of related income taxes of $6.5 million.

      Discontinuation of Regulatory Accounting. Effective November 1, 1996, the interstate natural gas pipeline and certain storage subsidiaries of the Company ceased to apply the provisions of FAS 71 to their transactions and balances. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which these subsidiaries now operate. The impact of this change was a charge to earnings of $85.6 million ($.81 per share-basic or $.80 per share-diluted), net of related income taxes of $50.0 million.

Note 14.   Earnings Per Share

      Earnings per share are calculated following Statement of Financial Accounting Standards No. 128. The following data shows the amounts used in computing basic earnings per share and the effects on income and the weighted average number of shares of dilutive securities.

                                                                          For the Year Ended December 31, 1997
                                                                  -------------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------    -------------     -------------
      Earnings before extraordinary items.....................    $        392.1
      Less preferred stock dividends..........................              17.4
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             374.7         105,946       $      3.53
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -             899
         Convertible preferred stock..........................                .4             706
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        375.1         107,551       $      3.49
                                                                  ==============     ===========       ===========


                                                                          For the Year Ended December 31, 1996
                                                                  -------------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------    -------------     -------------
      Earnings before extraordinary items.....................    $        500.2
      Less preferred stock dividends..........................              17.4
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             482.8         105,493       $      4.57
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -             621
         Convertible preferred stock..........................                .4             729
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        483.2         106,843       $      4.52
                                                                  ==============     ===========       ===========


                                                                          For the Year Ended December 31, 1995
                                                                  -------------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------    -------------     -------------
      Earnings before extraordinary items.....................    $        270.4
      Less preferred stock dividends..........................              17.4
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             253.0         104,889       $      2.41
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -             318
         Convertible preferred stock..........................                .4             764
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        253.4         105,971       $      2.39
                                                                  ==============     ===========       ===========

      Options to purchase 222,600 shares at prices ranging from $33.81 to $35.94 were not included in the computation of diluted earnings per share for 1995 because the options' exercise prices were greater than the average market price of the common shares.

Note 15.   Litigation, Regulatory and Environmental Matters

      Litigation. In connection with the December 20, 1996 sale of the Company's western coal operations, the Company has assumed control of a pending dispute with the Intermountain Power Agency ("IPA") involving two coal sales agreements of Coastal States Energy Company, which contracts were included in the sale, and for which the Company continues to have certain responsibilities. The dispute involves a claim by IPA to expanded audit rights under the contracts. The Company vigorously disputes IPA's claim and filed a counterclaim for certain contractual payments wrongfully withheld by IPA. On July 14, 1997, IPA made a demand for arbitration between the parties, asserting a claim of a gross inequity under the contracts requiring a reduction in the purchase price of coal sold before and after the sale of these coal operations. The Company believes that no gross inequity has occurred and that it should prevail in the arbitration on the merits. The Company has also asserted that the pending lawsuit, which presents several common legal issues between the two proceedings, should be resolved before any related arbitration proceeding is allowed to proceed. A motion to this effect is pending in the U.S. District Court for Utah.

      In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit.

      In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal vigorously denies these allegations and has filed responsive pleadings. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline Company ("ANR Pipeline") employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline will file responsive pleadings denying these allegations.

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

      Regulatory Matters. On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" (the "Policy") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy. CIG has made such filing and the FERC has accepted that tariff filing. Under the Policy, a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. Some parties have sought judicial review of the FERC's acceptance of CIG's tariff filing to implement negotiated rates, but CIG's tariff sheet remains in effect pending review. CIG has filed for judicial review of the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

      In July 1996, the United States Court of Appeals for the D. C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In its order responding to the remand (Order 636-C, issued February 27, 1997) the FERC: (1) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (2) reduced from 20 years to five years, the term "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. ANR Pipeline and CIG have sought rehearing and clarification of these holdings as they relate to past and future periods, and have also made the appropriate compliance filings with the FERC. ANR Pipeline's proposal to retain its current transition cost allocation level to interruptible service was accepted by the FERC as part of an uncontested settlement following further proceedings before the FERC.

      From November 1, 1992, to November 1, 1993, gas inventory demand charges were collected from ANR Pipeline's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, ANR Pipeline filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved ANR Pipeline's refund allocation methodology and ANR Pipeline, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of ANR Pipeline's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC. In March 1997, an Initial Decision was issued which adopted most of ANR Pipeline's positions. On March 12, 1998, the FERC affirmed the Initial Decision in almost all aspects. Parties may seek rehearing in thirty days.

      ANR Pipeline filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect a $182.8 million increase over the cost of service underlying ANR Pipeline's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted ANR Pipeline's filing to place the new rates into effect May 1, 1994, subject to further modifications. ANR Pipeline submitted revised rates in compliance with this order in October 1994. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 Order. That Initial Decision, which accepted some but not all of ANR Pipeline's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. On October 17, 1997, ANR Pipeline filed a comprehensive settlement that will resolve all issues in the proceeding, as well as result in the voluntary dismissal of pending court appeals. Under the settlement, ANR Pipeline agreed to place the settlement rates in effect on November 1, 1997, subject to the prospective restoration of ANR Pipeline's currently filed rates (subject to refund) if the settlement is not approved. By order issued October 31, 1997, the FERC authorized ANR Pipeline to proceed on that basis. The settlement includes provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that will enable ANR Pipeline to charge higher rates for shippers electing to purchase such service. The settlement is either supported by or not opposed by all active parties in the proceeding. By order issued February 13, 1998, the FERC approved the settlement in all respects, other than the proposed new short-term firm service. The FERC also addressed two of the three reserved matters that the parties had requested it decide on the merits. On March 16, 1998, ANR Pipeline filed written notification with the FERC that the order on the settlement was acceptable to ANR Pipeline and all parties, and the settlement became effective as of such date. The approved settlement includes a stipulation that ANR Pipeline will refund $66.6 million, which includes interest, for rates collected during the period its proposed rates were in effect. Pursuant to the settlement, all refunds must be remitted within 30 days of the effective date. During the period the proposed rates were in effect, ANR Pipeline estimated and recorded provisions for potential rate refunds, which exceed the final refund requirements.

      The FERC has also issued a series of orders in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. Under that new policy, ANR Pipeline is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating ANR Pipeline's currently effective maximum rates and accelerating its amortization of transitions costs for regulatory accounting purposes. In light of the FERC's policy, ANR Pipeline filed with the FERC to increase its discount recovery adjustment in its rate proceeding. ANR Pipeline also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which appeals were dismissed as premature in light of the pending general rate increase proceeding discussed above. As a result of the rate case settlement described above, ANR Pipeline can no longer pursue such judicial review of the specific orders involved.

      In May 1997, certain of ANR Pipeline's customers filed a motion with the FERC for immediate refund of approximately $77 million, which is related to ANR Pipeline's settlement with Dakota Gasification Company. ANR Pipeline responded to the FERC, demonstrating that the customers' claim is grossly overstated by identifying the appropriate amounts to be refunded to its customers. On June 30, 1997, ANR Pipeline paid such refunds (totaling $21.1 million) to its customers. On December 2, 1997, the FERC issued an order rejecting the customers' claims, and found that ANR Pipeline had properly calculated the level of refunds due to the customers. The FERC's decision on this matter is now final because the customers did not seek rehearing.

      On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow CIG to enter into "negotiated rates" (rates which could exceed CIG's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. On October 16, 1997, the FERC approved an unopposed settlement filed by CIG that resolves all issues in this general rate case except the issues that are on appeal relating to the "negotiated rate" tariff provisions. The final settlement modifies the services provided by CIG, and the charges for those services. The final settlement became effective on November 17, 1997, and is no longer subject to review by the FERC or subject to any judicial review. CIG has now made refunds of amounts collected which were in excess of the final settlement rates. The appeal of the "negotiated rate" provision has been consolidated with other appeals involving the same issues, and is being held in abeyance by the United States Court of Appeals for the D.C. Circuit. Pending completion of judicial review, the "negotiated rate" tariff provisions are fully effective, although during 1997 CIG did not enter into any "negotiated rate" transactions.

      On May 30, 1997, Wyoming Interstate Company, Ltd. filed at the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing to become effective December 1, 1997, subject to refund. In the event the case cannot be settled, a hearing before a FERC Administrative Law Judge is currently scheduled for May 5, 1998.

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

      Environmental Matters. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company spent approximately $23 million in 1997 on environmental capital projects and anticipates capital expenditures of approximately $35 million in 1998 in order to comply with such laws and regulations. The majority of the 1998 expenditures is attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1999 through 2001 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 16 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $313 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.5 million and has made appropriate provisions. At seven other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 10 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiary's activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

      Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Note 16.   Quarterly Results of Operations (Unaudited)

      Results of operations by quarter for the years ended December 31, 1997 and 1996 were (Millions of Dollars except per share):

                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
                                            March 31, 1997      June 30, 1997      Sept. 30, 1997    Dec. 31, 1997
                                            --------------      -------------      --------------    -------------

Operating revenues.........................     $  3,205.8       $   2,079.6         $  2,143.0        $  2,224.7
Less purchases.............................        2,465.4           1,396.2            1,427.9           1,497.0
                                                ----------       -----------         ----------        ----------
                                                     740.4             683.4              715.1             727.7
Other income and expenses..................          639.2             604.1              634.7             596.5
                                                ----------       -----------         ----------        ----------
Earnings before extraordinary item.........          101.2              79.3               80.4             131.2
Extraordinary item.........................          (90.6)                -                  -                 -
                                                ----------       -----------         ----------        ----------
Net earnings ..............................     $     10.6       $      79.3         $     80.4        $    131.2
                                                ==========       ===========         ==========        ==========
Basic earnings per share:
   Before extraordinary item...............     $      .91       $       .71         $      .72        $     1.19
   Extraordinary item......................           (.85)                -                  -                 -
                                                ----------       -----------         ----------        ----------
   Net basic earnings per share............     $      .06       $       .71         $      .72        $     1.19
                                                ==========       ===========         ==========        ==========
Diluted earnings per share:
   Before extraordinary item...............     $      .90       $       .70         $      .71        $     1.18
   Extraordinary item......................           (.84)                -                  -                 -
                                                ----------       -----------         ----------        ----------
   Net diluted earnings per share..........     $      .06       $       .70         $      .71        $     1.18
                                                ==========       ===========         ==========        ==========

      Operating revenues, purchases and operating expenses for 1997 include activity for only two months from Coastal's gas marketing operations, which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. in February 1997, and are included in Other income-net on the equity method thereafter.

                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
                                            March 31, 1996      June 30, 1996      Sept. 30, 1996    Dec. 31, 1996
                                            --------------      -------------      --------------    -------------

Operating revenues.........................     $  3,097.8       $   2,940.1         $  2,786.1        $  3,342.9*
Less purchases.............................        2,360.5           2,252.4            2,089.4           2,277.5
                                                ----------       -----------         ----------        ----------
                                                     737.3             687.7              696.7           1,065.4
Other income and expenses..................          654.8             621.6              638.1             772.4
                                                ----------       -----------         ----------        ----------
Earnings before extraordinary items........           82.5              66.1               58.6             293.0*
Extraordinary items........................              -             (12.0)                 -             (85.6)
                                                ----------       -----------         ----------        ----------
Net earnings ..............................     $     82.5       $      54.1         $     58.6        $    207.4*
                                                ==========       ===========         ==========        ==========
Basic earnings per share:
   Before extraordinary items..............     $      .74       $       .58         $      .52        $     2.73*
   Extraordinary items.....................              -              (.11)                 -              (.81)
                                                ----------       -----------         ----------        ----------
   Net basic earnings per share ...........     $      .74       $       .47         $      .52        $     1.92*
                                                ==========       ===========         ==========        ==========
Diluted earnings per share:
   Before extraordinary items..............     $      .73       $       .58         $      .51        $     2.70*
   Extraordinary items.....................              -              (.11)                 -              (.80)
                                                ----------       -----------         ----------        ----------
   Net diluted earnings per share .........     $      .73       $       .47         $      .51        $     1.90*
                                                ==========       ===========         ==========        ==========

* Amounts for 1996 included a gain of $272.3 million ($177 million net of income taxes, or $1.67 per share-basic, $1.65 per share-diluted), related to the sale of the Utah coal mining operations. Excluding the gain, earnings before extraordinary items for 1996 amounted to $323.2 million ($2.90 per share-basic, $2.87 per share-diluted).

Note 17.   Subsequent Event (Unaudited)

      The Company has called for redemption on April 15, 1998 of all outstanding shares of its $2.125 Cumulative Preferred Stock, Series H. There are 8,000,000 shares of the series currently outstanding. Redemption price for the Series H stock is $25 per share plus accrued dividends of $.182986 to April 15, 1998.

    SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

      Reserves, capitalized costs, costs incurred in oil and gas acquisition, exploration and development activities, results of operations and the standardized measure of discounted future net cash flows are presented for the exploration and production segment. Natural gas systems reserves and the related standardized measure of discounted future net cash flows are separately presented for natural gas operations. All of the Company's producing properties are located in the United States.

Estimated Quantities of Proved Reserves
                                                                                   Exploration
                                                               Natural                 and
                                                                 Gas               Production
                                                               Systems     --------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                              ---------    ---------      -----------   ---------
      Natural Gas (MMcf):

      1997..................................................   248,248        953,235      551,031      1,752,514
      1996..................................................   267,927        757,117      431,488      1,456,532
      1995..................................................   302,420        543,509      307,555      1,153,484

      Oil, Condensate and Natural Gas Liquids (000 barrels):

      1997..................................................       349         27,016       12,778         40,143
      1996..................................................       391         30,328       13,743         44,462
      1995..................................................       126         30,400        5,764         36,290

Changes in proved reserves since the end of 1994 are shown in the following table.

                                                                                         Oil, Condensate and
                                                           Natural Gas                   Natural Gas Liquids
                                                             (MMcf)                         (000 barrels)
                                                    ---------------------------       -------------------------
                                                     Natural        Exploration       Natural       Exploration
                                                       Gas              and             Gas             and
Total Proved Reserves                                Systems        Production        Systems       Production
---------------------                               --------       ------------       -------       -----------

Total, end of 1994..............................     334,597          623,817              11          33,666
                                                    --------       ----------         -------       ---------

Production during 1995..........................     (41,638)         (85,415)            (16)         (4,829)
Extensions and discoveries......................           -          170,075               -           2,457
Acquisitions....................................           -          141,104             118             696
Sales of reserves in-place......................           -                -               -               -
Revisions of previous quantity estimates and
      other.....................................       9,461            1,483              13           4,174
                                                    --------       ----------         -------       ---------
Total, end of 1995..............................     302,420          851,064             126          36,164
                                                    --------       ----------         -------       ---------

Production during 1996..........................     (39,405)        (129,149)            (23)         (5,062)
Extensions and discoveries......................         264          418,410             265           7,083
Acquisitions....................................           -           56,729               -           5,239
Sales of reserves in-place......................           -          (30,412)              -          (1,076)
Revisions of previous quantity estimates and
      other.....................................       4,648           21,963              23           1,723
                                                    --------       ----------         -------       ---------
Total, end of 1996..............................     267,927        1,188,605             391          44,071
                                                    --------       ----------         -------       ---------

Production during 1997..........................     (38,135)        (159,127)            (57)         (4,957)
Extensions and discoveries......................       8,870          305,319               -           5,775
Acquisitions....................................           -          252,219               -           2,340
Sales of reserves in-place......................           -          (56,894)              -          (6,739)
Revisions of previous quantity estimates and
      other.....................................       9,586          (25,856)             15            (696)
                                                    --------       ----------         -------       ---------
Total, end of 1997..............................     248,248        1,504,266             349          39,794
                                                    ========        =========         =======       =========

      Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 213,571, 153,276 and 143,134 million cubic feet and storage liquids volumes are approximately 209,000, 192,000 and 138,000 at December 31, 1997, 1996 and 1995,
respectively. Total proved reserves for natural gas includes approximately 32,000, 90,000 and 90,000 MMcf associated with volumetric production payments sold by the Company for the years 1997, 1996 and 1995, respectively.

      All of the Company's proved reserves are located in the United States. International activities are connected with the evaluation of various concessions. Therefore, the tables setting forth statistical data on reserves and cash flows are for properties located in the United States while the tables on costs contain certain capitalized transactions attributable to start-up activities connected with international operations. These capitalized international transactions are not material in nature.

Capitalized Costs Relating to Exploration and Production Activities
(Millions of Dollars)

                                                                        December 31,
                                                                   --------------------
                                                                     1997        1996
                                                                   --------    --------

Proved and Unproved Properties:
------------------------------
Proved properties...............................................   $  2,006    $  1,488
Unproved properties.............................................        108         117
                                                                   --------    --------
                                                                      2,114       1,605
Accumulated depreciation, depletion and amortization............       (757)       (627)
                                                                   --------    --------
                                                                   $  1,357    $    978
                                                                   ========    ========

The Company follows the full-cost method of accounting for oil and gas properties.


Costs Excluded from Amortization
(Millions of Dollars)

      The following table summarizes the costs related to unevaluated properties and major development projects which are excluded from amounts subject to amortization at December 31, 1997. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                                                          Years Costs Incurred
                                                     -------------------------------------------------------------
                                                                                                          Prior to
                                                        Total        1997         1996         1995         1995
                                                     ---------    ---------     --------     --------     --------

Property acquisition.............................    $      58    $      37     $     19     $      2     $       -
Exploration......................................           47           34            8            5             -
Development......................................           30           24            5            1             -
Capitalized interest.............................            4            4            -            -             -
                                                     ---------    ---------     --------     --------     ---------
                                                     $     139    $      99     $     32     $      8     $       -
                                                     =========    =========     ========     ========     =========

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities
(Millions of Dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
Property acquisition costs:
      Proved.................................................................    $     48    $     42    $     65
      Unproved...............................................................          49          27          16
Exploration costs............................................................          83          48          33
Development costs............................................................         388         255         112


Results of Operations for Domestic Exploration and Production Activities
(Millions of Dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
Revenues:
   Sales.....................................................................    $    227    $    113    $    112
   Transfers.................................................................         240         282         112
                                                                                 --------    --------    --------
      Total..................................................................         467         395         224
                                                                                 --------    --------    --------

Production costs.............................................................         (92)        (73)        (76)
Operating expenses...........................................................         (34)        (32)        (35)
Depreciation, depletion and amortization.....................................        (171)       (141)       (102)
                                                                                 --------    --------    --------
                                                                                      170         149          11

Income tax (expense) benefit.................................................         (52)        (45)          4
                                                                                 --------    --------    --------

Results of operations for producing activities (excluding corporate
   overhead and interest costs)..............................................    $    118    $    104    $     15
                                                                                 ========    ========    ========

      The average domestic amortization rate per equivalent Mcf was $0.91 in 1997, $0.88 in 1996 and $0.89 in 1995. Depreciation, depletion and amortization excludes provisions for the impairment of international projects of $10.7 million in 1997, $14.6 million in 1996 and $0.8 million in 1995.

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

      The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by recent declines in both natural gas and crude oil prices, may be subject to material future revisions (Millions of Dollars):

                                                             Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1997                         1996                        1995
                               -------------------------   -------------------------   --------------------------
                                             Exploration                 Exploration                 Exploration
                               Natural Gas       and       Natural Gas       and       Natural Gas       and
                                 Systems     Production      Systems     Production      Systems     Production
                               -----------   -----------   -----------   -----------   -----------   ------------

Future cash inflows..........  $       291   $     4,190   $       430   $     5,384   $       286   $     2,281
Future production and
   development costs.........          (87)       (1,479)          (85)       (1,432)          (82)         (964)
Future income tax expenses...          (67)         (635)         (117)       (1,141)          (68)         (294)
                               -----------   -----------   -----------   -----------   -----------   -----------
Future net cash flows........          137         2,076           228         2,811           136         1,023
10% annual discount for
   estimated timing of
   cash flows................          (57)         (651)          (88)         (851)          (61)         (304)
                               -----------   -----------   -----------   -----------   -----------   -----------
Standardized measure of
   discounted future net
   cash flows................  $        80   $     1,425   $       140   $     1,960   $        75   $       719
                               ===========   ===========   ===========   ===========   ===========   ===========

      Future cash inflows include $50 million for 1997, $245 million for 1996 and $111 million for 1995 related to volumes dedicated to volumetric production payments sold by the Company.

      Principal sources of change in the standardized measure of discounted future net cash flows during each year are (Millions of Dollars):

                                                             Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1997                         1996                        1995
                               -------------------------   -------------------------   --------------------------
                                             Exploration                 Exploration                 Exploration
                               Natural Gas       and       Natural Gas       and       Natural Gas       and
                                 Systems     Production      Systems     Production      Systems     Production
                               -----------   -----------   -----------   -----------   -----------   ------------

Sales and transfers, net of
   production costs..........  $       (34)  $      (373)  $       (45)  $      (304)  $       (31)  $      (136)
Net changes in prices and
   production costs..........          (53)         (906)           95           874            46            88
Extensions and discoveries...           10           322             4           941             -           187
Acquisitions.................            -           289             -           188             1           109
Sales of reserves in-place...            -          (117)            -           (27)            -             -
Development costs incurred
   during the period that
   reduced estimated future
   development costs.........            -            11             -            36             -            21
Revisions of previous
   quantity estimates,
   timing and other..........          (34)         (392)           39            26           (15)          (70)
Accretion of discount........           17           233             7            57             7            49
Net change in income taxes...           34           398           (35)         (550)           (1)          (57)
                               -----------   -----------   -----------   -----------   -----------   -----------
Net change...................  $       (60)  $      (535)  $        65   $     1,241   $         7   $       191
                               ===========   ===========   ===========   ===========   ===========   ===========

      None of the amounts include any value for natural gas systems storage gas and liquids volumes, which was approximately 40 Bcf for CIG, 120 Bcf for ANR Pipeline, 53 Bcf for Mid Michigan Gas Storage Company and 209,000 barrels of liquids for CIG at the end of 1997.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1997           1996
                                                                                         ---------      ---------

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents.........................................................    $      .5      $    15.6
   Receivables.......................................................................          8.9           32.6
   Receivables from subsidiaries.....................................................      1,150.6        1,553.9
   Prepaid expenses and other........................................................          3.4            5.7
                                                                                         ---------      ---------
      Total Current Assets...........................................................      1,163.4        1,607.8
                                                                                         ---------      ---------

PROPERTY, PLANT AND EQUIPMENT - at cost, net.........................................           .9             .9
                                                                                         ---------      ---------

INVESTMENTS IN SUBSIDIARIES AND OTHER ASSETS:
   Investment in subsidiaries at cost plus equity in undistributed earnings since
      acquisition....................................................................      3,992.4        3,625.6
   Due from subsidiaries.............................................................            -          324.8
   Deferred federal income taxes.....................................................         54.9           18.2
   Other assets......................................................................        324.9          275.3
                                                                                         ---------      ---------
                                                                                           4,372.2        4,243.9
                                                                                         ---------      ---------
                                                                                         $ 5,536.5      $ 5,852.6
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1997           1996
                                                                                         ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable.....................................................................    $   114.0      $   105.0
   Accounts payable and accrued expenses.............................................         92.9           57.7
   Payable to subsidiaries...........................................................        171.7          756.5
   Current maturities on long-term debt..............................................         30.0              -
                                                                                         ---------      ---------
      Total Current Liabilities......................................................        408.6          919.2
                                                                                         ---------      ---------

DEBT:
   Long-term debt....................................................................      1,845.2        1,896.6
                                                                                         ---------      ---------

DEFERRED CREDITS AND OTHER...........................................................           .3             .3
                                                                                         ---------      ---------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY..........................................      3,282.4        3,036.5
                                                                                         ---------      ---------

                                                                                         $ 5,536.5      $ 5,852.6
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF OPERATIONS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1997           1996           1995
                                                                          ---------      ---------      ---------

OPERATING REVENUES.....................................................   $       -      $       -      $       -

OPERATING COSTS AND EXPENSES...........................................           -              -              -
                                                                          ---------      ---------      ---------

OPERATING PROFIT.......................................................           -              -              -
                                                                          ---------      ---------      ---------

OTHER INCOME:
   Equity in net earnings of subsidiaries..............................       424.8          465.5          384.2
   Interest income from subsidiaries - net.............................        63.0          119.2          152.7
   Other income - net..................................................        62.0           28.3           17.1
                                                                          ---------      ---------      ---------
                                                                              549.8          613.0          554.0
                                                                          ---------      ---------      ---------

OTHER EXPENSES (BENEFITS):
   General and administrative..........................................        11.7            6.6           10.4
   Interest and debt expense...........................................       166.9          245.4          305.8
   Taxes on income.....................................................       (20.9)         (53.6)         (32.6)
                                                                          ---------      ---------      ---------
                                                                              157.7          198.4          283.6
                                                                          ---------      ---------      ---------

EARNINGS BEFORE EXTRAORDINARY ITEM.....................................       392.1          414.6          270.4
                                                                          ---------      ---------      ---------

EXTRAORDINARY ITEM, NET OF INCOME TAXES:
   Loss on early extinguishment of debt................................       (90.6)         (12.0)             -
                                                                          ---------      ---------      ---------

NET EARNINGS...........................................................   $   301.5      $   402.6      $   270.4
                                                                          =========      =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1997           1996           1995
                                                                          ---------      ---------      ---------

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..................................   $   392.1      $   414.6      $   270.4
   Items not requiring (providing) cash:
      Depreciation, depletion and amortization.........................          .1             .1             .1
      Deferred income taxes............................................       (25.1)          44.8          (22.0)
      Undistributed subsidiary earnings................................      (363.7)        (340.9)        (260.9)
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables...................................................         1.8           30.1          (29.5)
         Prepaid expenses and other....................................         (.5)           (.3)           1.2
         Accounts payable and accrued expenses.........................        82.6          (76.2)          25.7
         Other.........................................................       (39.9)         (24.2)         (11.1)
                                                                          ---------      ---------      ---------
                                                                               47.4           48.0          (26.1)
                                                                          ---------      ---------      ---------

Cash Flow from Investing Activities:
   Purchases of property, plant and equipment..........................         (.1)           (.1)           (.1)
   Net change in accounts with subsidiaries............................       143.2          903.8           12.4
   Investments in subsidiaries.........................................        (2.5)         (77.2)             -
   Proceeds from investments...........................................           -              -           19.3
                                                                          ---------      ---------      ---------
                                                                              140.6          826.5           31.6
                                                                          ---------      ---------      ---------

Cash Flow from Financing Activities:
   Increase (decrease) in short-term notes.............................       259.0         (268.2)         322.7
   Proceeds from issuing common stock..................................         7.3           14.7           10.5
   Proceeds from long-term debt issues.................................       523.4              -          218.5
   Payments to retire long-term debt...................................      (933.1)        (549.1)        (500.6)
   Dividends paid......................................................       (59.7)         (59.6)         (59.3)
                                                                          ---------      ----------     ---------
                                                                             (203.1)        (862.2)          (8.2)
                                                                          ---------      ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents...................       (15.1)          12.3           (2.7)

Cash and Cash Equivalents at Beginning of Year.........................        15.6            3.3            6.0
                                                                          ---------      ---------      ---------

Cash and Cash Equivalents at End of Year...............................   $      .5      $    15.6      $     3.3
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



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                             THE COASTAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Summary of Significant Accounting Policies

      Principles of Consolidation -- The financial statements of the Company reflect the investment in wholly owned subsidiaries using the equity method.

      Statement of Cash Flows -- For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest and financing fees of $178.5 million, $279.0 million and $333.5 million in 1997, 1996 and 1995, respectively. Cash payments (refunds
- primarily from subsidiaries) for income taxes amounted to $(97.9) million, $(41.9) million and $(44.5) million for 1997, 1996 and 1995, respectively.

      Federal Income Taxes -- The Company follows the liability method of accounting for income taxes as required by the provisions of FAS No. 109, "Accounting for Income Taxes."

      The Company files a consolidated federal income tax return with its wholly owned subsidiaries. Members of the consolidated group with taxable incomes are charged with the amount of income taxes as if they filed separate federal income tax returns, and members providing deductions and credits which result in income tax savings are allocated credits for such savings.

Note 2.    Consolidated Financial Statements

      Reference is made to the Consolidated Financial Statements and related Notes of Coastal and Subsidiaries for additional information.

Note 3.    Debt and Guarantees

      Information on the debt of the Company is disclosed in Note 4 of the Notes to Consolidated Financial Statements included herein. The Company has guaranteed certain long-term debt of its subsidiaries and certain other obligations arising in the ordinary course of business. Approximately $270.5 million of guaranteed long-term debt of subsidiaries was outstanding at December 31, 1997, including current maturities. The Company and certain of its subsidiaries have entered into interest rate swaps with major banking institutions. The Company is exposed to loss if one or more counterparties default. In addition, the Company or certain of its subsidiaries are guarantors on certain bank loans of corporations, joint ventures and partnerships in which the Company or certain subsidiaries have equity interests. Information on the guarantees and swaps is disclosed in Notes 4 and 7, respectively, of the Notes to Consolidated Financial Statements.

      The aggregate amounts of long-term debt maturities of Coastal for the five years following 1997 are (Millions of Dollars):

      1998...........   $  30.0         2001..........  $   84.1
      1999...........     245.0         2002..........     250.0
      2000...........     121.3

Note 4. Dividends Received

      Cash dividends received from consolidated subsidiaries were as follows:
1997 - $61.1 million, 1996 - $124.6 million and 1995 - $123.3 million.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)


                                                                       Additions
                                                     Balance at       Charged to                         Balance
                                                      Beginning        Costs and                         at End
      Description                                      of Year         Expenses         Other            of Year
----------------------------                         ----------       ----------      ---------          -------

Year Ended December 31, 1997
----------------------------
Allowance for doubtful accounts....................    $23.4             $ 4.0        $(10.8)(A)        $  16.6
                                                       =====             =====        ======             =======


Year Ended December 31, 1996
----------------------------
Allowance for doubtful accounts....................    $21.4             $ 6.0        $(4.0)(A)         $  23.4
                                                       =====             =====        =====              =======


Year Ended December 31, 1995
----------------------------
Allowance for doubtful accounts....................    $19.0             $ 4.9        $(2.5)(A)         $  21.4
                                                       =====             =====        =====              =======

--------
(A)  Accounts charged off net of recoveries.

                                  EXHIBIT INDEX


Exhibit
Number                                     Document
-------       ------------------------------------------------------------------
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

 10.7* The Coastal Corporation Amended and Restated Stock Grant Plan, effective October 9, 1997.

 10.8* The Coastal Corporation Amended and Restated Deferred Compensation Plan for Directors, effective October 9, 1997.

 10.9+ The Coastal Corporation 1990 Stock Option Plan (Exhibit 10.13 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

 10.10*       The Coastal Corporation 1997 Directors Stock Plan, effective June
              5, 1997.

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

                                  EXHIBIT INDEX


Exhibit
Number                                     Document
-------       ------------------------------------------------------------------
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

 10.17+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Eleventh Amendment dated December 6, 1996. (Exhibit 10.17 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

 10.18* Pension Plan for Employee of The Coastal Corporation as of January 1, 1993, as further amended by the Fourteenth Amendment dated December 31, 1997.

 10.19* Agreement for Consulting Services between The Coastal Corporation and Oscar S. Wyatt, Jr. dated August 1, 1997.

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