Form 10-Q
period 1998-03-31
COASTAL CORP
filed 1998-05-15
CIK 21267

================================================================================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                                                        OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of April 30, 1998, there were outstanding 105,863,977 shares of Common Stock, 33-1/3 cents par value per share, and 361,192 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements.

     The financial statements of The Coastal Corporation ("Coastal") and its subsidiaries (collectively, the "Company") are presented herein and are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales of natural gas and petroleum products.


                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                                     ASSETS                                         1998                1997
                                                                               ---------------     -------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      20.0        $      20.5
   Receivables, less allowance for doubtful accounts of $15.8 million
      (1998) and $16.6 million (1997)......................................           1,168.9            1,570.8
   Inventories.............................................................             543.7              684.7
   Prepaid expenses and other..............................................             254.4              252.7
                                                                                  -----------        -----------
      Total Current Assets.................................................           1,987.0            2,528.7
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,900.4            5,859.0
   Refining, crude oil and chemical facilities.............................           2,308.9            2,254.8
   Gas and oil properties - at full-cost...................................           2,316.2            2,152.0
   Other...................................................................             401.9              395.0
                                                                                  -----------        -----------
                                                                                     10,927.4           10,660.8
   Accumulated depreciation, depletion and amortization....................           3,617.8            3,539.2
                                                                                  -----------        -----------
                                                                                      7,309.6            7,121.6
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             485.0              489.8
   Investments - equity method.............................................             763.5              722.8
   Other...................................................................             764.1              762.3
                                                                                  -----------        -----------
                                                                                      2,012.6            1,974.9
                                                                                  -----------        -----------
                                                                                  $  11,309.2        $  11,625.2
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1998                1997
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $      108.0       $      114.0
   Accounts payable........................................................            1,491.0            2,074.0
   Accrued expenses........................................................              355.0              270.7
   Current maturities on long-term debt....................................               12.0               42.0
                                                                                  ------------       ------------
      Total Current Liabilities............................................            1,966.0            2,500.7
                                                                                  ------------       ------------

Debt:
   Long-term debt, excluding current maturities............................            3,759.2            3,663.2
                                                                                  ------------       ------------

Deferred Credits and Other:
   Deferred income taxes...................................................            1,606.8            1,564.9
   Other deferred credits..................................................              484.3              514.0
                                                                                  ------------       ------------
                                                                                       2,091.1            2,078.9
                                                                                  ------------       ------------

Preferred Stock:
   Issued by subsidiaries..................................................              100.0              100.0
                                                                                  ------------       ------------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $208.1 million)...................................................                2.6                2.6
   Class A common stock....................................................                 .1                 .1
   Common stock............................................................               72.1               36.7
   Additional paid-in capital..............................................            1,210.7            1,243.6
   Retained earnings.......................................................            2,239.9            2,131.9
                                                                                  ------------       ------------
                                                                                       3,525.4            3,414.9
   Less common stock in treasury - at cost.................................              132.5              132.5
                                                                                  ------------       ------------
                                                                                       3,392.9            3,282.4
                                                                                  ------------       ------------
                                                                                  $   11,309.2       $   11,625.2
                                                                                  ============       ============



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

Operating Revenues......................................................................    $ 1,956.5   $ 3,205.8
                                                                                            ---------   ---------

Operating Costs and Expenses:
   Purchases............................................................................      1,186.4     2,465.4
   Operating and general expenses.......................................................        422.1       419.5
   Depreciation, depletion and amortization.............................................        107.0       115.9
                                                                                            ---------   ---------
                                                                                              1,715.5     3,000.8
                                                                                            ---------   ---------

Other Income - net......................................................................         19.4        24.6
                                                                                            ---------   ---------

Earnings Before Interest and Income Taxes...............................................        260.4       229.6
                                                                                            ---------   ---------

Interest and Debt Expense, less $5.5 million (1998)
   and $2.4 million (1997) capitalized..................................................         75.3        79.2
Taxes on Income.........................................................................         62.2        49.2
                                                                                            ---------   ---------

Earnings Before Extraordinary Item......................................................        122.9       101.2
Extraordinary item - loss on early extinguishment of debt...............................            -       (90.6)
                                                                                            ---------   ---------

Net Earnings............................................................................        122.9        10.6
Dividends on Preferred Stock............................................................          4.3         4.3
                                                                                            ---------   ---------

Net Earnings Available
   to Common Stockholders...............................................................    $   118.6   $     6.3
                                                                                            =========   =========

Basic Earnings Per Share:
   Before extraordinary item............................................................    $     .56   $     .46
   Extraordinary item...................................................................            -        (.43)
                                                                                            ---------   ---------
   Net Basic Earnings Per Share.........................................................    $     .56   $     .03
                                                                                            =========   =========

Diluted Earnings Per Share:
   Before extraordinary item............................................................    $     .55   $     .45
   Extraordinary item...................................................................            -        (.42)
                                                                                            ---------   ---------
   Net Diluted Earnings Per Share.......................................................    $     .55   $     .03
                                                                                            =========   =========

Cash Dividends Per Common Share.........................................................    $     .05   $     .05
                                                                                            =========   =========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)


                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     1998                          1997
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           ----------    ----------      ----------    ----------
                                                                                 (Unaudited)

Preferred stock, par value
   33-1/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             58   $        -               60   $        -
           Converted to common.........................              -            -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             58            -               59            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             68            -               74            -
           Converted to common.........................             (2)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             66            -               72            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             30            -               32            -
           Converted to common.........................             (1)           -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             29            -               32            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance................          8,000          2.6            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 331/3(cent) per share,
   authorized 2,700,000 shares:
      Beginning balance................................            366           .1              382           .1
      Converted to common..............................             (3)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            363           .1              380           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 331/3(cent) per share,
   authorized 250,000,000 shares:
      Beginning balance................................        110,117         36.7          109,756         36.6
      Conversion of preferred stock....................              7            -                8            -
      Conversion of Class A common stock...............              3            -                2            -
      Two-for-one stock split..........................        106,179         35.4                -            -
      Exercise of stock options........................             85            -               95            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        216,391   $     72.1          109,861   $     36.6
                                                           ===========   ----------      ===========   ----------


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     1998                          1997
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           ----------    ----------      ----------    ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,243.6                    $  1,239.6
   Exercise of stock options...........................                         2.5                           1.4
   Two-for-one stock split.............................                       (35.4)                            -
                                                                         ----------                    ----------
   Ending balance......................................                     1,210.7                       1,241.0
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,131.9                       1,890.1
   Net earnings for period.............................                       122.9                          10.6
   Dividends on preferred stock........................                        (4.3)                         (4.3)
   Dividends on common stock...........................                       (10.6)                        (10.6)
                                                                         ----------                    ----------
   Ending balance......................................                     2,239.9                       1,885.8
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,396        132.5            4,395        132.5
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,392.9                    $  3,033.6
                                                                         ==========                    ==========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1998            1997
                                                                                   ---------        ---------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   122.9        $  101.2
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        107.9           116.8
      Deferred income taxes....................................................         33.5             4.6
      Undistributed earnings from equity investments...........................         (5.4)           (8.1)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................        401.9              .1
         Inventories...........................................................        140.9           371.8
         Prepaid expenses and other............................................        (10.6)            5.7
         Accounts payable......................................................       (581.1)         (243.0)
         Accrued expenses......................................................         83.5           (50.9)
         Other.................................................................        (18.0)           14.1
                                                                                   ---------        --------
                                                                                       275.5           312.3
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (287.2)         (142.7)
   Proceeds from sale of property, plant and equipment.........................           .6             2.7
   Additions to investments....................................................        (37.7)          (92.2)
   Proceeds from investments...................................................           .7             4.4
                                                                                   ---------        --------
                                                                                      (323.6)         (227.8)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase in short-term notes ...............................................        194.0           400.0
   Proceeds from issuing common stock..........................................          2.5             1.4
   Proceeds from long-term debt issues.........................................           .7           527.7
   Payments to retire long-term debt...........................................       (134.7)         (995.5)
   Dividends paid..............................................................        (14.9)          (14.9)
                                                                                   ---------        --------
                                                                                        47.6           (81.3)
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................          (.5)            3.2

Cash and Cash Equivalents at Beginning of Period...............................         20.5           106.3
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    20.0        $  109.5
                                                                                   =========        ========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows. In 1997, the Company reexamined the useful lives of certain assets associated with the interstate natural gas pipeline and storage subsidiaries. In July 1997, the depreciation rates related to these assets were revised. This revision had the effect of increasing "Earnings Before Extraordinary Item" and "Net Earnings" by approximately $9.5 million ($.04 per share) for the three months ended March 31, 1998.

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. The application of the new standard did not have a material effect on the Company's consolidated financial statements as the Company currently does not have any material items of other comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), in 1998. See Note 6 for additional information on FAS 131.

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"), in 1998. FAS 132, which revises employer disclosures regarding pension plans and other postretirement plans, is not expected to have a material effect on the Company's consolidated financial statements.

      The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), to be effective for periods beginning after December 15, 1998. The Company adopted SOP 98-1 in 1998. SOP 98-1 establishes standards for the treatment of costs associated with software developed or obtained for internal use. SOP 98-1 is not expected to have a material effect on the Company's consolidated financial statements.

      The AICPA has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: the Company made cash payments for interest and financing fees, net of amounts capitalized, of $63.1 million and $80.6 million for the three months ended March 31, 1998 and 1997, respectively. Cash payments for income taxes amounted to $1.8 million and $36.6 million for the three months ended March 31, 1998 and 1997, respectively.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                   March 31,        December 31,
                                                                                    1998                1997
                                                                               ---------------     --------------
                                                                                 (Unaudited)

      Refined products, crude oil and chemicals...............................   $     364.2         $    492.3
      Natural gas in underground storage......................................          29.0               40.5
      Coal, materials and supplies............................................         150.5              151.9
                                                                                 -----------         ----------
                                                                                 $     543.7         $    684.7
                                                                                 ===========         ==========

      Elements included in inventory cost are material, labor and manufacturing expense.

3.    Stock Split

     On May 7, 1998, the Board of Directors of Coastal authorized a two-for-one stock split of the Coastal common stock. Stockholders of record will receive one additional share of common stock for each share of common stock and/or Class A common stock held of record on May 29, 1998. The distribution will be made on July 1, 1998. The stock split has been reflected in the accompanying financial statements as of March 31, 1998 and all applicable references as to the number of common shares, and per share information has been restated. Appropriate adjustments will be made in the conversion ratios of shares of convertible preferred stock and in the exercise price and number of shares subject to stock options. Effective with the stock split, the annual cash dividend rate on the common stock will be $.25 per share. The newly issued shares will receive the dividend at the new rate.


4.    Notes Payable

      At March 31, 1998, the Company had $558.0 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at March 31, 1998, reflect $450.0 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $250.0 million as of December 31, 1997.

5.    Common Stock

      On March 31, 1998, 13,507,784 shares of Common Stock of the Company were reserved for stock option plans, 1,312,554 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 362,988 shares were reserved for conversion of outstanding Class A Common Stock and 20,448 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 18,168 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

      During the quarter ended March 31, 1998, the Company granted options to purchase 2,060,000 common shares under stock option plans with exercise prices ranging from $27.75 to $32.75. The exercise prices are equal to the market price of the common shares at grant date.

6.    Segment Information

      The Company adopted FAS 131 in 1998. FAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires those companies to report selected information about the operating segments. Data for 1997 has been reclassified to conform with current reporting practices following the standards in FAS 131 (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

   Operating Revenues From External Customers:
      Natural gas.......................................................................    $   413.3   $ 1,208.3
      Refining, marketing and chemicals.................................................      1,353.6     1,854.0
      Exploration and production........................................................        104.4        61.4
      Coal..............................................................................         53.8        54.3
      Power.............................................................................         27.8        26.0
      Corporate and other...............................................................          3.6         1.8
                                                                                            ---------   ---------
                                                                                            $ 1,956.5   $ 3,205.8
                                                                                            =========   =========

      Intersegment revenues were as follows: Natural gas - $2.8 million (1998), $41.1 million (1997); Exploration and production - $8.0 million (1998), $87.6 million (1997); and Corporate and other - $2.7 million (1998), $6.2 million
(1997).

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.......................................................................    $   193.8   $   211.0
      Refining, marketing and chemicals.................................................         47.6       (47.3)
      Exploration and production........................................................         25.5        62.2
      Coal..............................................................................          2.8        12.5
      Power.............................................................................         11.6        10.4
      Corporate and other...............................................................        (20.9)      (19.2)
                                                                                            ---------   ---------
                                                                                            $   260.4   $   229.6
                                                                                            =========   =========

7.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

   Current Income Taxes:
      Federal...........................................................................    $    21.2   $    38.0
      Foreign...........................................................................          1.5         1.5
      State.............................................................................          6.0         5.1
                                                                                            ---------   ---------
                                                                                                 28.7        44.6
                                                                                            ---------   ---------
   Deferred Income Taxes:
      Federal...........................................................................         31.5         4.5
      Foreign...........................................................................           .8          .9
      State.............................................................................          1.2         (.8)
                                                                                            ---------   ---------
                                                                                                 33.5         4.6

                                                                                            $    62.2   $    49.2
                                                                                            =========   =========

      Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

8.    Earnings Per Share

      Earnings per share are calculated following Statement of Financial Accounting Standards No. 128. The following data shows the amounts used in computing basic earnings per share and the effects on income and the weighted average number of shares of dilutive securities.

                                                                            Three Months Ended March 31, 1998
                                                                  ------------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------     -----------       -----------
                                                                                     (Unaudited)

      Earnings before extraordinary item......................    $        122.9
      Less preferred stock dividends..........................               4.3
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             118.6         212,236       $       .56
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -           2,116
         Convertible preferred stock..........................                .1           1,349
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        118.7         215,701       $       .55
                                                                  ==============     ===========       ===========


                                                                            Three Months Ended March 31, 1997
                                                                  ------------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------     -----------       -----------
                                                                                     (Unaudited)

      Earnings before extraordinary item......................    $        101.2
      Less preferred stock dividends..........................               4.3
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............              96.9         211,590       $       .46
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -           1,554
         Convertible preferred stock..........................                .1           1,447
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $         97.0         214,591       $       .45
                                                                  ==============     ===========       ===========

9.    Litigation, Regulatory and Environmental Matters

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

      In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal vigorously denies these allegations and has filed responsive pleadings. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline Company ("ANR Pipeline") employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline has filed responsive pleadings denying these allegations.

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

      Regulatory Matters

      From November 1, 1992 to November 1, 1993, under an interim sales program, ANR Pipeline collected monthly gas inventory demand charges ("GIC") from its former sales customers. The GIC compensated ANR Pipeline for the fixed cost of maintaining an inventory of gas supply in order to meet its firm sales obligations. In April 1994, ANR Pipeline filed with the Federal Energy Regulatory Commission ("FERC") a reconciliation report comparing its total gas costs and revenues under the interim sales program and proposing refunds to customers totaling $45.1 million. Certain customers disputed the level of those refunds, and the FERC directed that a hearing be held. On March 12, 1998 the FERC issued an Order which adopted most of ANR Pipeline's positions, but required some additional refunds. No party took rehearing of the Order and it became final. On April 13, 1998, ANR Pipeline submitted a revised reconciliation report consistent with the FERC's Order, which report is subject to further proceedings.

      ANR Pipeline filed a general rate increase application on November 1, 1993. The FERC permitted ANR Pipeline to place increased rates into effect on May 1, 1994, subject to refund and hearing procedures. After extensive procedures, an administrative law judge issued an Initial Decision in January 1997 which accepted some but not all of ANR Pipeline's proposed increase. ANR Pipeline and other parties thereafter filed exceptions regarding certain of the findings in that Initial Decision. While those exceptions were pending review by the FERC, ANR Pipeline filed a comprehensive settlement to resolve all issues in the proceeding. The settlement included provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that would enable ANR Pipeline to charge higher rates for shippers electing to purchase such new service. By order issued February 13, 1998, the FERC approved the settlement in all respects, other than the proposed new short-term firm service, and addressed two of the three reserved matters that the parties had requested the FERC to decide on the merits. The settlement became effective on March 16, 1998, and on April 15, 1998, ANR Pipeline paid refunds of $66.6 million, which included interest, required by the settlement. During the period the higher rates had been in effect, ANR Pipeline estimated and recorded provisions for these potential rate refunds, which exceeded the final refund requirements by $38.7 million. Certain proceedings related to the settlement's reserved matters are still pending before the FERC.

      On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" ("Policy"). Under this Policy, (i) a pipeline and a customer are allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"), and (ii) a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

      On March 29, 1996, CIG filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow CIG to enter into "negotiated rates" (rates which could exceed CIG's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. On October 16, 1997, the FERC approved an unopposed settlement filed by CIG that resolved all issues in the general rate case except the issues that are on appeal relating to the "negotiated rate" tariff provisions discussed above. The final settlement became effective on November 17, 1997, and is no longer subject to review by the FERC or subject to any judicial review. CIG has now made refunds of amounts collected which were in excess of the final settlement rates.

      Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. That appeal has been consolidated with other similar appeals, and the FERC has sought to have the appeal dismissed. No action has been taken by the court on the FERC dismissal request. CIG has filed for judicial review of the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. CIG's appeal of the "negotiated rate" provision has been consolidated with other appeals involving the same issues, and is being held in abeyance by the United States Court of Appeals for the D.C. Circuit. Pending completion of judicial review, the "negotiated rate" tariff provisions are fully effective. During 1997, CIG did not enter into any "negotiated rate" transactions.

      On May 30, 1997, Wyoming Interstate Company, Ltd. filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. If the case cannot be settled, a hearing before a FERC Administrative Law Judge is scheduled for June 2, 1998.

      In July 1996, the United States Court of Appeals for the D. C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In its order responding to the remand (Order 636-C, issued February 27, 1997) the FERC: (i) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (ii) reduced from a 20-year term to a five-year term, the "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. ANR Pipeline and CIG have sought rehearing and clarification of these holdings as they relate to past and future periods, and have also made the appropriate compliance filings with the FERC. ANR Pipeline's proposal to retain its current transition cost allocation level to interruptible service was accepted by the FERC as part of an uncontested settlement following further proceedings before the FERC.

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

      Environmental Matters

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company anticipates capital expenditures of approximately $35 million in 1998 in order to comply with such laws and regulations. The majority of the 1998 expenditures is attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1999 through 2001 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 13 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $295 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At seven other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 13 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiary's activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

      In Michigan, where ANR Pipeline has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. ANR Pipeline estimates that its costs to comply with the Michigan regulations will be approximately $12 million, which will be expended over a period of two to ten years and for which appropriate provisions have been made.

      On December 17, 1997, the California Regional Water Quality Control Board issued an Administrative Compliance Order (the "Order") to Pacific Refining Company ("Pacific"), a subsidiary of the Company, for approximately 28 violations of its Hercules Refinery's NPDES permit occurring between May 6, 1995 and September 10, 1997, when the refinery was sold to Hercules L.L.C. The Order requires Pacific to pay $350,000 in penalties and reimburse the agency $12,000 for its staff costs.

     On September 15, 1997, Javelina Company, a partnership in which Coastal Javelina, Inc., a subsidiary of the Company, is a partner and the operator of the facility, received a Notice of Violation ("NOV") from the EPA for alleged violations of limits in its Clean Water Act discharge permit. Javelina Company submitted a report detailing the measures it has implemented to abate the alleged violations and met with the EPA to discuss why an enforcement action should not be taken for the alleged violations. In December 1997, the EPA issued an administrative penalty of $137,000. Javelina Company settled this matter for less than $100,000.

      On August 27, 1997, the EPA issued a NOV to Coastal Refining & Marketing, Inc. ("CR&M"), a subsidiary of the Company, alleging that six violations of the Clean Air Act were observed during inspections of the subsidiary's refinery in Corpus Christi, Texas, conducted during March and April 1996. On April 29, 1998, CR&M agreed to pay a $136,000 penalty as a complete resolution of the alleged violations.

      By letter dated April 8, 1997, the United States Department of Justice (the "Justice Department") notified ANR Coal Company, LLC ("ANR Coal"), a subsidiary of Coastal, that the EPA has requested the Justice Department to bring an action against ANR Coal for alleged violations of the Clean Water Act resulting from discharges from a mine in which

ANR Coal had a leasehold interest in the minerals. The letter offers to settle the matter prior to litigation for $900,000 and agreement to implement certain injunctive relief which includes the necessary improvements to the existing water treatment system. ANR Coal is discussing the matter with the EPA. The Company believes that this threatened action, if an action is brought and the allegations substantiated, could result in monetary sanctions which, while not material to the Company and its subsidiaries, could exceed $100,000.

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

      In January 1996, the EPA issued a NOV to CEPOC and Eagle Point Cogeneration Partnership ("EPCP"), in which Company subsidiaries hold a 50% interest. The Notice alleged violations of the Clean Air Act for the failure to obtain a Prevention of Significant Deterioration ("PSD") permit when the EPCP was constructing the facility and for alleged violations of the facility's operating permits. On June 25, 1997, the Justice Department sent the companies a letter on behalf of the EPA demanding $3 million in penalties for the violations of the operating permits. The PSD allegation was not included in the demand. The companies have agreed to pay $300,000 as a penalty and to implement a Supplemental Environmental Project. The EPA will withdraw, without prejudice, the PSD allegation in the NOV. The settlement agreement is currently being drafted.

      In January 1993, the State of Texas filed suit against the Corpus Christi, Texas refinery of CR&M, alleging failure to comply in 1992 with certain administrative orders relating to groundwater contamination and failure to comply with various solid and hazardous waste regulations. An agreed final judgment was entered by the court on April 1, 1998, requiring CR&M to pay a $500,000 penalty, spend $1.5 million on supplemental environmental projects and perform specified clean up of the refinery's soil and groundwater.

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

10.   Subsequent Events

      On April 15, 1998, the Company redeemed all 8,000,000 outstanding shares of its $2.125 Cumulative Preferred Stock, Series H. Redemption price for the Series H stock was $25 per share plus accrued dividends of $.182986 to April 15, 1998.

     On May 13, 1998, Coastal completed a public offering of 12,000,000 Coastal-obligated mandatory redemption preferred securities through an affiliate, Coastal Finance I, a business trust (the "Trust"), for $300 million in cash. The Trust will hold debt securities of Coastal (the "Debt Securities") purchased with the proceeds of the preferred securities offering. Cumulative quarterly distributions will be paid on the preferred securities at an annual rate of 8.375% of the liquidation amount of $25 per preferred security. The proceeds were used to refinance borrowings incurred to finance the redemption of the Series H Preferred Stock discussed above and to repay certain outstanding subsidiary indebtedness. The preferred securities are mandatorily redeemable on the maturity date, May 13, 2038, or earlier to the extent of any redemption by Coastal of any Debt Securities. The redemption price to be paid is $25 per preferred security, plus accrued and unpaid distributions to the date of redemption.

Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including commodity prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized. The forward-looking statements contained herein are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934.

      The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

      The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                   Twelve Months Ended
                                                                           --------------------------------
                                                                              March 31,       December 31,
                                                                                1998              1997
                                                                           --------------   ---------------
                                                                             (Unaudited)

      Return on average common stockholders' equity..................           13.3%             12.9%
      Cash flow from operating activities to long-term debt..........           24.6%             26.2%
      Total debt to total capitalization.............................           52.6%             53.0%
      Times interest earned (before tax).............................            2.8               2.7

      The cash flows from operating activities to long-term debt ratio decreased primarily due to changes in working capital.

      On April 15, 1998, the Company redeemed all 8,000,000 outstanding shares of its $2.125 Cumulative Preferred Stock, Series H. Redemption price for the Series H stock was $25 per share plus accrued dividends of $.182986 to April 15, 1998.

     On May 13, 1998, Coastal completed a public offering of 12,000,000 Coastal-obligated mandatory redemption preferred securities through an affiliate, Coastal Finance I, a business trust (the "Trust"), for $300 million in cash. The Trust will hold debt securities of Coastal (the "Debt Securities") purchased with the proceeds of the preferred securities offering. Cumulative quarterly distributions will be paid on the preferred securities at an annual rate of 8.375% of the liquidation amount of $25 per preferred security. The proceeds were used to refinance borrowings incurred to finance the redemption of the Series H Preferred Stock discussed above and to repay certain outstanding subsidiary indebtedness. The preferred securities are mandatorily redeemable on the maturity date, May 13, 2038, or earlier to the extent of any redemption by Coastal of any Debt Securities. The redemption price to be paid is $25 per preferred security, plus accrued and unpaid distributions to the date of redemption.

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

      The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at March 31, 1998 were as follows (millions of dollars):

         Short-term...................................  $   776.3
         Long-term*...................................      497.1
                                                        ---------

                                                        $ 1,273.4

         *$45.1 million of unused long-term credit lines is dedicated to a specific use.

         The AICPA has issued SOP 98-5, to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

                              Results of Operations

      The change in the Company's earnings for the three-month period ended March 31, 1998 in comparison to the same period in 1997 is a result of the following:

      Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                            ---------------------
                                                                                                   March 31,
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Natural gas.......................................................................    $   416.1   $ 1,249.4
      Refining, marketing and chemicals.................................................      1,353.6     1,854.0
      Exploration and production........................................................        112.4       149.0
      Coal..............................................................................         53.8        54.3
      Power.............................................................................         27.8        26.0
      Other.............................................................................          6.3         8.0
      Adjustments and eliminations......................................................        (13.5)     (134.9)
                                                                                            ---------   ---------

                                                                                            $ 1,956.5   $ 3,205.8
                                                                                            =========   =========

      Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                            ---------------------
                                                                                                   March 31,
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Natural gas.......................................................................    $   193.8   $   211.0
      Refining, marketing and chemicals.................................................         47.6       (47.3)
      Exploration and production........................................................         25.5        62.2
      Coal .............................................................................          2.8        12.5
      Power.............................................................................         11.6        10.4
      Corporate and other...............................................................        (20.9)      (19.2)
                                                                                            ---------   ---------
                                                                                            $   260.4   $   229.6
                                                                                            =========   =========

      Natural Gas. The decrease in operating revenues of $833.3 million can be primarily attributed to the Company's unregulated gas marketing operations which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. (collectively, "Engage Energy"). The revenues from these operations, which are included in the Company's revenues through February 1997, resulted in a decrease of $833.5 million for the three month period of 1998. Revenues for the 1997 first quarter also included a $42 million gain from an equalization payment associated with the formation of Engage Energy.

      Purchases decreased by $806.8 million in the first three months of 1998, primarily due to the combination of the Company's unregulated gas marketing operations noted above. Gross profit decreased by $26.5 million for the three month period.

     Earnings before interest and income taxes ("EBIT") decreased by $17.2 million as a result of the $42.0 million gain discussed above; reduced transportation, storage and gathering revenues of $11.5 million; reduced extracted products sales of $8.9 million and other decreases of $8.1 million partially offset by increases of $38.7 million from a rate case settlement and reduced depreciation, depletion and amortization of $14.6 million. Depreciation, depletion and amortization decreased due to the revision of depreciation rates for certain assets as discussed in Note 1 of Notes to Consolidated Financial Statements. The other decreases are primarily due to nonrecurring provisions of $16.1 million for environmental compliance and other matters partially offset by an increase for interest income.

      Refining, Marketing and Chemicals. Operating revenues decreased by $500.4 million in the 1998 first quarter due to decreased prices, partially offset by increased volumes. Purchases decreased by $591.3 million, also primarily due to lower prices, and the Company's increasing ability to use less expensive heavy and sour crudes, resulting in a gross profit increase of $90.9 million for the first quarter. The gross profit increase resulted from increased margins of $77.9 million; higher sales volumes of $2.5 million; and an increase of $11.8 million from the sale, trading and exchanging of third-party products partially offset by other decreases of $1.3 million. Included in the gross profit for the first quarter of 1997 was an inventory loss of $60.0 million which resulted from falling product and crude oil prices.

     The EBIT increase of $94.9 million resulted from the increased gross profit of $90.9 million and decreased operating and general expenses of $8.9 million partially offset by reduced earnings from equity investments of $4.1 million and increased depreciation, depletion and amortization of $.8 million. Operating and general expenses decreased as a result of lower fuel and other costs at the refineries and reduced expenses due to the elimination of marginal activities, primarily in the Northeast.

      Exploration and Production. Operating revenues decreased by $36.6 million in the 1998 first quarter as a result of lower prices being partially offset by increased volumes. The EBIT decrease of $36.7 million results from lower prices of $44.0 million and increased depreciation, depletion and amortization of $4.5 million being partially offset by increased volumes of $5.1 million, reduced operating and general expenses of $3.1 million and other changes of $3.6 million. Depreciation, depletion and amortization increased as a result of a higher rate and increased production volumes.

      Coal. The operating revenues decrease of $.5 million for the 1998 three month period results from lower prices being partially offset by increased volumes. EBIT decreased by $9.7 million due to the revenue decrease of $.5 million, a non-recurring favorable resolution of a contingency in the first quarter of 1997 for $9.0 million and other decreases of $.2 million.

      Power. Operating revenues increased by $1.8 million in the 1998 first quarter due primarily to increased operating levels for the El Salvador operations. The EBIT increase of $1.2 million results from the $1.8 million revenue increase and increased earnings from equity investments of $3.4 million partially offset by increased operating expenses of $3.9 million and higher depreciation, depletion and amortization expense of $.1 million. The operating expense increase is a result of increased El Salvador operating levels and increased administrative and development costs related to joint venture projects.

      Corporate and Other. The EBIT for these operations, which include equity income from trucking, real estate activities and corporate income and expense not allocated to the operating segments, decreased as a result of the sale of certain real estate properties in 1997 and reduced earnings from equity investments for the trucking operations.

      Interest and Debt Expense. Interest and debt expense decreased by $3.9 million due primarily to reduced rates on variable rate debt.

      Taxes on Income. Federal income taxes increased by $10.2 million in the 1998 period as a result of increased earnings before taxes. State income taxes increased by $2.9 million and foreign income taxes decreased by $.1 million.

      Extraordinary Item. The 1997 extraordinary item, net of income taxes, resulted from the early retirement of debt.

                              Environmental Matters

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. The Company anticipates capital expenditures of approximately $35 million in 1998 in order to comply with such laws and regulations. The majority of the 1998 expenditures is attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance for the years 1999 through 2001 of $20 to $40 million per year. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 13 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $295 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At seven other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Finally at 13 other sites, the Company has paid amounts to other PRPs or to the EPA as its proportional share of associated clean-up costs. As to these latter sites, the Company believes that its activities were de minimis. Additionally, certain subsidiaries of the Company have been named as PRPs in two state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes that the subsidiary's activities at this site were de minimis. At the other state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site.

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

Item 2.B.  Other Development.

      An affiliate of ANR Pipeline owns a one-third general partnership interest in the proposed Independence Pipeline project. The proposed Independence Pipeline project consists of the construction of 400 miles of 36-inch diameter pipe, with an annual designed delivery capacity of 917 MMcf per day. The in-service date of the Independence Pipeline project has been revised to November 2000, subject to receipt of satisfactory regulatory approvals.

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings.

          The information required hereunder is incorporated by reference into
Part II of this Report from Note 9 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

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

          (b) Reports on Form 8-K.

              No Reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE COASTAL CORPORATION
                                                     (Registrant)

                                                      COBY C. HESSE
Date:  May 14, 1998                  By: -------------------------------------
                                                      Coby C. Hesse
                                                Executive Vice President
                                            and Principal Accounting Officer
                                               (As Authorized Officer and
                                                Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                  Description
-------       -----------------------------------------------------------------

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


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

BASIC EARNINGS PER SHARE

   Net earnings.........................................................................    $   122.9   $    10.6
   Dividends on preferred stock.........................................................          4.3         4.3
                                                                                            ---------   ---------
   Net earnings available to common stockholders........................................    $   118.6   $     6.3
                                                                                            =========   =========

Average number of common shares outstanding.............................................      211,871     211,209
Average number of Class A common shares outstanding.....................................          365         381
                                                                                            ---------   ---------
                                                                                              212,236     211,590
                                                                                            =========   =========

Basic earnings per share:
   Before extraordinary item............................................................    $     .56   $     .46
   Extraordinary item...................................................................            -        (.43)
                                                                                            ---------   ---------
   Net basic earnings per share.........................................................    $     .56   $     .03
                                                                                            =========   =========

DILUTED EARNINGS PER SHARE

   Net earnings used in calculating basic earnings per share............................    $   118.6   $     6.3
   Dividends applicable to dilutive preferred stock:
      Series A..........................................................................            -           -
      Series B..........................................................................            -           -
      Series C..........................................................................           .1          .1
                                                                                            ---------   ---------
   Income available to common shareholders plus
      assumed conversions...............................................................    $   118.7   $     6.4
                                                                                            =========   =========

Average number of shares used in calculating basic earnings
   per share............................................................................      212,236     211,590
Effect of dilutive securities:
   Options..............................................................................        2,116       1,554
   Series A, B and C preferred stock....................................................        1,349       1,447
                                                                                            ---------   ---------
                                                                                              215,701     214,591
                                                                                            =========   =========

Diluted earnings per share:
   Before extraordinary item............................................................    $     .55   $     .45
   Extraordinary item...................................................................            -        (.42)
                                                                                            ---------   ---------
   Net basic earnings per share.........................................................    $     .55   $     .03
                                                                                            =========   =========


                      ------------------------------------


   Convertible securities and options are not considered in the calculations if the effect of the conversion is anti-dilutive.