Form 10-Q
period 1998-06-30
COASTAL CORP
filed 1998-08-13
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998
                                                        OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 1998, there were outstanding 212,233,139 shares of Common Stock, 33 1/3(cent) par value per share, and 357,256 shares of Class A Common Stock, 33 1/3(cent) par value per share, of the Registrant.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements.

      The financial statements of The Coastal Corporation ("Coastal") and its subsidiaries (collectively the "Company") are presented herein and are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales of natural gas and petroleum products.



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                                     ASSETS                                         1998                1997
                                                                               ---------------     -------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      83.5        $      20.5
   Receivables, less allowance for doubtful accounts of $16.9 million
      (1998) and $16.6 million (1997)......................................           1,337.7            1,570.8
   Inventories.............................................................             554.8              684.7
   Prepaid expenses and other..............................................             245.7              252.7
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,221.7            2,528.7
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           5,953.6            5,859.0
   Refining, crude oil and chemical facilities.............................           2,339.4            2,254.8
   Gas and oil properties - at full-cost...................................           2,537.5            2,152.0
   Other...................................................................             387.5              395.0
                                                                                  -----------        -----------
                                                                                     11,218.0           10,660.8
   Accumulated depreciation, depletion and amortization....................           3,702.0            3,539.2
                                                                                  -----------        -----------
                                                                                      7,516.0            7,121.6
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             480.3              489.8
   Investments - equity method.............................................             822.1              722.8
   Other...................................................................             786.9              762.3
                                                                                  -----------        -----------
                                                                                      2,089.3            1,974.9
                                                                                  -----------        -----------
                                                                                  $  11,827.0        $  11,625.2
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1998                1997
                                                                               ---------------     -------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $      93.0       $     114.0
   Accounts payable........................................................           1,588.6           2,074.0
   Accrued expenses........................................................             369.2             270.7
   Current maturities on long-term debt....................................             161.9              42.0
                                                                                  -----------       -----------
      Total Current Liabilities............................................           2,212.7           2,500.7
                                                                                  -----------       -----------

Debt:
   Long-term debt, excluding current maturities............................           3,698.5           3,663.2
                                                                                  -----------       -----------

Deferred Credits and Other:
   Deferred income taxes...................................................           1,642.5           1,564.9
   Other deferred credits..................................................             597.6             514.0
                                                                                  -----------       -----------
                                                                                      2,240.1           2,078.9
                                                                                  -----------       -----------

Preferred Stock:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................             300.0                 -
   Issued by subsidiaries..................................................             100.0             100.0
                                                                                  -----------       -----------
                                                                                        400.0             100.0
                                                                                  -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $8.0 million).....................................................                 -               2.6
   Class A common stock....................................................                .1                .1
   Common stock............................................................              72.2              36.7
   Additional paid-in capital..............................................           1,016.3           1,243.6
   Retained earnings.......................................................           2,319.6           2,131.9
                                                                                  -----------       -----------
                                                                                      3,408.2           3,414.9
   Less common stock in treasury - at cost.................................             132.5             132.5
                                                                                  -----------       -----------
                                                                                      3,275.7           3,282.4
                                                                                  -----------       -----------
                                                                                  $  11,827.0       $  11,625.2
                                                                                  ===========       ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 1,924.4   $  2,156.6    $ 3,880.9   $ 5,362.4
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      1,176.8      1,473.2      2,363.2     3,938.6
   Operating and general expenses.............................        427.1        413.2        849.2       832.7
   Depreciation, depletion and amortization...................        116.7        106.4        223.7       222.3
                                                                  ---------   ----------    ---------   ---------
                                                                    1,720.6      1,992.8      3,436.1     4.993.6
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................          5.0         18.7         24.4        43.3
                                                                  ---------   ----------    ---------   ---------

Earnings Before Interest and Income Taxes.....................        208.8        182.5        469.2       412.1
                                                                  ---------   ----------    ---------   ---------

Interest and debt expense, less $6.3 million (1998) and
   $2.4 million (1997) three months and $11.8
    million (1998) and $4.8 million (1997)
   six months capitalized.....................................         75.8         73.2        151.1       152.4
Taxes on income...............................................         38.4         30.0        100.6        79.2
                                                                  ---------   ----------    ---------   ---------

Earnings Before Extraordinary Item............................         94.6         79.3        217.5       180.5
Extraordinary item - loss on early extinguishment
   of debt....................................................            -            -            -       (90.6)
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         94.6         79.3        217.5        89.9
Dividends on Preferred Stock..................................          1.6          4.4          5.9         8.7
                                                                  ---------   ----------    ---------   ---------

Net Earnings Available
   to Common Stockholders.....................................    $    93.0   $     74.9    $   211.6   $    81.2
                                                                  =========   ==========    =========   =========

Basic Earnings Per Share:
   Before extraordinary item..................................    $     .44   $      .35    $    1.00   $     .81
   Extraordinary item.........................................            -            -            -        (.43)
                                                                  ---------   ----------    ---------   ---------
   Net basic earnings per share...............................    $     .44   $      .35    $    1.00   $     .38
                                                                  =========   ==========    =========   =========

Diluted Earnings Per Share:
   Before extraordinary item..................................    $     .43   $      .35    $     .98   $     .80
   Extraordinary item.........................................            -            -            -        (.42)
                                                                  ---------   ----------    ---------   ---------
   Net diluted earnings per share.............................    $     .43   $      .35    $     .98   $     .38
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $   .0625   $      .05    $   .1125   $     .10
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)


                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     1998                          1997
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Preferred stock, par value
   33 1/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             58   $        -               60   $        -
           Converted to common.........................             (1)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             57            -               58            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             68            -               74            -
           Converted to common.........................             (3)           -               (3)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             65            -               71            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             30            -               32            -
           Converted to common.........................             (2)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             28            -               31            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning balance...........................          8,000          2.6            8,000          2.6
           Redeemed....................................         (8,000)        (2.6)               -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................              -            -            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33 1/3(cent) per share,
   authorized 2,700,000 shares:
      Beginning balance................................            366           .1              382           .1
      Converted to common..............................             (8)           -              (10)           -
      Conversion of preferred stock....................              -            -                1            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            358           .1              373           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33 1/3(cent) per share,
  authorized 250,000,000 shares:
      Beginning balance................................        110,117         36.7          109,756         36.6
      Conversion of preferred stock....................             19            -               21            -
      Conversion of Class A common stock...............              8            -               10            -
      Two-for-one stock split..........................        106,268         35.4
      Exercise of stock options........................            169           .1              219           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        216,581   $     72.2          110,006   $     36.7
                                                           ===========   ----------      ===========   ----------


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     1998                          1997
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,243.6                    $  1,239.6
   Exercise of stock options...........................                         5.5                           3.9
   Two-for-one stock split.............................                       (35.4)                            -
   Redemption of Series H preferred stock..............                      (197.4)                            -
                                                                         ----------                    ----------
   Ending balance......................................                     1,016.3                       1,243.5
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,131.9                       1,890.1
   Net earnings for period.............................                       217.5                          89.9
   Dividends on preferred stock........................                        (5.9)                         (8.7)
   Dividends on common stock...........................                       (23.9)                        (21.1)
                                                                         ----------                    ----------
   Ending balance......................................                     2,319.6                       1,950.2
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,396       (132.5)           4,395       (132.5)
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,275.7                    $  3,100.6
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      1998            1997
                                                                                   ---------        --------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   217.5        $  180.5
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        224.6           223.9
      Deferred income taxes....................................................         70.2            28.7
      Undistributed earnings from equity investments...........................         (8.4)          (17.4)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................        233.1           599.7
         Inventories...........................................................        129.8           327.1
         Prepaid expenses and other............................................        (20.4)           (7.8)
         Accounts payable......................................................       (477.0)         (694.1)
         Accrued expenses......................................................        107.8           (72.8)
         Other.................................................................        105.9             7.0
                                                                                   ---------        --------
                                                                                       583.1           574.8
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (627.2)         (407.7)
   Proceeds from sale of property, plant and equipment.........................          2.8            23.0
   Additions to investments....................................................       (114.0)         (166.2)
   Proceeds from investments...................................................         11.3            52.7
                                                                                   ---------        --------
                                                                                      (727.1)         (498.2)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase in short-term notes ...............................................         29.0           335.0
   Redemption of preferred stock...............................................       (200.0)              -
   Proceeds from issuing common stock..........................................          5.6             4.0
   Proceeds from long-term debt issues.........................................        397.0           627.6
   Proceeds from issuing Company-obligated mandatory
      redemption preferred securities of a consolidated trust..................        300.0               -
   Payments to retire long-term debt...........................................       (294.8)       (1,068.9)
   Dividends paid..............................................................        (29.8)          (29.8)
                                                                                   ---------        --------
                                                                                       207.0          (132.1)
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................         63.0           (55.5)

Cash and Cash Equivalents at Beginning of Period...............................         20.5           106.3
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    83.5        $   50.8
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows. In 1997, the Company reexamined the useful lives of certain assets associated with the interstate natural gas pipeline and storage subsidiaries. In July 1997, the depreciation rates related to these assets were revised. This revision had the effect of increasing "Earnings Before Extraordinary Item" and "Net Earnings" by approximately $9.5 million ($.05 per share) and $19.0 million ($.09 per share) for the three- and six-month periods ended June 30, 1998, respectively.

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. The application of the new standard did not have a material effect on the Company's consolidated financial statements as the Company currently does not have any material items of other comprehensive income.

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), in 1998. See Note 7 for additional information on FAS 131.

      The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"), in 1998. FAS 132, which revises employer disclosures regarding pension plans and other postretirement plans, is not expected to have a material effect on the Company's consolidated financial statements.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $156.9 million and $148.6 million for the six months ended June 30, 1998 and 1997, respectively. Cash payments for income taxes amounted to $14.1 million and $50.0 million for the six months ended June 30, 1998 and 1997, respectively.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                   June 30,         December 31,
                                                                                    1998                1997
                                                                               ---------------     -------------
                                                                                 (Unaudited)

   Refined products, crude oil and chemicals...............................      $     370.6         $    492.3
   Natural gas in underground storage......................................             29.4               40.5
   Coal, materials and supplies............................................            154.8              151.9
                                                                                 -----------         ----------
                                                                                 $     554.8         $    684.7
                                                                                 ===========         ==========

      Elements included in inventory cost are material, labor and manufacturing expense.

3.    Stock Split

      On May 7, 1998, the Board of Directors of Coastal authorized a two-for-one stock split of the Coastal common stock. On July 1, 1998, stockholders of record received one additional share of common stock for each share of common stock and/or Class A common stock held of record on May 29, 1998. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated. Appropriate adjustments have been made in the conversion ratios of shares of convertible preferred stock and in the exercise price and number of shares subject to stock options. Effective with the stock split, the annual cash dividend rate on the common stock is $.25 per share. The newly issued shares will receive the dividend at the new rate.

4.    Notes Payable

      At June 30, 1998, the Company had $393.0 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at June 30, 1998 reflect $300.0 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $250.0 million as of December 31, 1997.

5.    Common and Preferred Stock

      On June 30, 1998, 13,337,636 shares of Common Stock of the Company were reserved for employee stock option plans, 1,306,654 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 357,735 shares were reserved for conversion of outstanding Class A Common Stock and 20,118 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 17,838 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

      During 1998, the Company has granted options to purchase 2,073,374 common shares under stock option plans with exercise prices ranging from $27.75 to $32.75. The exercise prices are equal to the market price of the common shares at grant date.

      On April 15, 1998, the Company redeemed all 8,000,000 outstanding shares of its $2.125 Cumulative Preferred Stock, Series H. Redemption price for the Series H stock was $25 per share plus accrued dividends of $.182986 to April 15, 1998.

6. Company-Obligated Mandatory Redemption Preferred Securities of a Consolidated Trust

      On May 13, 1998, Coastal completed a public offering of 12,000,000 Coastal-obligated mandatory redemption preferred securities through an affiliate, Coastal Finance I, a business trust (the "Trust"), for $300 million in cash. The

Trust holds debt securities of Coastal (the "Debt Securities") purchased with the proceeds of the preferred securities offering. Cumulative quarterly distributions are being paid on the preferred securities at an annual rate of 8.375% of the liquidation amount of $25 per preferred security. The proceeds were used to refinance borrowings incurred to finance the redemption of the Series H Preferred Stock discussed in Note 5 and to repay certain outstanding subsidiary indebtedness. The preferred securities are mandatorily redeemable on the maturity date, May 13, 2038, or earlier to the extent of any redemption by Coastal of any Debt Securities. The redemption price to be paid is $25 per preferred security, plus accrued and unpaid distributions to the date of redemption.

7.    Segment Information

      The Company adopted FAS 131 in 1998. FAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires those companies to report selected information about the operating segments. Data for 1997 has been reclassified to conform with current reporting practices following the standards in FAS 131 (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Operating Revenues From External Customers:
      Natural gas.............................................    $   311.6   $    276.0    $   727.7   $ 1,481.5
      Refining, marketing and chemicals.......................      1,388.3      1,693.9      2,740.9     3,547.7
      Exploration and production..............................        117.1         97.1        221.5       158.5
      Coal....................................................         61.7         59.0        115.5       113.3
      Power...................................................         41.5         25.7         69.3        51.7
      Corporate and other.....................................          4.2          4.9          6.0         9.7
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 1,924.4   $  2,156.6    $ 3,880.9   $ 5,362.4
                                                                  =========   ==========    =========   =========

      Intersegment revenues for the three-month period were as follows: Natural gas - $5.6 million (1997); Refining, marketing and chemicals - $.8 million
(1998), $2.6 million (1997); Exploration and production - $7.1 million (1998), $2.8 million (1997); and Corporate and other - $1.8 million (1998), $3.2 million
(1997).

      Intersegment revenues for the six-month period were as follows: Natural gas - $49.5 million (1997); Refining, marketing and chemicals - $1.8 million
(1998), $2.8 million (1997); Exploration and production - $15.1 million (1998), $90.4 million (1997); and Corporate and other - $6.3 million (1998), $6.4 million (1997).

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.............................................    $    99.6   $    119.2    $   293.4   $   330.2
      Refining, marketing and chemicals.......................         70.0         44.1        117.6        (3.2)
      Exploration and production..............................         30.3         25.0         55.8        87.2
      Coal....................................................          4.5          6.3          7.3        18.8
      Power...................................................         25.8         10.0         37.4        20.4
      Corporate and other.....................................        (21.4)       (22.1)       (42.3)      (41.3)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   208.8   $    182.5    $   469.2   $   412.1
                                                                  =========   ==========    =========   =========

8.    Fulton Power Plant

      In June 1998, the power purchase agreement associated with the Company's Fulton Power Plant ("Plant") was restructured. In connection with the restructuring, a net gain of $13.6 million was recorded in the Power segment for the second quarter. The net gain reflects a $23.0 million reduction in the Plant's carrying value (to estimated fair value following the restructuring) and deferral of certain proceeds to cover estimated future costs.

9.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $    (1.8)  $      2.9    $    19.4   $    40.9
      Foreign.................................................          1.5           .5          3.0         2.0
      State...................................................          2.0          2.5          8.0         7.6
                                                                  ---------   ----------    ---------   ---------
                                                                        1.7          5.9         30.4        50.5
                                                                  ---------   ----------    ---------   ---------
   Deferred Income Taxes:
      Federal.................................................         33.7         23.0         65.2        27.5
      Foreign.................................................           .7           .9          1.5         1.8
      State...................................................          2.3           .2          3.5         (.6)
                                                                  ---------   ----------    ---------   ---------
                                                                       36.7         24.1         70.2        28.7
                                                                  ---------   ----------    ---------   ---------

                                                                  $    38.4   $     30.0    $   100.6   $    79.2
                                                                  =========   ==========    =========   =========

      Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

10.   Earnings Per Share

      Earnings per share are calculated following Statement of Financial Accounting Standards No. 128. The following data shows the amounts used in computing basic earnings per share and the effects on income and the weighted average number of shares of dilutive securities.

                                     Three Months Ended June 30, 1998             Six Months Ended June 30, 1998
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   ----------   ------------   ---------     ----------    ------------   ---------
                                                 (Unaudited)                                (Unaudited)

      Earnings before extraordinary
      item.....................    $     94.6                                $    217.5
      Less preferred stock
      dividends................           1.6                                       5.9
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....          93.0        212,473   $     .44          211.6         212,362   $    1.00
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,484                          -           2,300
        Convertible preferred stock        .1          1,333                         .2           1,343
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $     93.1        216,290   $     .43     $    211.8         216,005   $     .98
                                   ==========   ============   =========     ==========    ============   =========

                                     Three Months Ended June 30, 1997             Six Months Ended June 30, 1997
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   ----------   ------------   ---------     ----------    ------------   ---------
                                                 (Unaudited)                                (Unaudited)

      Earnings before extraordinary
      item.....................    $     79.3                                $    180.5
      Less preferred stock
      dividends................           4.4                                       8.7
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....          74.9        211,800   $     .35          171.8         211,696   $     .81
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          1,521                          -           1,537
        Convertible preferred stock        .1          1,431                         .2           1,416
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $     75.0        214,752   $     .35     $    172.0         214,649   $     .80
                                   ==========   ============   =========     ==========    ============   =========


11.   Litigation, Regulatory and Environmental Matters

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

      Regulatory Matters

      Under an interim gas sales program that was in effect from November 1, 1992 to November 1, 1993, ANR Pipeline collected monthly charges from its former sales customers. The monthly charges were intended to compensate ANR Pipeline for the costs of maintaining an inventory of gas supply to meet its firm sales obligations under that program. In April 1994, ANR Pipeline filed with the Federal Energy Regulatory Commission ("FERC") a reconciliation report, comparing its total costs and revenues under that interim sales program, and proposing refunds totaling $45.1 million (which refunds, together with applicable interest, were paid in March 1995). After certain customers disputed this level of proposed refunds, and following a FERC hearing on the matter, the FERC issued an order in March 1998, which adopted most of ANR Pipeline's positions, but required additional refunds. No party sought rehearing of the March 1998 order and it became final. As required by the March 1998 order, ANR Pipeline submitted a revised reconciliation report on April 13, 1998. The April 1998 filing was accepted by FERC order issued June 12, 1998, and that FERC order has subsequently become final. In June 1998, ANR Pipeline paid additional refunds and interest of approximately $7 million in compliance with the revised reconciliation report.

      ANR Pipeline filed a general rate increase application with the FERC on November 1, 1993. The FERC permitted ANR Pipeline to place its increased rates into effect on May 1, 1994, subject to refund and hearing procedures. After extensive procedures, an administrative law judge issued an Initial Decision in January 1997, which accepted some of ANR Pipeline's proposed changes, but rejected others. ANR Pipeline and other parties filed exceptions to certain of the findings in the Initial Decision. Before the FERC reviewed the exceptions, ANR Pipeline filed a comprehensive settlement to resolve all outstanding issues in the case. The settlement included provisions for lower rates, refunds and procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that would allow ANR Pipeline to charge higher rates for shippers electing to purchase such service. By order issued February 13, 1998, the FERC approved the settlement in all respects, except the proposed new short-term firm service (which was rejected by the FERC), and addressed two of the three reserved matters that the parties had requested the FERC review. The settlement became effective on March 16, 1998 and, in compliance with the settlement, ANR Pipeline paid refunds and interest of $66.6 million on April 15, 1998. ANR Pipeline had estimated and recorded provisions for potential rate refunds, which exceeded the final refund requirements by $38.7 million. On June 3, 1998, the FERC denied rehearing of its February 13, 1998 order. The proceeding is now final in all respects, other than disposition of the remaining reserved matter which is still pending before the FERC.

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

      On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all service, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. Comments on both of these matters are due on November 9, 1998.

      On March 29, 1996, CIG filed with the FERC to change its rates, and as part of that filing, included tariff sheets that would allow CIG to implement "negotiated rate" transactions pursuant to the Policy. The rate change aspects of that filing have been fully resolved, although certain parties have appealed the FERC's acceptance of the "negotiated rate" tariff provisions. That appeal was dismissed by the United States Court of Appeals for the D.C. Circuit as being premature. Separately, CIG has appealed the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. That appeal was consolidated with other similar appeals, and those appeals are being held in abeyance by the Court. During the appeal process, the "negotiated rate" tariff provisions approved by the FERC in CIG's general rate case are fully effective. During 1997 and for the six-month period ended June 30, 1998, CIG did not enter into any "negotiated rate" transactions.

      On May 30, 1997, Wyoming Interstate Company, Ltd. ("WIC") filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. After the filing of testimony by WIC and other parties on July 2, 1998, WIC filed a settlement offer which, if approved, will resolve all issues in the case. Initial comments on the settlement offer were filed on August 3, 1998, and reply comments are due August 14, 1998. The comments indicate that, while the settlement offer is widely accepted, certain parties disagree with the level of rates provided for in the settlement. Action on the settlement offer by the FERC is anticipated by late 1998 or early 1999.

      In July 1996, the United States Court of Appeals for the D. C. Circuit upheld the basic structure of FERC Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In response to the remand, the FERC issued Order 636-C on February 27, 1997. Order 636-C: (i) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (ii) reduced from 20 years to five years, the maximum "cap" to be included in bids to renew existing contracts in order to retain capacity. ANR Pipeline and CIG sought rehearing and clarification of Order 636-C, and also made the appropriate compliance filings with the FERC. While rehearing was pending, however, ANR Pipeline's proposal to retain its current transition cost allocation level to interruptible service was accepted by the FERC as part of an uncontested settlement. As to the term "cap" issue, in its order on rehearing (Order No. 636-D issued May 28, 1998), the FERC confirmed that it would consider the existence of settlements in determining whether any existing contracts should be shortened. ANR Pipeline and CIG did not appeal Orders 636-C and 636-D, but certain other parties have submitted appeals.

      Certain of the above regulatory matters and other regulatory issues remain unresolved among CIG, ANR Pipeline, ANR Storage Company and WIC, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 13 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $295 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At eight other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the

Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third state site, the North Dakota Department of Health has estimated the total clean-up costs to be approximately $1 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

      By letter dated April 8, 1997, the United States Department of Justice (the "Justice Department") notified ANR Coal Company, LLC ("ANR Coal"), a subsidiary of Coastal, that the EPA has requested the Justice Department to bring an action against ANR Coal for alleged violations of the Clean Water Act resulting from discharges from a mine in which ANR Coal had a leasehold interest in the minerals. The letter offers to settle the matter prior to litigation for $900,000 and agreement to implement certain injunctive relief which includes the necessary improvements to the existing water treatment system. ANR Coal has negotiated a settlement of the matter with the EPA and the West Virginia Division of Environmental Protection ("WVDEP"). Under the settlement, the Company will pay a $100,000 penalty and implement a project to abate the discharge. The WVDEP will make a substantial contribution to the project. The settlement agreement is currently under review by the Company and the agencies.

      In April 1996, Coastal Oil & Gas Corporation ("COG"), a subsidiary of Coastal, received a letter from the EPA Region VIII notifying it that the EPA believes that COG's facility located in Patrick Draw, Wyoming is in violation of certain PCB regulations promulgated pursuant to the Toxic Substances Control Act. The EPA has offered COG an opportunity to resolve this matter without litigation. The Company has complied with the EPA's suggested remediation and the EPA has approved the remediation. If the EPA were to initiate an action with regard to penalties, the Company believes that the EPA could seek penalties which, although not material, could exceed $100,000.

      In January 1996, the EPA issued a Notice of Violation ("NOV") to Coastal Eagle Point Oil Company and Eagle Point Cogeneration Partnership ("EPCP"), in which Company subsidiaries hold a 50% interest. The NOV alleged violations of the Clean Air Act for the failure to obtain a Prevention of Significant Deterioration ("PSD") permit when EPCP was constructing the facility and for alleged violations of the facility's operating permits. On June 25, 1997, the Justice Department sent the companies a letter on behalf of the EPA demanding $3 million in penalties for the violations of the operating permits. The PSD allegation was not included in the demand. The companies, along with Coastal Technology, Inc., a subsidiary of Coastal that operates the EPCP facility, have agreed to pay $300,000 as a penalty and to implement a Supplemental Environmental Project. The EPA will withdraw, without prejudice, the PSD allegation in the NOV. The settlement agreement, in the form of a consent decree, will soon be lodged in federal district court.

      On August 10, 1998, the Javelina Company ("Javelina"), in which a wholly owned subsidiary of the Company is a 40 percent partner, received a Notice of Enforcement Action from the Texas Natural Resource Conservation Commission ("TNRCC") related to alleged violations of the Texas Health and Safety Code pertaining to air pollution by Javelina's plant located in Corpus Christi, Texas. The notice offers to resolve the alleged violations in exchange for the payment of a $190,000 civil penalty and the implementation of certain specified remedial measures. Javelina is reviewing the allegations and will discuss settlement of the matter with the TNRCC if it finds them to be meritorious. The Company believes that, if an action is brought, the TNRCC will seek monetary sanctions, while not material to the Company and its subsidiaries, could exceed $100,000.

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

                                                                                   Twelve Months Ended
                                                                           -------------------------------
                                                                              June 30,        December 31,
                                                                                1998              1997
                                                                           --------------   --------------
                                                                             (Unaudited)

      Return on average common stockholders' equity..................           13.5%             12.9%
      Cash flow from operating activities to long-term debt..........           26.2%             26.2%
      Total debt to total capitalization.............................           51.8%             53.0%
      Times interest earned (before tax).............................            2.9               2.7

      The increase in the return on average common stockholders' equity and times interest earned ratios are primarily due to increased earnings in the 1998 period.

      On April 15, 1998, the Company redeemed all 8,000,000 outstanding shares of its $2.125 Cumulative Preferred Stock, Series H. Redemption price for the Series H stock was $25 per share plus accrued dividends of $.182986 to April 15, 1998.

      On May 13, 1998, Coastal completed a public offering of 12,000,000 Coastal-obligated mandatory redemption preferred securities through an affiliate, Coastal Finance I, a business trust (the "Trust"), for $300 million in cash. The Trust holds debt securities of Coastal (the "Debt Securities") purchased with the proceeds of the preferred securities offering. Cumulative quarterly distributions are being paid on the preferred securities at an annual rate of 8.375% of the liquidation amount of $25 per preferred security. The proceeds were used to refinance borrowings incurred to finance the redemption of the Series H Preferred Stock discussed above and to repay certain outstanding subsidiary indebtedness. The preferred securities are mandatorily redeemable on the maturity date, May 13, 2038, or earlier to the extent of any redemption by Coastal of any Debt Securities. The redemption price to be paid is $25 per preferred security, plus accrued and unpaid distributions to the date of redemption.

      In June 1998, the Company completed public offerings of $200.0 million of 6.5% senior debentures due 2008 and $200.0 million of 6.95% senior debentures due 2028. The net proceeds from the sale were used to repay variable rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility.

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

      The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at June 30, 1998 were as follows (millions of dollars):

         Short-term............................................................................    $   866.3
         Long-term*............................................................................        636.4
                                                                                                   ---------

                                                                                                   $ 1,502.7
                                                                                                   =========

         *$45.1 million of unused long-term credit lines was dedicated to a specific use.

      The Financial Accounting Standards Board has issued FAS 133, to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

      The AICPA has issued SOP 98-5, to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

                              Results of Operations

      The changes in the Company's earnings for the three and six month periods ended June 30, 1998 in comparison to the same periods in 1997 are a result of the following:

      Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   311.6   $    281.6    $   727.7   $ 1,531.0
      Refining, marketing and chemicals.......................      1,389.1      1,696.5      2,742.7     3,550.5
      Exploration and production..............................        124.2         99.9        236.6       248.9
      Coal....................................................         61.7         59.0        115.5       113.3
      Power...................................................         41.5         25.7         69.3        51.7
      Other...................................................          6.0          8.1         12.3        16.1
      Adjustments and eliminations............................         (9.7)       (14.2)       (23.2)     (149.1)
                                                                  ---------   ----------    ---------   ---------

                                                                  $ 1,924.4   $  2,156.6    $ 3,880.9   $ 5,362.4
                                                                  =========   ==========    =========   =========

      Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $    99.6   $    119.2    $   293.4   $   330.2
      Refining, marketing and chemicals.......................         70.0         44.1        117.6        (3.2)
      Exploration and production..............................         30.3         25.0         55.8        87.2
      Coal ...................................................          4.5          6.3          7.3        18.8
      Power...................................................         25.8         10.0         37.4        20.4
      Corporate and other.....................................        (21.4)       (22.1)       (42.3)      (41.3)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   208.8   $    182.5    $   469.2   $   412.1
                                                                  =========   ==========    =========   =========

      Natural Gas. The increase in operating revenues of $30.0 million for the second quarter can be attributed to increased gas sales volumes and the recognition of gain on the sale of certain assets partially offset by reduced transportation, storage and gathering revenues. Operating revenues decreased by $803.3 million in the six months ended June 30, 1998, primarily as a result of the Company's unregulated gas marketing operations which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. (collectively, "Engage Energy"). The revenues from these operations, which are included in the Company's revenues through February 1997, resulted in a decrease of $833.5 million for the six-month period of 1998. Revenues for the 1997 six-month period also included a $42 million gain from an equalization payment associated with the formation of Engage Energy.

      Purchases increased $52.0 million for the three months ended June 30, 1998 due primarily to increased volume and higher average gas purchase rates, resulting in a gross profit decrease of $22.0 million. For the six-month period, purchases decreased by $754.8 million, primarily due to the combination of the Company's unregulated gas marketing operations noted above. Gross profit decreased by $48.5 million for the six-month period ended June 30, 1998.

      Earnings before interest and income taxes ("EBIT") decreased by $19.6 million for the second quarter as a result of reduced transportation, storage and gathering revenues of $18.8 million; decreased earnings from equity investments of $19.0 million and other decreases of $.7 million offset by a gain of $11.3 million recognized on the sale of certain assets and reduced depreciation, depletion and amortization of $7.6 million. The six-month EBIT decrease of $36.8 million results from the $42 million gain discussed above; reduced transportation, storage and gathering revenues of $30.3 million; decreased earnings from equity investments of $22.7 million and other decreases of $2.7 million offset by increases of $38.7 million from a rate case settlement and reduced depreciation, depletion and amortization of $22.2 million. Depreciation, depletion and amortization decreased in both periods due to the revision of depreciation rates for certain assets as discussed in Note 1 of Notes to Consolidated Financial Statements. The decreased earnings from equity investments for both periods ended June 30, 1998 include a one-time charge of $14.6 million in the second quarter of 1998 related primarily to the default on delivery obligations by a supplier of electricity to Engage Energy. The other decreases for the six-month period are primarily due to nonrecurring provisions of $16.1 million for environmental compliance and other matters partially offset by an increase for interest income and a gain on the sale of certain assets.

      Refining, Marketing and Chemicals. Operating revenues decreased by $307.4 million in the 1998 second quarter and $807.8 million in the six months ended June 30, 1998 due to reduced prices partially offset by increased volumes. Purchases decreased by $346.7 million and $938.0 million in the three and six months, respectively, also due to reduced prices and increased volumes, resulting in gross profit increases of $39.3 million for the second quarter and $130.2 million for the six-month period. The reduced purchases can also be attributed to the Company's increasing ability to use less expensive heavy and sour crudes. The gross profit increase of $39.3 million for the second quarter resulted from increased margins of $34.9 million and higher sales volumes of $5.7 million partially offset by decreases of $1.3 million. The six-month gross profit increase of $130.2 million is due to increased margins of $112.8 million; higher sales volumes of $8.2 million and an increase of $10.7 million from the sale, trading and exchanging of third-party products offset by decreases of $1.5 million. Included in the gross profit for the 1997 six-month period was an inventory loss of $60.0 million which resulted from falling product and crude oil prices.

      The EBIT increase of $25.9 million for the second quarter resulted from increased gross profit of $39.3 million offset by increased operating expenses of $9.2 million; increased depreciation, depletion and amortization of $2.4 million and reduced earnings from equity investments of $1.8 million. EBIT increased by $120.8 million for the six months ended June 30, 1998 due to increased gross profit of $130.2 million partially offset by increased depreciation, depletion and amortization of $3.2 million; reduced earnings from equity investments of $5.9 million and other of $.3 million. The increased operating expenses for the second quarter result from higher costs at the refineries due to increased throughput.

      Exploration and Production. Operating revenues increased by $24.3 million in the second quarter as a result of increased volumes and higher natural gas prices partially offset by lower crude oil and condensate prices. The decrease in operating revenues of $12.3 million for the six months ended June 30, 1998 resulted from lower prices being partially offset by increased volumes. The volume increases reflect the continued success of Coastal's drilling programs. EBIT increased by $5.3 million in the second quarter of 1998 as increases from higher volumes of $25.9 million, improved natural gas prices of $7.2 million and other of $2.4 million were partially offset by lower crude oil and condensate prices of $11.5 million; increased operating expenses of $3.6 million and increased depreciation, depletion and amortization of $15.1 million. The EBIT decrease of $31.4 million for the six-month period results from lower prices of $52.5 million and increased depreciation, depletion and amortization of $19.7 million partially offset by increased volumes of $35.3 million and other increases of $5.5 million. The other increases for the six-month period are primarily due to the net effects of hedging activities. The depreciation, depletion and amortization increases for both periods resulted from increased production volumes and a higher rate.

      Coal. Operating revenues from the coal segment increased by $2.7 million in the three months and $2.2 million in the six months ending June 30, 1998 as a result of increased volumes being partially offset by lower prices. EBIT decreased by $1.8 million in the three months ended June 30, 1998 due to increased operating and general expenses of $4.2 million and other decreases of $.3 million being partially offset by increased revenues of $2.7 million. The decrease in EBIT of $11.5 million for the six-month period resulted from a non-recurring favorable resolution of a contingency in the first quarter of 1997 for $9.0 million, increased operating and general expenses of $3.9 million and other of $.8 million partially offset by increased revenues of $2.2 million. The increased operating and general expenses, which include coal costs, are primarily due to the increased volumes sold.

      Power. The operating revenue increases of $15.8 million in the three months and $17.6 million in the six-month period are primarily due to a net gain of $13.6 million recorded in the second quarter of 1998 resulting from the restructuring of the power purchase agreement for the Company's Fulton power plant ("Plant"). The net gain reflects a $23.0 million reduction in the Plant's carrying value (to estimated fair value following the restructuring) and deferral of certain proceeds to cover estimated future costs. The EBIT increase of $15.8 million for the second quarter results from the $15.8 million revenue increase and increased earnings from equity investments of $3.5 million partially offset by increased operating expenses of $3.4 million and other of $.1 million. EBIT increased by $17.0 million for the six-month period ended June 30, 1998 due to increased revenues of $17.6 million and increased earnings from equity investments of $6.9 million partially offset by increased operating expenses of $7.3 million and higher depreciation, depletion and amortization of $.2 million. The operating expense increases for both periods are a result of increased Fulton operating levels and increased administrative and development costs related to joint venture projects.

      Corporate and Other. The EBIT for these operations, which include equity income from trucking, real estate activities and corporate income and expense not allocated to the operating segments, increased in the second quarter as a result of increased earnings from equity investments in trucking partially offset by dividends on the Company-obligated mandatory redemption preferred securities of a consolidated trust. The EBIT for the six months ended June 30, 1998 decreased as a result of the sale of certain real estate properties in 1997 and the dividends noted above, partially offset by the increased earnings from equity investments in trucking.

      Interest and Debt Expense. Interest and debt expense increased by $2.6 million in the three-month period due primarily to higher average debt. The decrease of $1.3 million for the six months ended June 30, 1998 results from reduced average interest rates and increased capitalized interest partially offset by increases due to higher average debt.

      Taxes on Income. Federal income taxes increased by $6.0 million and $16.2 million in the three-month and six-month periods, respectively, as a result of increased earnings before taxes and a higher effective federal income tax rate. State and foreign income taxes increased by $2.4 million in the three months and $5.2 million in the six months ended June 30, 1998.

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several "Superfund" waste disposal sites. At the 13 sites for which there is sufficient information, total clean-up costs are estimated to be approximately $295 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At eight other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total clean-up costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third state site, the North Dakota Department of Health has estimated the total clean-up costs to be approximately $1 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

Item 2.B.  Other Developments.

      In July 1998, the Government of Pakistan issued letters purporting to be "Notices of Intent to Terminate" (the "Notices") to two independent power projects affiliated with Coastal Power Company, a subsidiary of Coastal, as well as to several other independent power projects. The Notices received by the Company's projects alleged unsubstantiated, unspecified charges, including kickbacks, over invoicing and unlawful commissions. The Company has asserted that the Notices are deficient under the terms of the applicable agreement and has unequivocally denied the allegations contained in the Notices. The Company is pursuing available legal remedies to secure a retraction of the Notices and to enforce its and the projects' contractual rights.

      On July 30, 1998, the Company, through a subsidiary, entered into an agreement with a subsidiary of Petroleos Mexicanos, Mexico's national oil company, for the supply of up to 100,000 barrels per day ("bpd") of crude oil to support an upgrade of the Company's Aruba refinery. The upgrade at the refinery includes the installation of a new 30,000 bpd delayed coking unit and other modifications aimed at increasing the refinery's heavy crude refining and conversion capacity to approximately 280,000 bpd. The upgrade is projected to be in service during the first half of the year 2000.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information required hereunder is incorporated by reference into
Part II of this Report from Note 11 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The 1998 Annual Meeting of Stockholders of the Company was held on May 7, 1998. At such meeting all five directors nominated as a Class III director were elected uncontested: (i) 95,718,492 votes were cast for the election of James F. Cordes and 1,965,901 votes were withheld; (ii) 128,363,569 votes were cast for the election of Roy L. Gates and 1,965,624 votes were withheld; (iii) 95,695,545 votes were cast for the election of Kenneth O. Johnson and 1,988,848 votes were withheld; (iv) 128,417,020 votes were cast for the election of J. Carleton MacNeil, Jr. and 1,912,173 votes were withheld; and (v) 128,290,196 votes were cast for the election of Thomas R. McDade and 2,038,997 votes were withheld.

          The Company proposed that The Coastal Corporation 1998 Incentive Stock Plan be adopted. The proposal was approved; 124,551,692 affirmative votes and 5,308,474 negative votes were cast with respect to such matter. There were also 457,260 abstentions and 11,757 broker non-votes.

          A stockholder proposal requesting that the Company (a) make a greater effort to find qualified women and minority candidates for nomination to the Company's Board of Directors; (b) issue a statement committing the Company to a policy of board inclusiveness; and (c) issue a report describing the criteria for board qualification and the process of selecting the board candidates, was voted upon at such meeting. The stockholder proposal was defeated: 18,080,613 affirmative votes and 98,374,979 negative votes were cast with respect to such matter. There were also 4,033,524 abstentions and 9,840,077 broker non-votes.

          Stockholders who desire to submit proposals to the Company for consideration for inclusion in the Company's Proxy Statement and form of proxy for the 1999 Annual Meeting of Stockholders of Coastal must submit such proposals to the Secretary of the Company by November 27, 1998. Stockholders who intend to submit a proposal at the Annual Meeting without requesting its inclusion in the Proxy Statement must submit such proposal to the Secretary of the Company by February 9, 1999.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              11 - Statement re Computation of Per Share Earnings. 27 - Financial Data Schedule.

          (b) Reports on Form 8-K.

              (1) A report on Form 8-K was filed on May 5, 1998. The item reported was:

                  Item 7.    Financial Statements and Exhibits.

                  (c) Exhibits.

                      (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

              (2) A report on Form 8-K was filed on June 3, 1998. The item reported was:

                  Item 7.    Financial Statements and Exhibits.

                  (c) Exhibits.

                      (12)   Computation of Ratio of Earnings to Fixed Charges.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE COASTAL CORPORATION
                                                      (Registrant)

Date:  August 13, 1998            By:                 COBY C. HESSE
                                       ----------------------------------------
                                                      Coby C. Hesse
                                                Executive Vice President
                                            and Principal Accounting Officer
                                               (As Authorized Officer and
                                                Chief Accounting Officer)

                                INDEX TO EXHIBITS
-------------------------------------------------------------------------------

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


                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

BASIC EARNINGS PER SHARE

   Net earnings...............................................    $    94.6   $     79.3    $   217.5   $    89.9
   Dividends on preferred stock...............................          1.6          4.4          5.9         8.7
                                                                  ---------   ----------    ---------   ---------
   Net earnings available to common stockholders..............    $    93.0   $     74.9    $   211.6   $    81.2
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      212,113      211,424      212,000     211,318
Average number of Class A common shares outstanding...........          360          376          362         378
                                                                  ---------   ----------    ---------   ---------
                                                                    212,473      211,800      212,362     211,696
                                                                  =========   ==========    =========   =========

Basic earnings per share:
   Before extraordinary item..................................    $     .44   $      .35    $    1.00   $     .81
   Extraordinary item.........................................            -            -            -        (.43)
                                                                  ---------   ----------    ---------   ---------
   Net basic earnings per share...............................    $     .44   $      .35    $    1.00   $     .38
                                                                  =========   ==========    =========   =========


DILUTED EARNINGS PER SHARE

   Net earnings used in calculating basic earnings per share..    $    93.0   $     74.9    $   211.6   $    81.2
   Dividends applicable to dilutive preferred stock:
      Series A................................................            -            -            -           -
      Series B................................................           .1           .1           .1          .1
      Series C................................................            -            -           .1          .1
                                                                  ---------   ----------    ---------   ---------
   Income available to common shareholders plus
      assumed conversions.....................................    $    93.1   $     75.0    $   211.8   $    81.4
                                                                  =========   ==========    =========   =========

Average number of shares used in calculating basic earnings
   per share..................................................      212,473      211,800      212,362     211,696
Effect of dilutive securities:
   Options....................................................        2,484        1,521        2,300       1,537
   Series A, B and C preferred stock..........................        1,333        1,431        1,343       1,416
                                                                  ---------   ----------    ---------   ---------
                                                                    216,290      214,752      216,005     214,649
                                                                  =========   ==========    =========   =========

Diluted earnings per share:
   Before extraordinary item..................................    $     .43   $      .35    $     .98   $     .80
   Extraordinary item.........................................            -            -            -        (.42)
                                                                  ---------   ----------    ---------   ---------
   Net basic earnings per share...............................    $     .43   $      .35    $     .98   $     .38
                                                                  =========   ==========    =========   =========



                      ------------------------------------


   Convertible securities and options are not considered in the calculations if the effect of the conversion is anti-dilutive.