Form 10-Q
period 1998-09-30
COASTAL CORP
filed 1998-11-13
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 30, 1998, there were outstanding 212,313,539 shares of Common Stock, 33-1/3 cents par value per share, and 354,979 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of The Coastal Corporation ("Coastal") and its subsidiaries (collectively the "Company") are presented herein and are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales and deliveries of natural gas and petroleum products.




                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                September 30,        December 31,
                                     ASSETS                                         1998                 1997
                                                                                -------------        ------------
                                                                                 (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      20.6        $      20.5
   Receivables, less allowance for doubtful accounts of $18.0 million
      (1998) and $16.6 million (1997)......................................           1,230.8            1,570.8
   Inventories.............................................................             594.7              684.7
   Prepaid expenses and other..............................................             243.0              252.7
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,089.1            2,528.7
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           6,001.7            5,859.0
   Refining, crude oil and chemical facilities.............................           2,347.5            2,254.8
   Gas and oil properties - at full-cost...................................           2,705.2            2,152.0
   Other...................................................................             399.4              395.0
                                                                                  -----------        -----------
                                                                                     11,453.8           10,660.8
   Accumulated depreciation, depletion and amortization....................           3,785.1            3,539.2
                                                                                  -----------        -----------
                                                                                      7,668.7            7,121.6
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             475.5              489.8
   Investments - equity method.............................................             925.5              722.8
   Other...................................................................             834.8              762.3
                                                                                  -----------        -----------
                                                                                      2,235.8            1,974.9
                                                                                  -----------        -----------
                                                                                  $  11,993.6        $  11,625.2
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                 September 30,      December 31,
                 LIABILITIES AND STOCKHOLDERS' EQUITY                                1998               1997
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $     60.0         $     114.0
   Accounts payable........................................................          1,630.3             2,074.0
   Accrued expenses........................................................            403.7               270.7
   Current maturities on long-term debt....................................             57.2                42.0
                                                                                  ----------         -----------
      Total Current Liabilities............................................          2,151.2             2,500.7
                                                                                  ----------         -----------

Debt:
   Long-term debt, excluding current maturities............................          3,804.5             3,663.2
                                                                                  ----------         -----------

Deferred Credits and Other:
   Deferred income taxes...................................................          1,622.0             1,564.9
   Other deferred credits..................................................            663.8               514.0
                                                                                  ----------         -----------
                                                                                     2,285.8             2,078.9
                                                                                  ----------         -----------

Preferred Stock:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................            300.0                   -
   Issued by subsidiaries..................................................            100.0               100.0
                                                                                  ----------         -----------
                                                                                       400.0               100.0
                                                                                  ----------         -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation
      preference of $7.8 million)..........................................                -                 2.6
   Class A common stock....................................................               .1                  .1
   Common stock............................................................             72.2                36.7
   Additional paid-in capital..............................................          1,016.5             1,243.6
   Retained earnings.......................................................          2,395.8             2,131.9
                                                                                  ----------         -----------
                                                                                     3,484.6             3,414.9
   Less common stock in treasury - at cost.................................            132.5               132.5
                                                                                  ----------         -----------
                                                                                     3,352.1             3,282.4
                                                                                  ----------         -----------
                                                                                  $ 11,993.6         $  11,625.2
                                                                                  ==========         ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 1,661.6   $  2,143.0    $ 5,542.5   $ 7,505.4
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................        966.9      1,427.9      3,330.1     5,366.5
   Operating and general expenses.............................        421.9        438.2      1,271.1     1,270.9
   Depreciation, depletion and amortization...................        111.2        108.5        334.9       330.8
                                                                  ---------   ----------    ---------   ---------
                                                                    1,500.0      1,974.6      4,936.1     6,968.2
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         22.1         25.8         46.5        69.1
                                                                  ---------   ----------    ---------   ---------

Earnings Before Interest and Income Taxes.....................        183.7        194.2        652.9       606.3
                                                                  ---------   ----------    ---------   ---------

Interest and debt  expense,  less $6.7 million  (1998)
   and $2.3  million  (1997) three months and $18.5
   million (1998) and $7.1 million (1997) nine
   months capitalized.........................................         70.1         77.9        221.2       230.3
Taxes on income...............................................         24.1         35.9        124.7       115.1
                                                                  ---------   ----------    ---------   ---------

Earnings Before Extraordinary Item............................         89.5         80.4        307.0       260.9
   Extraordinary item - loss on early extinguishment
      of debt.................................................            -            -            -       (90.6)
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         89.5         80.4        307.0       170.3
Dividends on Preferred Stock..................................           .1          4.3          6.0        13.0
                                                                  ---------   ----------    ---------   ---------

Net Earnings Available
   to Common Stockholders.....................................    $    89.4   $     76.1    $   301.0   $   157.3
                                                                  =========   ==========    =========   =========

Basic Earnings Per Share:
   Before extraordinary item..................................    $     .42   $      .36    $    1.42   $    1.17
   Extraordinary item.........................................            -            -            -        (.43)
                                                                  ---------   ----------    ---------   ---------
   Net basic earnings per share...............................    $     .42   $      .36    $    1.42   $     .74
                                                                  =========   ==========    =========   =========

Diluted Earnings Per Share:
   Before extraordinary item..................................    $     .41   $      .35    $    1.39   $    1.15
   Extraordinary item.........................................            -            -            -        (.42)
                                                                  ---------   ----------    ---------   ---------
   Net diluted earnings per share.............................    $     .41   $      .35    $    1.39   $     .73
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $   .0625   $      .05    $    .175   $     .15
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousand of Shares and Millions of Dollars)

                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1998                          1997
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Preferred stock, par value
   33-1/3 cents per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             58   $        -               60   $        -
           Converted to common.........................             (2)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             56            -               58            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             68            -               74            -
           Converted to common.........................             (6)           -               (4)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             62            -               70            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             30            -               32            -
           Converted to common.........................             (2)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             28            -               30            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning balance...........................          8,000          2.6            8,000          2.6
           Redeemed....................................         (8,000)        (2.6)               -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................              -            -            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3 cents per share,
   authorized  2,700,000 shares:
      Beginning balance................................            366           .1              382           .1
      Converted to common..............................            (12)           -              (13)           -
      Conversion of preferred stock....................              1            -                1            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            355           .1              370           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3 cents per share,
   authorized 250,000,000 shares:
      Beginning balance................................        110,117         36.7          109,756         36.6
      Conversion of preferred stock....................             54            -               35            -
      Conversion of Class A common stock...............             12            -               13            -
      Two-for-one stock split..........................        106,268         35.4                -            -
      Exercise of stock options........................            208           .1              277           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        216,659   $     72.2          110,081   $     36.7
                                                           ===========   ----------      ===========   ----------


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)

                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1998                          1997
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,243.6                    $  1,239.6
   Exercise of stock options...........................                         5.7                           6.7
   Two-for-one stock split.............................                       (35.4)                            -
   Redemption of Series H preferred stock..............                      (197.4)                            -
                                                                         ----------                    ----------
   Ending balance......................................                     1,016.5                       1,246.3
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,131.9                       1,890.1
   Net earnings for period.............................                       307.0                         170.3
   Dividends on preferred stock........................                        (6.0)                        (13.0)
   Dividends on common stock...........................                       (37.1)                        (31.8)
                                                                         ----------                    ----------
   Ending balance......................................                     2,395.8                       2,015.6
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,395       (132.5)           4,395       (132.5)
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,352.1                    $  3,168.8
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      1998            1997
                                                                                   ---------        --------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item..........................................    $   307.0        $  260.9
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        337.3           333.1
      Deferred income taxes....................................................         84.7            32.9
      Undistributed earnings from equity investments...........................        (26.3)          (29.2)

   Working capital and other changes, excluding changes relating to cash and nonoperating activities:
         Accounts receivable...................................................        340.0           512.3
         Inventories...........................................................         89.9           194.5
         Prepaid expenses and other............................................         (6.5)          (17.8)
         Accounts payable......................................................       (434.4)         (529.0)
         Accrued expenses......................................................        119.7           (39.7)
         Other.................................................................        103.3          (114.2)
                                                                                   ---------        --------
                                                                                       914.7           603.8
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (917.6)         (638.3)
   Proceeds from sale of property, plant and equipment.........................         28.9            77.1
   Additions to investments....................................................       (199.0)         (195.2)
   Proceeds from investments...................................................         10.9            70.1
                                                                                   ---------        --------
                                                                                    (1,076.8)         (686.3)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase in short-term notes ...............................................         96.0           400.0
   Redemption of preferred stock...............................................       (200.0)              -
   Proceeds from issuing common stock..........................................          5.8             6.8
   Proceeds from long-term debt issues.........................................        397.0           782.8
   Proceeds from issuing Company-obligated mandatory
      redemption preferred securities of a consolidated trust..................        300.0               -
   Payments to retire long-term debt...........................................       (393.5)       (1,106.1)
   Dividends paid..............................................................        (43.1)          (44.8)
                                                                                   ---------        --------
                                                                                       162.2            38.7
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................           .1           (43.8)

Cash and Cash Equivalents at Beginning of Period...............................         20.5           106.3
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    20.6        $   62.5
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows. In 1997, the Company reexamined the useful lives of certain assets associated with the interstate natural gas pipeline and storage subsidiaries. In July 1997, the depreciation rates related to these assets were revised. This revision had the effect of increasing "Earnings Before Extraordinary Item" and "Net Earnings" by approximately $19.0 million ($.09 per share) for the nine-month period ended September 30, 1998.

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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $212.2 million and $209.3 million for the nine months ended September 30, 1998 and 1997, respectively. Cash payments for income taxes amounted to $41.8 million and $52.9 million for the nine months ended September 30, 1998 and 1997, respectively.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                September 30,       December 31,
                                                                                    1998                1997
                                                                               ---------------     --------------
                                                                                 (Unaudited)

   Refined products, crude oil and chemicals...............................      $     405.5         $    492.3
   Natural gas in underground storage......................................             29.8               40.5
   Coal, materials and supplies............................................            159.4              151.9
                                                                                 -----------         ----------
                                                                                 $     594.7         $    684.7
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

4. Debt

     At September 30, 1998, the Company had $460 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at September 30, 1998 reflect $400 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $250 million as of December 31, 1997.

     The Company has $150 million of 8.75% Senior Notes which are due May 15, 1999. The financial statements at September 30, 1998, reflect this amount as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to refinance the debt on a long-term basis.

5. Common and Preferred Stock

     On September 30, 1998, 13,305,866 shares of Common Stock of the Company were reserved for employee stock option plans, 1,271,434 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 355,345 shares were reserved for conversion of outstanding Class A Common Stock and 19,638 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 17,358 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

     During 1998, the Company has granted options to purchase 2,076,767 common shares under stock option plans with exercise prices ranging from $27.75 to $35.28. The exercise prices are equal to the market price of the common shares at grant date.

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

7. Segment Information

     The Company adopted FAS 131 in 1998. FAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires those companies to report selected information about the operating segments. Data for 1997 has been reclassified to conform with current reporting practices following the standards in FAS 131 (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ---------------------    ---------------------
                                                                      1998       1997         1998         1997
                                                                   ---------  ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Operating Revenues From External Customers:
      Natural gas.............................................    $   268.8   $    291.9    $   996.5   $ 1,773.4
      Refining, marketing and chemicals.......................      1,196.2      1,657.0      3,937.1     5,204.7
      Exploration and production..............................        103.5        107.1        325.0       265.6
      Coal....................................................         65.2         55.7        180.7       169.0
      Power...................................................         23.2         26.5         92.5        78.2
      Corporate and other.....................................          4.7          4.8         10.7        14.5
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 1,661.6   $  2,143.0    $ 5,542.5   $ 7,505.4
                                                                  =========   ==========    =========   =========

     Intersegment revenues for the three-month period were as follows: Refining, marketing and chemicals - $.3 million (1998), $1.7 million (1997); Exploration and production - $4.4 million (1998), $3.7 million (1997); and Corporate and other - $1.8 million (1998), $1.4 million (1997).

     Intersegment revenues for the nine-month period were as follows: Natural gas - $49.5 million (1997); Refining, marketing and chemicals - $2.1 million
(1998), $4.5 million (1997); Exploration and production - $19.5 million (1998), $94.1 million (1997); and Corporate and other - $8.1 million (1998), $7.8 million (1997).

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.............................................    $   109.1   $    110.8    $   402.5   $   441.0
      Refining, marketing and chemicals.......................         58.7         53.9        176.3        50.7
      Exploration and production..............................         15.9         33.1         71.7       120.3
      Coal....................................................          7.7          3.3         15.0        22.1
      Power...................................................         14.8         11.3         52.2        31.7
      Corporate and other.....................................        (22.5)       (18.2)       (64.8)      (59.5)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   183.7   $    194.2    $   652.9   $   606.3
                                                                  =========   ==========    =========   =========

8. Fulton Power Plant

     In June 1998, the power purchase agreement associated with the Company's Fulton Power Plant ("Plant") was restructured. In connection with the restructuring, a net gain of $13.6 million was recorded in the Power segment for the second quarter. The net gain reflects a $23 million reduction in the Plant's carrying value (to estimated fair value following the restructuring) and deferral of certain proceeds to cover estimated future costs.

9. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $     6.6   $     28.0    $    26.0   $    68.9
      Foreign.................................................          1.1          1.5          4.1         3.5
      State...................................................          1.9          2.2          9.9         9.8
                                                                  ---------   ----------    ---------   ---------
                                                                        9.6         31.7         40.0        82.2
                                                                  ---------   ----------    ---------   ---------

   Deferred Income Taxes:
      Federal.................................................         11.1          2.5         76.3        30.0
      Foreign.................................................          1.1           .7          2.6         2.5
      State...................................................          2.3          1.0          5.8          .4
                                                                  ---------   ----------    ---------   ---------
                                                                       14.5          4.2         84.7        32.9
                                                                  ---------   ----------    ---------   ---------

                                                                  $    24.1   $     35.9    $   124.7   $   115.1
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

                                   Three Months Ended September 30, 1998       Nine Months Ended September 30, 1998
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   -----------   ------------  ---------     -----------   -------------  ---------
                                                 (Unaudited)                                (Unaudited)

      Earnings before extraordinary
        item...................    $     89.5                                $    307.0
      Less preferred stock
        dividends..............            .1                                       6.0
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....          89.4        212,588   $     .42          301.0        212,497   $    1.42
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,013                          -          2,204
        Convertible preferred stock         -          1,297                         .2          1,327
                                         ----       --------                     ------     ----------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $     89.4        215,898   $     .41     $    301.2         216,028   $    1.39
                                   ==========   ============   =========     ==========    ============   =========

                                   Three Months Ended September 30, 1997       Nine Months Ended September 30, 1997
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   -----------  -------------  ---------     -----------   -------------  ---------
                                                 (Unaudited)                                (Unaudited)

      Earnings before extraordinary
        item...................    $     80.4                                $    260.9
      Less preferred stock
        dividends..............           4.3                                      13.0
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....          76.1        212,028   $     .36          247.9         211,808   $    1.17
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          1,989                          -           1,688
        Convertible preferred stock         -          1,405                         .2           1,427
                                         ----       --------                     ------        --------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $     76.1        215,422   $     .35     $    248.1         214,923   $    1.15
                                   ==========   ============   =========     ==========    ============   =========


11. Litigation, Environmental and Regulatory Matters

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

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit. Oral argument before the Fifth Circuit Court of Appeals has been scheduled for December 4, 1998.

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

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and CIG. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. Coastal and several of its subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan.

     Numerous other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

     Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several Superfund waste disposal sites. At the 11 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $281 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At nine other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third state site, the North Dakota Department of Health has estimated the total cleanup costs to be approximately $1 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

     By letter dated April 8, 1997, the United States Department of Justice (the "Justice Department") notified Coastal Coal Company, LLC (formerly ANR Coal Company, LLC) ("Coastal Coal"), a subsidiary of Coastal, that the EPA has requested the Justice Department to bring an action against Coastal Coal for alleged violations of the Clean Water Act resulting from discharges from a mine in which Coastal Coal had a leasehold interest in the minerals. The letter offers to settle the matter prior to litigation for $900,000 and agreement to implement certain injunctive relief which includes the necessary improvements to the existing water treatment system. Coastal Coal has negotiated a settlement of the matter with the EPA and the West Virginia Division of Environmental Protection ("WVDEP"). Under the settlement, the Company will pay a $100,000 penalty and implement a project to abate the discharge. The WVDEP will make a substantial contribution to the project. The settlement agreement has been lodged in federal district court and has been noticed for public comment.

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

     In January 1996, the EPA issued a Notice of Violation ("NOV") to Coastal Eagle Point Oil Company and Eagle Point Cogeneration Partnership ("EPCP"), in which Company subsidiaries hold a 50% interest. The NOV alleged violations of the Clean Air Act for the failure to obtain a Prevention of Significant Deterioration ("PSD") permit when EPCP was constructing the facility and for alleged violations of the facility's operating permits. On June 25, 1997, the Justice Department sent the companies a letter on behalf of the EPA demanding $3 million in penalties for the violations of the operating permits. The PSD allegation was not included in the demand. The companies, along with Coastal Technology, Inc., a subsidiary of Coastal that operates the EPCP facility, have agreed to pay $300,000 as a penalty and to implement a Supplemental Environmental Project. The EPA has withdrawn, without prejudice, the PSD allegation in the NOV. The settlement agreement, in the form of a consent decree, has been lodged in federal district court. The Justice Department has filed a motion to have the court enter the settlement.

     On August 10, 1998, the Javelina Company ("Javelina"), in which a wholly owned subsidiary of the Company is a 40 percent partner, received a Notice of Enforcement Action from the Texas Natural Resource Conservation Commission ("TNRCC") related to alleged violations of the Texas Health and Safety Code pertaining to air pollution by Javelina's plant located in Corpus Christi, Texas. The notice offers to resolve the alleged violations in exchange for the payment of a $190,000 civil penalty and the implementation of certain specified remedial measures. Javelina has settled this matter with the TNRCC staff for $40,000. An order will be presented to the TNRCC for final approval.

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

     Regulatory Matters

     On January 31, 1996, the Federal Energy Regulatory Commission ("FERC") issued a "Statement of Policy and Request for Comments" ("Policy"). Under this Policy, (i) a pipeline and a customer are allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"), and (ii) a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy.

     On March 29, 1996, CIG filed with the FERC to change its rates, and as part of that filing, included tariff sheets that would allow CIG to implement "negotiated rate" transactions pursuant to the Policy. The rate change aspects of that filing have been fully resolved, although certain parties have appealed the FERC's acceptance of the "negotiated rate" tariff provisions. That appeal was dismissed by the United States Court of Appeals for the D.C. Circuit as being premature. Separately, CIG has appealed the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. The FERC has subsequently clarified that it does not prohibit such adjustments per se, but requires the pipelines to set forth in their tariff filings the details of the adjustment mechanism so the FERC is able to determine whether the adjustment adversely affects other nonnegotiated rate shippers. The FERC has filed a motion to dismiss the CIG appeal on the grounds that it is premature, and CIG has filed a response to that motion requesting the court to hold its appeal in abeyance. During 1997 and for the nine-month period ended September 30, 1998, CIG did not enter into any "negotiated rate" transactions.

     On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all service, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The due date for comments on both of these matters has been rescheduled from November 9, 1998 to January 22, 1999.

     On May 30, 1997, Wyoming Interstate Company, Ltd. ("WIC") filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. After the filing of testimony by WIC and other parties on July 2, 1998, WIC filed a settlement offer which, if approved, will resolve all issues in the case. By order dated November 3, 1998, the FERC remanded the settlement to the Administrative Law Judge for further proceedings because of opposition to the settlement by certain parties.

     Certain other regulatory issues remain unresolved among CIG, ANR Pipeline, ANR Storage Company and WIC, their customers, their suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including commodity prices, market conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized. The forward-looking statements contained herein are intended to qualify for the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                        Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                   Twelve Months Ended
                                                                           ---------------------------------
                                                                            September 30,     December 31,
                                                                                1998              1997
                                                                           --------------   ----------------
                                                                             (Unaudited)

      Return on average common stockholders' equity..................           13.5%            12.9%
      Cash flow from operating activities to long-term debt..........           33.4%            26.2%
      Total debt to total capitalization.............................           51.1%            53.0%
      Times interest earned (before tax).............................            3.0              2.7

     The increase in the return on average common stockholders' equity and times interest earned ratios are primarily due to increased earnings in the 1998 period. The increase in cash flow from operating activities to long-term debt resulted from changes in working capital and other, earnings and long-term debt.

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

     In June 1998, the Company completed public offerings of $200 million of 6.5% senior debentures due 2008 and $200 million of 6.95% senior debentures due 2028. The net proceeds from the sale were used to repay variable rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility.

     In the third quarter, the Company increased its Exploration and Production 1998 capital expansion budget by $100 million. Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines, proceeds from the sale of selective non-core assets and new financings.

     Funding for certain proposed projects is anticipated to be provided through nonrecourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     The Company continues to maintain a financial position that will enable it to generate and obtain capital for financing needs in the foreseeable future. Unused lines of credit at September 30, 1998 were as follows (millions of dollars):

     Short-term ..............................................    $   770.3
     Long-term* ..............................................        750.6
                                                                  ---------
                                                                  $ 1,520.9

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

     Year 2000 Issue. Coastal, like most other companies, is addressing the Year 2000 issue. This issue is the result of computer programs written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's Year 2000 compliance project relates to both information technology and embedded systems throughout the Company and focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems. Systems are being reviewed in an order of priority that includes an assessment of the potential adverse effects of noncompliance as well as an assessment of the complexity of the system. Assessment has been completed for all material systems and is expected to be completed for all systems by the end of 1998. It will be necessary to modify or replace certain noncompliant software and hardware so that they will properly utilize dates beyond December 31, 1999. The Company believes that with such remediation, the Year 2000 issue can be mitigated. Necessary remediation and testing activities have begun and are planned to be completed for all material systems by mid-1999. Remaining systems modifications, replacement and testing are planned to be completed before the end of 1999.

     The Company has also begun a formal communications process with outside entities with which the Company conducts business to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, the Company has been sending letters and questionnaires to these parties and is evaluating the responses as received and is following up with those parties that have not responded. The Company does not expect any single noncompliant third party to have a material effect on the Company as it does not rely to a material extent on any single customer or supplier, including telecommunications providers, utilities and banks. However, the Company does not control these parties and there can be no assurance that third-party systems will be timely converted, or that any failure to convert would not have an adverse effect on the Company's systems. The Company will continue to cooperate and communicate with these parties to mitigate potential adverse effects.

     The Company is currently preparing and will periodically update a Year 2000 contingency plan. The primary goals of the plan are to maintain continuity of operations, timely resume any operations that have been interrupted, preserve Company assets and protect the environment. Coastal's diversity and distribution on a business unit, geographical and customer basis are expected to naturally reduce the risk of major disruptions to worldwide operations due to any Year 2000-related occurrence. Similarly, the Company's distributed information systems and wide scope of relationships with financial institutions, suppliers and vendors will most likely aid in limiting and localizing any individual Year 2000 failure to specific operations or facilities. Also, in recent years, the Company has replaced or updated a significant portion of its computer hardware and software. The plan will include possible manual intervention to operate noncompliant facilities or systems until they can be modified or replaced. Notwithstanding the foregoing, due to the nature of contingency planning, there can be no assurance that such plans will acceptably mitigate the risk of material impact to the Company's operations due to any Year 2000-related incident.

     The Company has been using both external and internal resources to reprogram or replace its software and embedded systems for the Year 2000 issue. While the Company has included the Year 2000 project in its overall information systems planning process since 1996, certain systems were identified for replacement prior to the organization of the Year 2000 project. These amounts are not included in the Year 2000 project cost estimates, except where the replacement date has been accelerated in order to address Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan total approximately $8 million. The total remaining cost for addressing the Year 2000 issue, which will be funded through operating cash flows, is currently estimated by management to be approximately $9 million.

     It should be noted that the ultimate amount of Year 2000 costs is difficult to estimate due to possible disruptions in business arising from Year 2000 noncompliance of vendors, suppliers, customers and other third parties over whom the Company has no control. Notwithstanding the Company's efforts, disruptions could occur in its business due to Year 2000 problems and such disruptions could have an adverse effect.

                              Results of Operations

     The changes in the Company's earnings for the three- and nine-month periods ended September 30, 1998 in comparison to the same periods in 1997 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ---------------------    ----------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   268.8   $    291.9    $   996.5   $ 1,822.9
      Refining, marketing and chemicals.......................      1,196.5      1,658.7      3,939.2     5,209.2
      Exploration and production..............................        107.9        110.8        344.5       359.7
      Coal....................................................         65.2         55.7        180.7       169.0
      Power...................................................         23.2         26.5         92.5        78.2
      Other...................................................          6.5          6.2         18.8        22.3
      Adjustments and eliminations............................         (6.5)        (6.8)       (29.7)     (155.9)
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 1,661.6   $  2,143.0    $ 5,542.5   $ 7,505.4
                                                                  =========   ==========    =========   =========

     Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   109.1   $    110.8    $   402.5   $   441.0
      Refining, marketing and chemicals.......................         58.7         53.9        176.3        50.7
      Exploration and production..............................         15.9         33.1         71.7       120.3
      Coal ...................................................          7.7          3.3         15.0        22.1
      Power...................................................         14.8         11.3         52.2        31.7
      Corporate and other.....................................        (22.5)       (18.2)       (64.8)      (59.5)
                                                                  ---------   -----------   ---------   ---------
                                                                  $   183.7   $    194.2    $   652.9   $   606.3
                                                                  =========   ==========    =========   =========

     Natural Gas. The decrease in operating revenues of $23.1 million for the third quarter can be attributed to lower transportation, storage and gathering revenues. Operating revenues decreased by $826.4 million in the nine months ended September 30, 1998, primarily as a result of the Company's unregulated gas marketing operations which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. (collectively, "Engage Energy"). The revenues from these operations, which are included in the Company's revenues through February 1997, resulted in a decrease of $833.5 million for the nine-month period of 1998. Revenues for the 1997 nine-month period also included a $42 million gain from an equalization payment associated with the formation of Engage Energy.

     Purchases decreased $11.2 million for the three months ended September 30, 1998, resulting in a gross profit decrease of $11.9 million. For the nine-month period, purchases decreased $766.0 million, primarily due to the combination of the Company's unregulated natural gas marketing operations noted above. Gross profit decreased by $60.4 million for the nine-month period ended September 30, 1998.

     Earnings before interest and income taxes ("EBIT") decreased by $1.7 million for the third quarter as a result of reduced transportation, storage and gathering revenues of $28.4 million offset by proceeds of $26.7 million received from the termination of gas transportation contracts. The nine-month EBIT decrease of $38.5 million results from the $42.0 million gain discussed above; reduced transportation, storage and gathering revenues of $58.4 million; decreased earnings from equity investments of $18.8 million and other decreases of $10.4 million partially offset by increases of $38.7 million from a rate case settlement; the $26.7 million proceeds received from the termination of gas transportation contracts and reduced depreciation, depletion and amortization of $25.7 million. The reduced transportation, storage and gathering revenues result from warmer than normal weather, decreased rates and continued intensified competition across the United States natural gas industry. Depreciation, depletion and amortization decreased due to the revision of depreciation rates for certain assets as discussed in Note 1 of Notes to Consolidated Financial Statements. The decreased earnings from equity investments for the nine-month period includes a one-time charge of $14.6 million in the second quarter of 1998 related primarily to the default on delivery obligations by a supplier of electricity to Engage Energy. The other decreases for the nine-month period are primarily due to a nonrecurring provision of $16.1 million for environmental compliance and other matters offset by an increase for interest income and a gain on the sale of certain assets.

     Refining, Marketing and Chemicals. Operating revenues decreased by $462.2 million in the 1998 third quarter and $1,270.0 million in the nine months ended September 30,1998 due to reduced prices partially offset by increased volumes. Purchases decreased by $455.0 million and $1,393.0 million in the three and nine months, respectively, also due to reduced prices partially offset by increased volumes, resulting in a gross profit decrease of $7.2 million for the quarter and an increase of $123.0 million for the nine months. The reduced purchases can also be attributed to the Company's increasing ability to use less expensive heavy and sour crudes. The gross profit decrease of $7.2 million for the third quarter resulted from decreased margins of $20.2 million offset by increased volumes of $12.2 million and other increases of $.8 million. The nine-month period gross profit increase of $123.0 million is due to increased margins of $92.6 million; an increase of $7.8 million from the sale, trading and exchanging of third-party products, higher sales volumes of $20.4 million and other of $2.2 million. Included in the gross profit for the 1997 nine-month period was an inventory loss of $60.0 million which resulted from falling product and crude oil prices.

     The EBIT increase of $4.8 million for the third quarter resulted from reduced operating and general expenses of $11.2 million and other increases of $.8 million partially offset by reduced gross profit of $7.2 million. EBIT increased by $125.6 million for the nine months ended September 30, 1998 due to increased gross profit of $123.0 million and reduced operating and general expenses of $10.8 million partially offset by reduced earnings from equity investments of $5.5 million and other of $2.7 million. The reduced operating and general expenses for both periods result from lower fuel costs at the refineries.

     Exploration and Production. Operating revenues decreased by $2.9 million in the third quarter as a result of lower prices for all products partially offset by increased natural gas volumes. The decrease in operating revenues of $15.2 million for the nine months ended September 30, 1998 resulted from lower prices for all products partially offset by increased volumes. The volume increases reflect the continued success of Coastal's drilling programs. EBIT decreased by $17.2 million in the third quarter of 1998 as lower prices of $19.0 million; increased depreciation, depletion and amortization of $6.6 million and increased operating and general expenses of $7.9 million were offset by increased natural gas volumes of $16.0 million and other of $.3 million. The EBIT decrease of $48.6 million for the nine-month period results from lower prices of $71.5 million; increased depreciation, depletion and amortization of $26.3 million and increased operating and general expenses of $8.4 million partially offset by increased volumes of $50.7 million and other increases of $6.9 million. The depreciation, depletion and amortization increases for both periods resulted from increased production volumes and a higher rate. Operating expenses were higher as a result of increases for producing wells and drilling rigs.

     Coal. Operating revenues from the coal segment increased by $9.5 million in the three months and $11.7 million in the nine months ended September 30, 1998 as a result of increased volumes and a gain of $3.1 million from the sale of assets partially offset by lower prices. EBIT increased by $4.4 million in the three months ended September 30, 1998 as the increased revenues of $9.5 million were partially offset by increased operating and general expenses of $4.8 million and other of $.3 million The decrease in EBIT of $7.1 million for the nine-month period resulted from a nonrecurring favorable resolution of a contingency in the first quarter of 1997 for $9.0 million, increased operating and general expenses of $8.7 million and other of $1.1 million partially offset by increased revenues of $11.7 million. The increased operating and general expenses, which include coal costs, are primarily due to the increased volumes sold.

     Power. The operating revenue decrease of $3.3 million for the third quarter results primarily from lower revenues from the El Salvador operations. Operating revenues increased $14.3 million for the nine-month period ended September 30, 1998 primarily due to a net gain of $13.6 million recorded in the second quarter of 1998 from the restructuring of the power purchase agreement for the Company's Fulton power plant ("Plant"). The net gain reflects a $23.0 million reduction in the Plant's carrying value (to estimated fair value following the restructuring) and deferral of certain proceeds to cover estimated future costs. The EBIT increase of $3.5 million for the third quarter results from lower operating and general expenses of $4.9 million and increased earnings from equity investments of $1.9 million partially offset by the operating revenue decrease of $3.3 million. EBIT increased by $20.5 million for the nine-month period due to increased revenues of $14.3 million and increased earnings from equity investments of $8.8 million partially offset by increased operating and general expenses of $2.4 million and other of $.2 million. The decreased operating and general expenses for the third quarter result from lower costs for the El Salvador operations, while the nine-month increase results from increased administrative and development costs related to joint venture projects.

     Corporate and Other. The EBIT for these operations, which include equity income from trucking, real estate activities and corporate income and expense not allocated to the operating segments, decreased in the third quarter primarily as a result of dividends on the Company-obligated mandatory redemption preferred securities of a consolidated trust. The EBIT for the nine months ended September 30, 1998 decreased as a result of the sale of certain real estate properties in 1997 and the dividends noted above, partially offset by increased earnings from equity investments in trucking.

     Interest and Debt Expense. Interest and debt expense decreased by $7.8 million in the three-month period due primarily to increased capitalized interest and reduced interest associated with regulatory matters partially offset by higher average debt. The decrease of $9.1 million for the nine months ended September 30, 1998 results from reduced average interest rates, reduced interest associated with regulatory matters and increased capitalized interest partially offset by increases due to higher average debt.

     Taxes on Income. Federal income taxes decreased by $12.8 million in the three-month period as a result of a lower effective federal income tax rate. The nine month increase in federal income taxes of $3.4 million results from increased earnings before taxes partially offset by a lower effective federal income tax rate. State and foreign income taxes increased $1.0 million in the three months and $6.2 million in the nine months ended September 30, 1998.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a potentially responsible party ("PRP") in several Superfund waste disposal sites. At the 11 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $281 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.4 million and has made appropriate provisions. At nine other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environment and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third state site, the North Dakota Department of Health has estimated the total cleanup costs to be approximately $1 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

Item 2.B. Other Developments.

     In September 1998, Coastal announced that its subsidiary, Coastal Power Company, acquired a majority interest in a 110-megawatt, fuel oil-fired power plant located in Khulna in southwestern Bangladesh. Commercial operation of the $96 million Khulna project began in October 1998. Coastal Petroleum, N.V., another Coastal subsidiary, will supply fuel oil to the Khulna plant in a joint venture with two local companies.

     In November 1998, Coastal Oil & Gas Corporation ("COG"), a Coastal subsidiary, purchased from Conoco, Inc. certain upstream oil and gas assets located in the Uintah Basin of northeastern Utah and the Piceance Basin in western Colorado. The acquired assets are comprised of interests in 21 oil- and gas-producing fields, an estimated 312,500 acres of producing and nonproducing leasehold interests, the Dragon Trail processing plant and two natural gas gathering systems. The leasehold interests include 106,000 acres of prospective deep rights under and adjoining the Natural Buttes Federal Exploratory Unit in Uintah County, Utah, which COG currently operates. The Dragon Trail processing plant is located near Rangely, Colorado and is capable of processing up to 60 million cubic feet of natural gas per day. The gathering systems are located in the Douglas Arch area of Colorado and in the Ouray Field in Uintah County, Utah.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings.

     The information required hereunder is incorporated by reference into Part II of this Report from Note 11 of the Notes to Consolidated Financial Statements and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         11 - Statement re Computation of Per Share Earnings.
         27 - Financial Data Schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE COASTAL CORPORATION
                                                      (Registrant)

Date: November 12, 1998                    By:        COBY C. HESSE
                                               --------------------------------
                                                      Coby C. Hesse
                                                 Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
------------------------------------------------------------------------------

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


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ---------------------    ---------------------
                                                                     1998        1997         1998         1997
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

BASIC EARNINGS PER SHARE

   Net earnings...............................................    $    89.5   $     80.4    $   307.0   $   170.3
   Dividends on preferred stock...............................           .1          4.3          6.0        13.0
                                                                  ---------   ----------    ---------   ---------
   Net earnings available to common stockholders..............    $    89.4   $     76.1    $   301.0   $   157.3
                                                                  =========   ==========    =========   =========

Average number of common shares outstanding...................      212,231      211,657      212,136     211,432
Average number of Class A common shares outstanding...........          357          371          361         376
                                                                  ---------   ----------    ---------   ---------
                                                                    212,588      212,028      212,497     211,808
                                                                  =========   ==========    =========   =========

Basic earnings per share:
   Before extraordinary item..................................    $     .42   $      .36    $    1.42   $    1.17
   Extraordinary item.........................................            -            -            -        (.43)
                                                                  ---------   ----------    ---------   ---------
   Net basic earnings per share...............................    $     .42   $      .36    $    1.42   $     .74
                                                                  =========   ==========    =========   =========


DILUTED EARNINGS PER SHARE

   Net earnings used in calculating basic earnings per share..    $    89.4   $     76.1    $   301.0   $   157.3
   Dividends applicable to dilutive preferred stock:
      Series A................................................            -            -            -           -
      Series B................................................            -            -           .1          .1
      Series C................................................            -            -           .1          .1
                                                                  ---------   ----------    ---------   ---------
   Income available to common shareholders plus
      assumed conversions.....................................    $    89.4   $     76.1    $   301.2   $   157.5
                                                                  =========   ==========    =========   =========

Average number of shares used in calculating basic earnings
   per share..................................................      212,588      212,028      212,497     211,808
Effect of dilutive securities:
   Options....................................................        2,013        1,989        2,204       1,688
   Series A, B and C preferred stock..........................        1,297        1,405        1,327       1,427
                                                                  ---------   ----------    ---------   ---------
                                                                    215,898      215,422      216,028     214,923
                                                                  =========   ==========    =========   =========

Diluted earnings per share:
   Before extraordinary item..................................    $     .41   $      .35    $    1.39   $    1.15
   Extraordinary item.........................................            -            -            -        (.42)
                                                                  ---------   ----------    ---------   ---------
   Net diluted earnings per share.............................    $     .41   $      .35    $    1.39   $     .73
                                                                  =========   ==========    =========   =========


------------------------------------

   Convertible securities and options are not considered in the calculations if the effect of the conversion is anti-dilutive.