Form 10-Q
period 1999-03-31
COASTAL CORP
filed 1999-05-13
CIK 21267

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

     As of April 30, 1999, there were outstanding 212,862,075 shares of Common Stock, 33-1/3(cent) par value per share, and 349,976 shares of Class A Common Stock, 33-1/3(cent) par value per share, of the Registrant.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of The Coastal Corporation ("Coastal") and its subsidiaries (collectively the "Company") are presented herein and are unaudited, except for balances as of December 31, 1998, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales and deliveries of natural gas and petroleum products.



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                                     ASSETS                                         1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................       $       8.9        $     106.9
   Receivables, less allowance for doubtful accounts of $17.5 million
      (1999) and $15.9 million (1998)......................................           1,077.8            1,142.8
   Inventories.............................................................             643.9              499.5
   Prepaid expenses and other..............................................             242.5              220.6
                                                                                  -----------        -----------
      Total Current Assets.................................................           1,973.1            1,969.8
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           6,084.8            6,069.2
   Refining, crude oil and chemical facilities.............................           2,450.9            2,424.2
   Gas and oil properties - at full-cost...................................           3,026.4            2,870.8
   Other...................................................................             454.2              366.6
                                                                                  -----------        -----------
                                                                                     12,016.3           11,730.8
   Accumulated depreciation, depletion and amortization....................           3,790.2            3,706.9
                                                                                  -----------        -----------
                                                                                      8,226.1            8,023.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             466.0              470.8
   Investments - equity method.............................................           1,082.4              970.8
   Other...................................................................             897.0              868.8
                                                                                  -----------        -----------
                                                                                      2,445.4            2,310.4
                                                                                  -----------        -----------
                                                                                  $  12,644.6        $  12,304.1
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Liabilities:
   Notes payable...........................................................       $    141.0         $      87.0
   Accounts payable........................................................          1,463.1             1,488.0
   Accrued expenses........................................................            326.9               305.0
   Current maturities on long-term debt....................................            127.4               126.5
                                                                                  ----------         -----------
      Total Current Liabilities............................................          2,058.4             2,006.5
                                                                                  ----------         -----------

Debt:
   Long-term debt, excluding current maturities............................          4,212.6             3,999.3
                                                                                  ----------         -----------

Deferred Credits and Other:
   Deferred income taxes...................................................          1,766.0             1,717.7
   Other deferred credits..................................................            608.0               704.8
                                                                                  ----------         -----------
                                                                                     2,374.0             2,422.5
                                                                                  ----------         -----------

Preferred Securities:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................            300.0               300.0
   Issued by subsidiaries..................................................            100.0               100.0
                                                                                  ----------         -----------
                                                                                       400.0               400.0
                                                                                  ----------         -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation
      preference of $7.6 million)..........................................                -                   -
   Class A common stock....................................................               .1                  .1
   Common stock............................................................             72.3                72.2
   Additional paid-in capital..............................................          1,018.8             1,016.2
   Retained earnings.......................................................          2,640.9             2,519.8
                                                                                  ----------         -----------
                                                                                     3,732.1             3,608.3
   Less common stock in treasury - at cost.................................            132.5               132.5
                                                                                  ----------         -----------
                                                                                     3,599.6             3,475.8
                                                                                  ----------         -----------
                                                                                  $ 12,644.6         $  12,304.1
                                                                                  ==========         ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Operating Revenues......................................................................    $ 1,709.6   $ 1,956.5
                                                                                            ---------   ---------

Operating Costs and Expenses:
   Purchases............................................................................        945.9     1,186.4
   Operating and general expenses.......................................................        411.4       422.1
   Depreciation, depletion and amortization.............................................        108.6       107.0
                                                                                            ---------   ---------
                                                                                              1,465.9     1,715.5
                                                                                            ---------   ---------

Other Income - net......................................................................         25.3        22.3
                                                                                            ---------   ---------

Earnings Before Interest and Income Taxes...............................................        269.0       263.3
                                                                                            ---------   ---------

Interest and debt expense, less $7.4 million (1999)
   and $5.5 million (1998) capitalized..................................................         77.0        75.3
Taxes on income.........................................................................         57.5        63.2
                                                                                            ---------   ---------

Earnings From Continuing Operations.....................................................        134.5       124.8
   Loss from discontinued operations....................................................            -        (1.9)
                                                                                            ---------   ---------

Net Earnings............................................................................        134.5       122.9
Dividends on Preferred Stock............................................................           .1         4.3
                                                                                            ---------   ---------

Net Earnings Available
   to Common Stockholders...............................................................    $   134.4   $   118.6
                                                                                            =========   =========

Basic Earnings Per Share:
   From continuing operations...........................................................    $     .63   $     .57
   Discontinued operations..............................................................            -        (.01)
                                                                                            ---------   ---------
   Net Basic Earnings Per Share.........................................................    $     .63   $     .56
                                                                                            =========   =========

Diluted Earnings Per Share:
   From continuing operations...........................................................    $     .62   $     .56
   Discontinued operations..............................................................            -        (.01)
                                                                                            ---------   ---------
   Net Diluted Earnings Per Share.......................................................    $     .62   $     .55
                                                                                            =========   =========

Cash Dividends Per Common Share.........................................................    $   .0625   $     .05
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousand of Shares and Millions of Dollars)

                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     1999                          1998
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)
Preferred stock, par value
   33-1/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             56   $        -               58   $        -
           Converted to common.........................             (2)           -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             54            -               58            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             61            -               68            -
           Converted to common.........................              -            -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             61            -               66            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             28            -               30            -
           Converted to common.........................              -            -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             28            -               29            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount
         of $25 per share:
           Beginning and ending balance................              -            -            8,000          2.6
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3(cent) per share,
   authorized 2,700,000 shares:
      Beginning balance................................            354           .1              366           .1
      Converted to common..............................             (3)           -               (3)           -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            351           .1              363           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3(cent) per share,
   authorized 500,000,000 shares:
      Beginning balance................................        216,765         72.2          110,117         36.7
      Conversion of preferred stock....................             26            -                7            -
      Conversion of Class A common stock...............              3            -                3            -
      Two-for-one stock split..........................              -            -          106,179         35.4
      Exercise of stock options........................            175           .1               85            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        216,969   $     72.3          216,391   $     72.1
                                                           ===========   ----------      ===========   ----------


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)

                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     1999                          1998
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)
Additional paid-in capital:
   Beginning balance...................................                  $  1,016.2                    $  1,243.6
   Exercise of stock options...........................                         2.6                           2.5
   Two-for-one stock split.............................                           -                         (35.4)
                                                                         ----------                    ----------
   Ending balance......................................                     1,018.8                       1,210.7
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,519.8                       2,131.9
   Net earnings for period.............................                       134.5                         122.9
   Dividends on preferred stock........................                         (.1)                         (4.3)
   Dividends on common stock...........................                       (13.3)                        (10.6)
                                                                         ----------                    ----------
   Ending balance......................................                     2,640.9                       2,239.9
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,396        132.5            4,396        132.5
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,599.6                    $  3,392.9
                                                                         ==========                    ==========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   -------------------------
                                                                                      1999            1998
                                                                                   ---------        --------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Earnings from continuing operations ........................................    $   134.5        $  124.8
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        109.6           107.9
      Deferred income taxes....................................................         47.7            34.9
      Undistributed earnings from equity investments...........................         (4.0)           (9.4)

   Working capital and other changes, excluding changes relating to cash and nonoperating activities:
         Accounts receivable...................................................         61.6           410.7
         Inventories...........................................................        (93.9)          140.9
         Prepaid expenses and other............................................        (17.3)          (10.6)
         Accounts payable......................................................       (106.0)         (581.1)
         Accrued expenses......................................................         21.1            83.5
         Other.................................................................        (29.1)          (18.1)
                                                                                   ---------        --------
                                                                                       124.2           283.5
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (304.6)         (287.2)
   Proceeds from sale of property, plant and equipment.........................           .9              .6
   Additions to investments....................................................       (107.3)          (37.7)
   Proceeds from investments...................................................         12.4              .7
   Net from discontinued operations............................................        (29.3)           (8.0)
                                                                                   ---------        --------
                                                                                      (427.9)         (331.6)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase in short-term notes ...............................................        104.0           194.0
   Proceeds from issuing common stock..........................................          2.7             2.5
   Proceeds from long-term debt issues.........................................        200.9              .7
   Payments to retire long-term debt...........................................        (88.5)         (134.7)
   Dividends paid..............................................................        (13.4)          (14.9)
                                                                                   ---------        --------
                                                                                       205.7            47.6
                                                                                   ---------        --------

Net Decrease in Cash and Cash Equivalents......................................        (98.0)            (.5)

Cash and Cash Equivalents at Beginning of Period...............................        106.9            20.5
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     8.9        $   20.0
                                                                                   =========        ========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Prior period financial statements have been restated to report the Company's 50% owned trucking operation as a discontinued operation. In addition, certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

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

     The Company adopted FASB Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts in Energy Trading and Risk Management Activities," in 1999. The application of Issue No. 98-10 is not expected to have a material effect on the Company's consolidated financial statements.

     The Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), in 1999. The application of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $60.4 million and $63.1 million for the three months ended March 31, 1999 and 1998, respectively. The Company made no cash payments for income taxes for the three months ended March 31, 1999 and a cash payment of $1.8 million for the three months ended March 31, 1998.

2. Inventories

     Inventories were as follows (millions of dollars):

                                                                                   March 31,        December 31,
                                                                                    1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
   Refined products, crude oil and chemicals...............................      $     454.0         $    306.9
   Natural gas in underground storage......................................             33.9               32.0
   Coal, materials and supplies............................................            156.0              160.6
                                                                                 -----------         ----------
                                                                                 $     643.9         $    499.5
                                                                                 ===========         ==========

      Elements included in inventory cost are material, labor and manufacturing expense.

3. Debt

     At March 31, 1999, the Company had $591.0 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at March 31, 1999 reflect $450.0 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $400.0 million as of December 31, 1998.

     The Company has $150.0 million of 8.75% Senior Notes which are due May 15, 1999. The financial statements at March 31, 1999, reflect this amount as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to refinance the debt on a long-term basis.

     In May 1999, the Company issued $200 million of 6.2% Notes due in 2004 and $200 million of 6.5% Notes due in 2006. The net proceeds from the sale of the notes will be used to retire the 8.75% Senior Notes due May 15, 1999 and to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

4. Common Stock

     On March 31, 1999, 13,282,402 shares of Common Stock of the Company were reserved for stock option plans, 1,237,822 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 351,497 shares were reserved for conversion of outstanding Class A Common Stock and 19,179 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of 2,280 shares reserved for employee stock option plans and 16,899 shares reserved for conversion of the Series A, B, and C Preferred Stocks.

     During the quarter ended March 31, 1999, the Company granted options to purchase 1,744,250 common shares under stock option plans at an exercise price of $32.72. The exercise price is equal to the market price of the common shares at grant date.

5. Segment Information

     The Company's operating revenues from external customers, intersegment revenues and earnings (loss) before interest and income taxes for the three months ended March 31, 1999 and 1998 are shown as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Operating Revenues From External Customers:
      Natural gas.......................................................................    $   335.3   $   413.3
      Refining, marketing and chemicals.................................................      1,186.2     1,353.6
      Exploration and production........................................................         95.0       104.4
      Coal..............................................................................         64.8        53.8
      Power.............................................................................         26.1        27.8
      Corporate and other...............................................................          2.2         3.6
                                                                                            ---------   ---------
                                                                                            $ 1,709.6   $ 1,956.5
                                                                                            =========   =========

     Intersegment revenues were as follows: Natural gas - $.6 million (1999), $2.8 million (1998); Refining, marketing and chemicals - $.5 million (1999); Exploration and production - $5.5 million (1999), $8.0 million (1998); and Corporate and other - $2.1 million (1999), $2.7 million (1998).

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.......................................................................    $   186.9   $   193.8
      Refining, marketing and chemicals.................................................         69.6        47.6
      Exploration and production........................................................         11.4        25.5
      Coal..............................................................................          4.3         2.8
      Power.............................................................................         18.9        11.6
      Corporate and other...............................................................        (22.1)      (18.0)
                                                                                            ---------   ---------
                                                                                            $   269.0   $   263.3
                                                                                            =========   =========

6. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Current Income Taxes:
      Federal...........................................................................    $     8.7   $    20.8
      Foreign...........................................................................          1.5         1.5
      State.............................................................................          (.4)        6.0
                                                                                            ---------   ---------
                                                                                                  9.8        28.3
                                                                                            ---------   ---------

   Deferred Income Taxes:
      Federal...........................................................................         43.3        32.9
      Foreign...........................................................................           .8          .8
      State.............................................................................          3.6         1.2
                                                                                            ---------   ---------
                                                                                                 47.7        34.9
                                                                                            ---------   ---------

                                                                                            $    57.5   $    63.2
                                                                                            =========   =========

      Interim period provisions for federal income taxes are based on estimated effective annual income tax rates.

7. Earnings Per Share

     Earnings per share are calculated following Statement of Financial Accounting Standards No. 128. The following data shows the amounts used in computing basic earnings per share and the effects on income and the weighted average number of shares of dilutive securities.

                                                                            Three Months Ended March 31, 1999
                                                                    ----------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                    -----------     ------------       ----------
                                                                                     (Unaudited)
      Earnings from continuing operations.....................    $        134.5
      Less preferred stock dividends..........................                .1
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             134.4         212,784       $       .63
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -           2,044
         Convertible preferred stock..........................                .1           1,272
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        134.5         216,100       $       .62
                                                                  ==============     ===========       ===========


                                                                            Three Months Ended March 31, 1998
                                                                    ----------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                    -----------      ------------       ---------
                                                                                     (Unaudited)
      Earnings from continuing operations.....................    $        124.8
      Less preferred stock dividends..........................               4.3
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             120.5         212,236       $       .57
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -           2,116
         Convertible preferred stock..........................                .1           1,349
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        120.6         215,701       $       .56
                                                                  ==============     ===========       ===========

8. Litigation, Environmental and Regulatory Matters

     Litigation Matters

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

     In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas ("Texas suit"). The Texas suit alleges racially discriminatory employment policies and practices. Coastal vigorously denies these allegations and has filed responsive pleadings. Plaintiffs' counsel are seeking to have the Texas suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only.

     In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline Company ("ANR Pipeline") employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline has filed responsive pleadings denying these allegations.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and CIG. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. Coastal and several of its subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. In April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in several "Superfund" waste disposal sites. At the 12 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $632 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.5 million and has made appropriate provisions. At nine other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

     Regulatory Matters

     On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues. Comments on both of these matters were due on April 22, 1999, and Coastal's interstate pipeline subsidiaries filed comments with the FERC on that date, urging the FERC, among other things, to modify its rate, service and certification policies for such pipelines.

     On May 30, 1997, Wyoming Interstate Company, Ltd. ("WIC") filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. After the filing of testimony by WIC and other parties on July 2, 1998, WIC filed a settlement offer which, if approved, would have resolved all of the issues in the case. The settlement, however, was remanded to the Administrative Law Judge ("ALJ") because of opposition to the settlement by certain parties. In response to the remand, WIC and the parties have resubmitted a settlement offer which contains the same substantive provisions, but provides for the FERC to approve the settlement for some, if not all, parties, with the "severed" parties being able to litigate their issues in the case. The ALJ has certified the new settlement to the FERC, and briefs on the new settlement have been filed.

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

                                                                                   Twelve Months Ended
                                                                           ---------------------------------
                                                                              March 31,       December 31,
                                                                                1999              1998
                                                                           --------------   ----------------
                                                                            (Unaudited)
      Return on average common stockholders' equity..................           14.6%            14.6%
      Cash flow from operating activities to long-term debt..........           23.4%            28.7%
      Total debt to total capitalization.............................           52.8%            52.1%
      Times interest earned (before tax).............................            3.2              3.2

     The decrease in the cash flow from operating activities to long-term debt ratio resulted primarily from changes in working capital and long-term debt.

     In February 1999, the Company completed a public offering of $200 million of 6.375% senior debentures due 2009. The net proceeds from the sale were used to repay floating rate indebtedness of a subsidiary under a revolving credit facility.

     In May 1999, the Company issued $200 million of 6.2% Notes due in 2004 and $200 million of 6.5% Notes due in 2006. The net proceeds from the sale of the notes will be used to retire the 8.75% Senior Notes due May 15, 1999 and to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

     In May 1999, the stockholders approved an increase in the authorized shares of common stock from 250 million to 500 million common shares.

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

     Unused lines of credit at March 31, 1999 were as follows (millions of dollars):

         Short-term.....................................    $     445.0
         Long-term*.....................................          941.0
                                                            -----------
                                                            $   1,386.0
                                                            ===========

      *$45.1 million of unused long-term credit lines is dedicated to a specific use.

     The FASB has issued FAS 133, to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

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

     The Company has been using both external and internal resources to reprogram or replace its software and embedded systems for the Year 2000 issue. While the Company has included the Year 2000 project in its overall information systems planning process since 1996, certain systems were identified for replacement prior to the organization of the Year 2000 project. These amounts are not included in the Year 2000 project cost estimates, except where the replacement date has been accelerated in order to address Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan total approximately $14 million. The total remaining cost for addressing the Year 2000 issue, which will be funded through operating cash flows, is currently estimated by management to be approximately $3 million.

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

                              Results of Operations

     The changes in the Company's earnings for the three-month period ended March 31, 1999 in comparison to the same period in 1998 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Natural gas.......................................................................    $   335.9   $   416.1
      Refining, marketing and chemicals.................................................      1,186.7     1,353.6
      Exploration and production........................................................        100.5       112.4
      Coal..............................................................................         64.8        53.8
      Power.............................................................................         26.1        27.8
      Other.............................................................................          4.3         6.3
      Adjustments and eliminations......................................................         (8.7)      (13.5)
                                                                                            ---------   ---------
                                                                                            $ 1,709.6   $ 1,956.5
                                                                                            =========   =========

     Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Natural gas.......................................................................    $   186.9   $   193.8
      Refining, marketing and chemicals.................................................         69.6        47.6
      Exploration and production........................................................         11.4        25.5
      Coal .............................................................................          4.3         2.8
      Power.............................................................................         18.9        11.6
      Corporate and other...............................................................        (22.1)      (18.0)
                                                                                            ---------   ---------
                                                                                            $   269.0   $   263.3
                                                                                            =========   =========

     Natural Gas. The decrease in operating revenues of $80.2 million for the quarter can be primarily attributed to lower prices and volumes for gas sales and a benefit of $38.7 million in 1998 from a rate case settlement.

     Purchases decreased by $48.3 million in the first three months of 1999, primarily due to lower natural gas costs and reduced volumes purchased. Gross profit decreased by $31.9 million for the three-month period.

     Earnings before interest and taxes ("EBIT") decreased by $6.9 million for the first quarter as a result of the 1998 rate case settlement benefit of $38.7 million noted above and decreased transportation, storage and gathering revenues of $3.7 million partially offset by reduced operating and general expenses of $25.9 million, increased gross profit from gas sales of $4.6 million, increased earnings from equity investments of $2.4 million and other increases of $2.6 million. The reduced operating and general expenses result from a 1998 provision of $16.1 million for environmental compliance and other matters, decreased ad valorem taxes and other decreases.

     Refining, Marketing and Chemicals. Operating revenues decreased by $166.9 million in the 1999 first quarter due to decreased prices partially offset by increased volumes. Purchases decreased by $194.7 million, also due to lower prices partially offset by increased volumes, resulting in a gross profit increase of $27.8 million. The gross profit increase results from increased volumes of $16.3 million; higher margins of $6.0 million; an increase of $3.3 million from the sale, trading and exchanging of third-party products and other increases of $2.2 million.

     The EBIT increase by $22.0 million resulted from the increased gross profit of $27.8 million and other increases of $1.4 million partially offset by increased operating expenses of $7.2 million. Operating and general expenses increased primarily as a result of increased throughput at the Company's refineries.

     Exploration and Production. Operating revenues decreased by $11.9 million in the 1999 first quarter as a result of lower prices and reduced crude and condensate volumes being partially offset by increased natural gas volumes. The EBIT decrease of $14.1 million results from decreased prices of $23.8 million and lower crude and condensate volumes of $5.2 million being partially offset by increased natural gas volumes of $7.1 million; decreased depreciation, depletion and amortization of $1.8 million; and other increases of $6.0 million. The other increases of $6.0 million result primarily from a business tax refund. The depreciation, depletion and amortization decrease results from a lower rate partially offset by increased volumes.

     Coal. The operating revenue increase of $11.0 million for the three-month period results from increased volumes being partially offset by lower prices. EBIT increased by $1.5 million due to the revenue increase of $11.0 million being partially offset by increased operating expenses of $8.6 million and other decreases of $.9 million. Operating expenses, which include coal costs, increased as a result of the additional volumes sold.

     Power. Operating revenue decreased by $1.7 million in the 1999 first quarter primarily due to decreased operating levels for the El Salvador operations. The EBIT increase of $7.3 million results from increased earnings from equity investments of $6.9 million and reduced operating and general expenses of $2.1 million offset by the reduced revenues of $1.7 million. The operating and general expense decrease results primarily from the reduced El Salvador operating levels.

     Corporate and Other. The EBIT for these operations, which include certain real estate activities and corporate income and expense not allocated to the operating segments, decreased primarily as a result of dividends on the Company-obligated mandatory redemption preferred securities of a consolidated trust.

     Interest and Debt Expense. Interest and debt expense increased by $1.7 million due to higher average debt partially offset by reduced average interest rates and increased capitalized interest.

     Taxes on Income. Federal income taxes decreased by $1.7 million in the 1999 period as the result of a lower effective federal income tax rate partially offset by increased earnings before income taxes. State income taxes decreased by $4.0 million.

     Loss from Discontinued Operations. The 1998 loss (net of income tax benefits of $1.0 million) represents the operating results of the Company's 50% owned trucking operation, which has been discontinued.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in several "Superfund" waste disposal sites. At the 12 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $632 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7.5 million and has made appropriate provisions. At nine other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

        The information required hereunder is incorporated by reference into
Part II of this Report from Note 8 of the Notes to Consolidated Financial Statements and from Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

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

        (b) Reports on Form 8-K.

            (1) A report on Form 8-K was filed on February 4, 1999. The item reported was:

                 Item 7.  Financial Statements and Exhibits.

                 (c) Exhibits. The following document is filed as an exhibit to this current report.

                      99.1 Press release issued January 26, 1998, entitled "Coastal Posts Record 1998 Earnings."

            (2) A report on Form 8-K was filed on February 5, 1999. The item reported was:

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

                                                   THE COASTAL CORPORATION
                                                         (Registrant)

Date:  May 13, 1999                    By:              COBY C. HESSE
                                               -------------------------------
                                                        Coby C. Hesse
                                                  Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
------------------------------------------------------------------------------

  11        Statement Re Computation of Per Share Earnings

  27        Financial Data Schedule