Form 10-Q
period 1999-06-30
COASTAL CORP
filed 1999-08-13
CIK 21267

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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



                           ---------------------------




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 30, 1999, there were outstanding 213,062,731 shares of Common Stock, 331/3(cent) par value per share, and 348,223 shares of Class A Common Stock, 331/3(cent) par value per share, of the Registrant.


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



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                                     ASSETS                                         1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................       $      82.9        $     106.9
   Receivables, less allowance for doubtful accounts of $17.7 million
      (1999) and $15.9 million (1998)......................................           1,239.5            1,142.8
   Inventories.............................................................             596.7              499.5
   Prepaid expenses and other..............................................             222.2              220.6
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,141.3            1,969.8
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           6,107.6            6,069.2
   Refining, crude oil and chemical facilities.............................           2,460.7            2,424.2
   Gas and oil properties - at full-cost...................................           3,289.8            2,870.8
   Other...................................................................             505.8              366.6
                                                                                  -----------        -----------
                                                                                     12,363.9           11,730.8
   Accumulated depreciation, depletion and amortization....................           3,885.1            3,706.9
                                                                                  -----------        -----------
                                                                                      8,478.8            8,023.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             461.3              470.8
   Investments - equity method.............................................           1,149.1              970.8
   Other...................................................................             920.0              868.8
                                                                                  -----------        -----------
                                                                                      2,530.4            2,310.4
                                                                                  -----------        -----------
                                                                                  $  13,150.5        $  12,304.1
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Liabilities:
   Notes payable...........................................................       $     200.0       $      87.0
   Accounts payable........................................................           1,499.7           1,488.0
   Accrued expenses........................................................             352.4             305.0
   Current maturities on long-term debt....................................              69.5             126.5
                                                                                  -----------       -----------
      Total Current Liabilities............................................           2,121.6           2,006.5
                                                                                  -----------       -----------

Debt:
   Long-term debt, excluding current maturities............................           4,377.2           3,999.3
                                                                                  -----------       -----------

Deferred Credits and Other:
   Deferred income taxes...................................................           1,785.4           1,717.7
   Other deferred credits..................................................             779.2             704.8
                                                                                  -----------       -----------
                                                                                      2,564.6           2,422.5
                                                                                  -----------       -----------

Preferred Stock:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................             300.0             300.0
   Issued by subsidiaries..................................................             100.0             100.0
                                                                                  -----------       -----------
                                                                                        400.0             400.0
                                                                                  -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $7.5 million).....................................................                 -                 -
   Class A common stock....................................................                .1                .1
   Common stock............................................................              72.5              72.2
   Additional paid-in capital..............................................           1,026.2           1,016.2
   Retained earnings.......................................................           2,720.8           2,519.8
                                                                                  -----------       -----------
                                                                                      3,819.6           3,608.3
   Less common stock in treasury - at cost.................................             132.5             132.5
                                                                                  -----------       -----------
                                                                                      3,687.1           3,475.8
                                                                                  -----------       -----------
                                                                                  $  13,150.5       $  12,304.1
                                                                                  ===========       ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                   ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                   ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
Operating Revenues............................................    $ 1,892.1   $  1,924.4    $ 3,601.7   $ 3,880.9
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      1,184.3      1,176.8      2,130.2     2,363.2
   Operating and general expenses.............................        413.1        427.1        824.5       849.2
   Depreciation, depletion and amortization...................        115.8        116.7        224.4       223.7
                                                                  ---------   ----------    ---------   ---------
                                                                    1,713.2      1,720.6      3,179.1     3,436.1
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         29.8           .2         55.1        22.5
                                                                  ---------   ----------    ---------   ---------

Earnings Before Interest and Income Taxes.....................        208.7        204.0        477.7       467.3
                                                                  ---------   ----------    ---------   ---------

Interest and debt expense, less $8.4 million (1999)
   and $6.3 million (1998) three months and $15.8
   million (1999) and $11.8 million (1998)
   six months capitalized.....................................         81.5         75.8        158.5       151.1
Taxes on income...............................................         33.9         36.7         91.4        99.9
                                                                  ---------   ----------    ---------   ---------

Earnings from continuing operations...........................         93.3         91.5        227.8       216.3
Earnings from discontinued operations.........................            -          3.1            -         1.2
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................         93.3         94.6        227.8       217.5
Dividends on Preferred Stock..................................           .1          1.6           .2         5.9
                                                                  ---------   ----------    ---------   ---------

Net Earnings Available
   to Common Stockholders.....................................    $    93.2   $     93.0    $   227.6   $   211.6
                                                                  =========   ==========    =========   =========

Basic Earnings Per Share:
   From continuing operations.................................    $     .44   $      .42    $    1.07   $     .99
   Discontinued operations....................................            -          .02            -         .01
                                                                  ---------   ----------    ---------   ---------
   Net basic earnings per share...............................    $     .44   $      .44    $    1.07   $    1.00
                                                                  =========   ==========    =========   =========

Diluted Earnings Per Share:
   From continuing operations.................................    $     .43   $      .42    $    1.05   $     .98
   Discontinued operations....................................            -          .01            -           -
                                                                  ---------   ----------    ---------   ---------
   Net diluted earnings per share.............................    $     .43   $      .43    $    1.05   $     .98
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $   .0625   $    .0625    $    .125   $   .1125
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)


                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     1999                          1998
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)
Preferred stock, par value
   331/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             56   $        -               58   $        -
           Converted to common.........................             (2)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             54            -               57            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             61            -               68            -
           Converted to common.........................             (1)           -               (3)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             60            -               65            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             28            -               30            -
           Converted to common.........................             (1)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             27            -               28            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount of
         $25 per share:
           Beginning balance...........................              -            -            8,000          2.6
           Redeemed....................................              -            -           (8,000)        (2.6)
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................              -            -                -            -
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 331/3(cent) per share,
   authorized 2,700,000 shares:
      Beginning balance................................            354           .1              366           .1
      Converted to common..............................             (8)           -               (8)           -
      Exercise of stock options........................              2            -                -            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            348           .1              358           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 331/3(cent) per share, authorized
   500,000,000 shares:
      Beginning balance................................        216,765         72.2          110,117         36.7
      Conversion of preferred stock....................             42            -               19            -
      Conversion of Class A common stock...............              8            -                8            -
      Two-for-one stock split..........................              -            -          106,268         35.4
      Exercise of stock options........................            638           .3              169           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        217,453   $     72.5          216,581   $     72.2
                                                           ===========   ----------      ===========   ----------

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     1999                          1998
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)
Additional paid-in capital:
   Beginning balance...................................                  $  1,016.2                    $  1,243.6
   Exercise of stock options...........................                        10.0                           5.5
   Two-for-one stock split.............................                           -                         (35.4)
   Redemption of Series H preferred stock..............                           -                        (197.4)
                                                                         ----------                    ----------
   Ending balance......................................                     1,026.2                       1,016.3
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,519.8                       2,131.9
   Net earnings for period.............................                       227.8                         217.5
   Dividends on preferred stock........................                         (.2)                         (5.9)
   Dividends on common stock...........................                       (26.6)                        (23.9)
                                                                         ----------                    ----------
   Ending balance......................................                     2,720.8                       2,319.6
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,397       (132.5)           4,396       (132.5)
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  3,687.1                    $  3,275.7
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      1999            1998
                                                                                   ---------        --------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Earnings from continuing operations.........................................    $   227.8        $  216.3
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        226.2           224.6
      Deferred income taxes....................................................         69.3            70.3
      Undistributed earnings from equity investments...........................        (23.6)           (8.8)

   Working capital and other changes, excluding changes
      relating to cash and non-operating activities:
         Accounts receivable...................................................       (100.1)          218.2
         Inventories...........................................................        (19.5)          129.8
         Prepaid expenses and other............................................          5.1           (20.4)
         Accounts payable......................................................       (113.3)         (477.0)
         Accrued expenses......................................................         45.7           107.8
         Other.................................................................        138.9           104.9
                                                                                   ---------        --------
                                                                                       456.5           565.7
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (663.4)         (627.2)
   Proceeds from sale of property, plant and equipment.........................          4.9             2.8
   Additions to investments....................................................       (163.1)         (114.0)
   Proceeds from investments...................................................         19.1            11.3
   Net from discontinued operations............................................        (15.6)           17.4
                                                                                   ---------        --------
                                                                                      (818.1)         (709.7)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................        (57.0)           29.0
   Redemption of preferred stock...............................................            -          (200.0)
   Proceeds from issuing common stock..........................................         10.3             5.6
   Proceeds from long-term debt issues.........................................        618.1           397.0
   Proceeds from issuing Company-obligated mandatory
      redemption preferred securities of a consolidated trust..................            -           300.0
   Payments to retire long-term debt...........................................       (207.0)         (294.8)
   Dividends paid..............................................................        (26.8)          (29.8)
                                                                                   ---------        --------
                                                                                       337.6           207.0
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................        (24.0)           63.0

Cash and Cash Equivalents at Beginning of Period...............................        106.9            20.5
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    82.9        $   83.5
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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 137 ("FAS 137"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $146.8 million and $156.9 million for the six months ended June 30, 1999 and 1998, respectively. Cash payments for income taxes amounted to $1.9 million and $14.1 million for the six months ended June 30, 1999 and 1998, respectively.

2. Inventories

     Inventories were as follows (millions of dollars):

                                                                                   June 30,         December 31,
                                                                                    1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
   Refined products, crude oil and chemicals...............................      $     404.1         $    306.9
   Natural gas in underground storage......................................             36.3               32.0
   Coal, materials and supplies............................................            156.3              160.6
                                                                                 -----------         ----------
                                                                                 $     596.7         $    499.5
                                                                                 ===========         ==========

      Elements included in inventory cost are material, labor and manufacturing expense.

3. Debt

     At June 30, 1999, the Company had $430 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at June 30, 1999 reflect $230 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $400 million as of December 31, 1998.

     In May 1999, the Company issued $200 million of 6.2% Notes due in 2004 and $200 million of 6.5% Notes due in 2006. The net proceeds from the sale of the notes were used to retire $150.0 million of 8.75% Senior Notes due May 15, 1999 and to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

4. Common Stock

     On June 30, 1999, 12,567,694 shares of Common Stock of the Company were reserved for employee stock option plans, 1,222,023 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 348,458 shares were reserved for conversion of outstanding Class A Common Stock and 16,682 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of shares reserved for conversion of the Series A, B, and C Preferred Stocks.

     During the six months ended June 30, 1999, the Company has granted options to purchase 1,746,250 common shares under stock option plans with exercise prices ranging from $32.72 to $34.00. The exercise prices are equal to the market price of the common shares at grant date.

5. Segment Information

     The Company's operating revenues from external customers, intersegment revenues and earnings (loss) before interest and income taxes for the three- and six-months ended June 30, 1999 and 1998 are shown as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Operating Revenues From External Customers:
      Natural gas.............................................    $   285.2   $    311.6    $   620.5   $   727.7
      Refining, marketing and chemicals.......................      1,402.3      1,388.3      2,588.5     2,740.9
      Exploration and production..............................        107.8        117.1        202.8       221.5
      Coal....................................................         61.1         61.7        125.9       115.5
      Power...................................................         34.6         41.5         60.7        69.3
      Corporate and other.....................................          1.1          4.2          3.3         6.0
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 1,892.1   $  1,924.4    $ 3,601.7   $ 3,880.9
                                                                  =========   ==========    =========   =========

     Intersegment revenues for the three-month period were as follows: Natural gas - $1.0 million (1999); Refining, marketing and chemicals - $.4 million
(1999), $.8 million (1998); Exploration and production - $5.6 million (1999), $7.1 million (1998); and Corporate and other - $2.0 million (1999), $1.8 million
(1998).

     Intersegment revenues for the six-month period were as follows: Natural gas
- $1.6 million (1999); Refining, marketing and chemicals - $.9 million (1999), $1.8 million (1998); Exploration and production - $11.1 million (1999), $15.1 million (1998); and Corporate and other - $4.1 million (1999), $6.3 million
(1998).

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.............................................    $   115.5   $     99.6    $   302.4   $   293.4
      Refining, marketing and chemicals.......................         63.7         70.0        133.3       117.6
      Exploration and production..............................         24.1         30.3         35.5        55.8
      Coal....................................................          2.6          4.5          6.9         7.3
      Power...................................................         24.8         25.8         43.7        37.4
      Corporate and other.....................................        (22.0)       (26.2)       (44.1)      (44.2)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   208.7   $    204.0    $   477.7   $   467.3
                                                                  =========   ==========    =========   =========

6. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Current Income Taxes:
      Federal.................................................    $     7.3   $     (2.2)   $    16.0   $    18.6
      Foreign.................................................          1.3          1.5          2.8         3.0
      State...................................................          (.3)         2.0          3.3         8.0
                                                                  ---------   ----------    ---------   ---------
                                                                        8.3          1.3         22.1        29.6
                                                                  ---------   ----------    ---------   ---------
   Deferred Income Taxes:
      Federal.................................................         26.7         32.4         70.0        65.3
      Foreign.................................................           .9           .7          1.7         1.5
      State...................................................         (2.0)         2.3         (2.4)        3.5
                                                                  ---------   ----------    ---------   ---------
                                                                       25.6         35.4         69.3        70.3
                                                                  ---------   ----------    ---------   ---------

                                                                  $    33.9   $     36.7    $    91.4   $    99.9
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

                                     Three Months Ended June 30, 1999             Six Months Ended June 30, 1999
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   -----------  -------------  ---------    ------------   -------------  ---------
                                                 (Unaudited)                                (Unaudited)
      Earnings from continuing
      operations...............    $     93.3                                $    227.8
      Less preferred stock
      dividends................            .1                                        .2
                                   ----------                                ----------
      Basic earnings per share from
      continuing operations
        Income available to
        common stockholders....          93.2        213,214   $     .44          227.6         212,998   $    1.07
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,693                          -           2,368
        Convertible preferred stock        .1          1,243                         .2           1,258
                                   -----------  ------------                 ----------    ------------
      Diluted earnings per share from
      continuing operations
        Income available to
        common stockholders
        plus assumed conversions   $     93.3        217,150   $     .43     $    227.8         216,624   $    1.05
                                   ==========   ============   =========     ==========    ============   =========


                                     Three Months Ended June 30, 1998             Six Months Ended June 30, 1998
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   -----------  -------------  ---------    ------------   -------------  ---------
                                                 (Unaudited)                                (Unaudited)
      Earnings from continuing
      operations...............    $     91.5                                $    216.3
      Less preferred stock
      dividends................           1.6                                       5.9
                                   ----------                                ----------
      Basic earnings per share from
      continuing operations
        Income available to
        common stockholders....          89.9        212,473   $     .42          210.4         212,362   $     .99
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,484                          -           2,300
        Convertible preferred stock        .1          1,333                         .2           1,343
                                      -------   ------------                 ----------    ------------
      Diluted earnings per share from
      continuing operations
        Income available to
        common stockholders
        plus assumed conversions   $     90.0        216,290   $     .42     $    210.6         216,005   $     .98
                                   ==========   ============   =========     ==========    ============   =========


8. Litigation, Regulatory and Environmental Matters

     Litigation Matters

     In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled, the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998, and the parties are awaiting the Court's decision.

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

     In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline Company ("ANR Pipeline") employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and CIG. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. Coastal and several of its subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. In April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases. Action under these suits has been stayed pending a determination on the motion by Mr. Grynberg to have the suits consolidated under the federal Multidistrict Litigation rules.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in several "Superfund" waste disposal sites. At the 11 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $622 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7 million and has made appropriate provisions. At ten other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

     On May 30, 1997, Wyoming Interstate Company, Ltd. ("WIC") filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. Subsequently, WIC and most of the parties reached a settlement resolving all issues in the case. That settlement was ultimately approved by the FERC on June 21, 1999 (the "June 21, 1999 settlement"). Two parties who opposed the FERC-approved settlement were severed from the settlement and a hearing will be scheduled with respect to the issues raised by the severed parties. The resolution of such issues will apply only to the severed parties regardless of whether the resolution produces rates higher or lower than the settlement rates.

     On June 30, 1999, WIC filed with the FERC a new rate case to increase its rates by approximately $8 million annually (based on the rates determined under the June 21, 1999 settlement). On July 29, 1999, the FERC issued its order accepting the rate filing and suspending it for five months to become effective on January 1, 2000. The order also set the case for hearing, but the date for the hearing has not been scheduled.

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

9. Subsequent Event

     In August 1999, the Company issued a total of 18,400,000 FELINE PRIDES(sm) consisting of 17,000,000 Income PRIDES with a stated value of $25 and 1,400,000 Growth PRIDES with a stated value of $25, and also issued $35 million of 6.625% Senior Debentures due August 16, 2004. The Income PRIDES consist of a unit comprised of a 6.625% Senior Debenture due August 16, 2004, having a principal amount of $25 and a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock. The Growth PRIDES consist of a unit comprised of a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock and a 2.5% undivided beneficial interest in a three-year Treasury security having a principal amount at maturity equal to $1,000. The interest rate on the Senior Debentures is to be reset, subject to certain limitations, effective August 16, 2002. Under the terms of the purchase contracts, the Company will issue a minimum of approximately 9.9 million shares up to a maximum of approximately 12.1 million shares of the Company's common stock, depending on the market price upon settlement of the purchase contracts. If the market price of Coastal's common stock is less than or equal to $38.0625, the number of shares to be delivered will be calculated by dividing the stated price by $38.0625. If the market price of Coastal's common stock is greater than $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by $46.4363. If the market price is between $38.0625 and $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by the market price. The Company received total gross proceeds of approximately $460 million before applicable expenses. The proceeds from the issuance of the FELINE PRIDES(sm) and the Senior Debentures were used to repay indebtedness, including indebtedness of subsidiaries.


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

                                                                                   Twelve Months Ended
                                                                           ---------------------------------
                                                                              June 30,        December 31,
                                                                                1999              1998
                                                                           --------------   ----------------
                                                                            (Unaudited)
      Return on average common stockholders' equity..................           14.2%            14.6%
      Cash flow from operating activities to long-term debt..........           23.7%            28.7%
      Total debt to total capitalization.............................           53.2%            52.1%
      Times interest earned (before tax).............................            3.2              3.2

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

     In May 1999, the Company issued $200 million of 6.2% Notes due in 2004 and $200 million of 6.5% Notes due in 2006. The net proceeds from the sale of the notes were used to retire $150 million of 8.75% Senior Notes due May 15, 1999 and to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

      In August 1999, the Company issued a total of 18,400,000 FELINE PRIDES(sm) consisting of 17,000,000 Income PRIDES with a stated value of $25 and 1,400,000 Growth PRIDES with a stated value of $25, and also issued $35 million of 6.625% Senior Debentures due August 16, 2004. The Income PRIDES consist of a unit comprised of a 6.625% Senior Debenture due August 16, 2004, having a principal amount of $25 and a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock. The Growth PRIDES consist of a unit comprised of a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock and a 2.5% undivided beneficial interest in a three-year Treasury security having a principal amount at maturity equal to $1,000. The interest rate on the Senior Debentures is to be reset, subject to certain limitations, effective August 16, 2002. Under the terms of the purchase contracts, the Company will issue a minimum of approximately 9.9 million shares up to a maximum of approximately 12.1 million shares of the Company's common stock, depending on the market price upon settlement of the purchase contracts. If the market price of Coastal's common stock is less than or equal to $38.0625, the number of shares to be delivered will be calculated by dividing the stated price by $38.0625. If the market price of Coastal's common stock is greater than $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by $46.4363. If the market price is between $38.0625 and $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by the market price. The Company received total gross proceeds of approximately $460 million before applicable expenses. The proceeds from the issuance of the FELINE PRIDES(sm) and the Senior Debentures were used to repay indebtedness, including indebtedness of subsidiaries.

     In May 1999, the stockholders approved an increase in the authorized shares of common stock from 250 million to 500 million shares.

     The Company increased its 1999 capital budget for exploration and production to $880 million from $590 million as a result of recent strength in natural gas prices. The expanded budget will be dedicated to the Rocky Mountains, onshore Gulf Coast of Texas and the Gulf of Mexico.

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

     Unused lines of credit at June 30, 1999 were as follows (millions of dollars):

         Short-term........................................    $     609.3
         Long-term*........................................          925.1
                                                               -----------
                                                               $   1,534.4
                                                               ===========

      *$45.1 million of unused long-term credit lines is dedicated to a specific use.

     The FASB has issued FAS 133, as amended by FAS 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

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

     The Company's Year 2000 compliance project relates to both information technology and embedded systems throughout the Company and focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems. Systems are being reviewed in an order of priority that includes an assessment of the potential adverse effects of noncompliance as well as an assessment of the complexity of the system. Assessment has been substantially completed for all systems. It will be necessary to modify or replace certain noncompliant software and hardware so that they will properly utilize dates beyond December 31, 1999. The Company believes that with such remediation, the Year 2000 issue can be mitigated. Necessary remediation and testing activities were essentially completed for substantially all material systems by June 30, 1999. Remaining systems modifications, replacement and testing are planned to be completed before the end of 1999.

     The Company is continuing a formal communications process with outside entities with which the Company conducts business to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, the Company sent letters and questionnaires to these parties and continues to evaluate the responses as received and is following up with those parties that have not responded. The Company does not expect any single noncompliant third party to have a material effect on the Company as it does not rely to a material extent on any single customer or supplier, including telecommunications providers, utilities and banks. However, the Company does not control these parties and there can be no assurance that third-party systems will be timely converted, or that any failure to convert would not have an adverse effect on the Company's systems. The Company will continue to cooperate and communicate with these parties to mitigate potential adverse effects.

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

     The Company has been using both external and internal resources to reprogram or replace its software and embedded systems for the Year 2000 issue. While the Company has included the Year 2000 project in its overall information systems planning process since 1996, certain systems were identified for replacement prior to the organization of the Year 2000 project. These amounts are not included in the Year 2000 project cost estimates, except where the replacement date has been accelerated in order to address Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan total approximately $16 million. The total remaining cost for addressing the Year 2000 issue, which will be funded through operating cash flows, is currently estimated by management to be approximately $2 million.

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

                              Results of Operations

     The changes in the Company's earnings for the three and six month periods ended June 30, 1999 in comparison to the same periods in 1998 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
      Natural gas.............................................    $   286.2   $    311.6    $   622.1   $   727.7
      Refining, marketing and chemicals.......................      1,402.7      1,389.1      2,589.4     2,742.7
      Exploration and production..............................        113.4        124.2        213.9       236.6
      Coal....................................................         61.1         61.7        125.9       115.5
      Power...................................................         34.6         41.5         60.7        69.3
      Other...................................................          3.1          6.0          7.4        12.3
      Adjustments and eliminations............................         (9.0)        (9.7)       (17.7)      (23.2)
                                                                  ---------   ----------    ---------   ---------

                                                                  $ 1,892.1   $  1,924.4    $ 3,601.7   $ 3,880.9
                                                                  =========   ==========    =========   =========

     Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
      Natural gas.............................................    $   115.5   $     99.6    $   302.4   $   293.4
      Refining, marketing and chemicals.......................         63.7         70.0        133.3       117.6
      Exploration and production..............................         24.1         30.3         35.5        55.8
      Coal ...................................................          2.6          4.5          6.9         7.3
      Power...................................................         24.8         25.8         43.7        37.4
      Corporate and other.....................................        (22.0)       (26.2)       (44.1)      (44.2)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   208.7   $    204.0    $   477.7   $   467.3
                                                                  =========   ==========    =========   =========

     Natural Gas. The decrease in operating revenues of $25.4 million for the second quarter can be primarily attributed to lower prices and volumes for gas sales. Operating revenues decreased by $105.6 million in the six months ended June 30, 1999 as a result of lower prices and volumes for gas sales and a benefit of $38.7 million in 1998 first quarter from a rate case settlement. Purchases decreased by $41.5 million for the three-month period and by $89.8 million for the six-month period due to lower natural gas costs and reduced volumes purchased. Gross profit increased by $16.1 million and decreased by $15.8 million for the three-month and six-month periods, respectively.

     Earnings before interest and income taxes ("EBIT") increased by $15.9 million for the second quarter as the result of increased earnings from equity investments of $18.1 million; increased gross profit from gas sales of $10.0 million and increased transportation, storage and gathering revenues of $1.2 million partially offset by increased operating and general expenses of $8.9 million; increased depreciation, depletion and amortization of $2.5 million and other decreases of $2.0 million. The operating and general expense increase results primarily from operations related to the increased gas sales gross profit. EBIT increased by $9.0 million for the six-month period as increased earnings from equity investments of $20.5 million, increased gross profit from gas sales of $14.6 million and a 1998 provision of $16.1 million for environmental compliance and other matters not recurring were partially offset by the 1998 rate case settlement of $38.7 million noted above; decreased transportation, storage and gathering revenues of $2.5 million and other decreases of $1.0 million.

     Refining, Marketing and Chemicals. Operating revenues increased by $13.6 million in the 1999 second quarter due to higher prices and other increases partially offset by lower volumes. The six-month decrease in operating revenues of $153.3 million results from lower prices partially offset by increased volumes. Purchases increased by $47.3 million in the second quarter due primarily to higher prices and decreased by $147.4 million for the six-month period due to lower prices partially offset by increased volumes. The gross profit decrease of $33.7 million for the three months ended June 30, 1999 results from reduced gross margins of $42.7 million and lower volumes of $10.7 million partially offset by an increase of $3.7 million from the sale, trading and exchanging of third-party products and other increases of $16.0 million. The reduced gross margins resulted from second quarter refining margins being the lowest in recent history. Gross profit decreased by $5.9 million for the six-month period as reduced gross margins of $36.7 million were partially offset by increased volumes of $5.6 million; an increase of $7.0 million from the sale, trading and exchanging of third-party products and other increases of $18.2 million. The other increases include recoveries of environmental costs from prior years.

     EBIT decreased by $6.3 million for the second quarter as the decreased gross profit of $33.7 million was partially offset by reduced operating and general expenses of $20.5 million, increased earnings from equity investments of $4.9 million and other of $2.0 million. The EBIT increase of $15.7 million for the six-month period results from reduced operating and general expenses of $13.3 million, increased earnings from equity investments of $6.1 million and other increases of $2.2 million partially offset by the decreased gross profit of $5.9 million. Operating and general expenses decreased as a result of reduced operations at certain petrochemical plants and lower costs for the retail operations.

     Exploration and Production. Operating revenues decreased by $10.8 million and $22.7 million in the three-month and six-month periods, respectively, as a result of lower natural gas prices, reduced crude oil and condensate production and the net effects of hedging activities partially offset by increased natural gas production and higher prices for crude oil and condensate. The EBIT decrease of $6.2 million for the second quarter results from reduced crude oil and condensate production of $6.6 million; lower natural gas prices of $1.7 million; decreases of $10.2 million from the net effects of hedging activities and other decreases of $1.2 million partially offset by higher crude oil and condensate prices of $3.8 million; increased natural gas production of $6.1 million; and decreased depreciation, depletion and amortization of $3.6 million. EBIT decreased by $20.3 million for the six months ended June 30, 1999 as a result of reduced crude oil and condensate production of $11.8 million; lower natural gas prices of $21.8 million and a decrease of $9.1 million from the net effects of hedging activities partially offset by increased natural gas volumes of $13.2 million; reduced depreciation, depletion and amortization of $5.4 million and other increases of $3.8 million. The other increases of $3.8 million for the six-month period result primarily from a business tax refund. The depreciation, depletion and amortization decreases result from a lower rate.

     Coal. Operating revenues for Coal decreased by $.6 million in the second quarter as a result of lower prices and reduced royalty income partially offset by increased volumes. The operating revenue increase of $10.4 million for the six-month period results from increased volumes partially offset by lower prices and reduced royalty income. EBIT decreased by $1.9 million for the three-month period as the result of reduced operating revenues of $.6 million, increased operating and general expenses of $.9 million and other decreases of $.4 million. The EBIT decrease of $.4 million for the six-month period results from increased operating and general expenses of $9.5 million and higher depreciation, depletion and amortization of $1.3 million partially offset by the increased operating revenues of $10.4 million. Operating and general expenses, which include coal costs, increased in both periods as a result of the additional volumes sold.

     Power. The operating revenue decreases of $6.9 million in the three months and $8.6 million in the six-month period are primarily due to a net gain of $13.6 million recorded in the second quarter of 1998 resulting from the restructuring of the power purchase agreement for the Company's Fulton power plant partially offset by revenues from the Rensselaer power plant, which was purchased in March 1999. The EBIT decrease of $1.0 million for the second quarter results from the decreased revenues of $6.9 million, increased depreciation and amortization of $2.0 million and other decreases of $.9 million partially offset by increased earnings from equity investments of $8.8 million. EBIT increased by $6.3 million for the six months ended June 30, 1999 as increased earnings from equity investments of $15.7 million were partially offset by decreased revenues of $8.6 million and other decreases of $.8 million.

     Corporate and Other. The EBIT for these operations, which include certain real estate activities and corporate income and expense not allocated to the operating segments, increased in the second quarter due to increased income from the expected return on pension assets partially offset by dividends on the Company-obligated mandatory redemption preferred securities of a consolidated trust.

     Interest and Debt Expense. Interest and debt expense increased by $5.7 million in the three months and $7.4 million in the six months ended June 30, 1999 as the result of higher average debt partially offset by reduced average interest rates and increased capitalized interest.

     Taxes on Income. Federal income taxes increased by $3.8 million in the three-month period due to increased earnings before income taxes and a higher effective federal income tax rate. The $2.1 million increase in federal income taxes for the six-month period results from increased earnings before income taxes partially offset by a lower effective federal income tax rate. State income taxes decreased by $6.6 million and $10.6 million in the three months and six months, respectively, due to a tax refund, lower effective rates, and other changes.

     Earnings from Discontinued Operations. The 1998 earnings for the three-month and six-month periods (net of income tax expense of $1.7 million and $.7 million, respectively), represents the operating results of the Company's 50%- owned trucking operation, which has been discontinued.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in several "Superfund" waste disposal sites. At the 11 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $622 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $7 million and has made appropriate provisions. At ten other sites, the EPA is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs. Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At the third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

Item 2.B. Other Developments.

     In March 1999, the Company announced that it would commence development of the proposed Gulfstream Natural Gas System ("Gulfstream System"). The Gulfstream System would consist of approximately 700 miles of pipeline and related facilities, originating near Mobile, Alabama and crossing the Gulf of Mexico in a southeasterly direction to Manatee County, Florida. A study corridor for the pipeline would begin in the vicinity of Piney Point, Manatee County, Florida, cross the Florida Peninsula in an easterly direction and end near Fort Pierce, St. Lucie County. The anticipated in-service date for the proposed Gulfstream System is June 2002.

     In May 1999, the Company announced that a subsidiary, Coastal Power Company ("Coastal Power") will build a 265-megawatt gas-fired power plant northeast of Denver, with construction of the facility to begin in the summer of 1999. The plant will be owned and operated by Fulton Cogeneration Associates, L.P., an affiliate of Coastal Power, and it is expected that beginning in May 2000, production of the plant will be sold to Public Service Company of Colorado. CIG will transport natural gas to the plant.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information required hereunder is incorporated by reference into
Part II of this Report from Note 8 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The 1999 Annual Meeting of Stockholders of the Company was held on May 6, 1999. At such meeting all three directors nominated as a Class I director were elected uncontested: (i) 187,258,282 votes were cast for the election of Harold Burrow and 2,699,804 votes were withheld; (ii) 219,500,145 votes were cast for the election of John M. Bissell and 1,962,641 votes were withheld;
(iii) 219,347,840 votes were cast for the election of Jerome S. Katzin and 2,114,946 votes were withheld.

          The Company proposed to increase the authorized shares of Common Stock from 250 million shares to 500 million shares. The proposal was approved; 205,277,229 affirmative votes and 15,504,710 negative votes were cast with respect to such matter. There were also 680,567 abstentions and no broker non-votes.

          Stockholders who desire to submit proposals to the Company for consideration for inclusion in the Company's Proxy Statement and form of proxy for the 2000 Annual Meeting of Stockholders of Coastal must submit such proposals to the Secretary of the Company by November 26, 1999. Stockholders who intend to submit a proposal at the Annual Meeting without requesting its inclusion in the Proxy Statement must submit such proposal to the Secretary of the Company by February 9, 2000.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               11 - Statement re Computation of Per Share Earnings. 27 - Financial Data Schedule.

          (b) Reports on Form 8-K.

               (1) A report on Form 8-K was filed on May 7, 1999. The item reported was:

                   Item 7.  Financial Statements and Exhibits.

                   (c) Exhibits. The following document is filed as an exhibit to this current report.

                        99.1 Press release issued April 22, 1999, entitled "Coastal Reports Record First Quarter Earnings -- Up 11 Percent."

               (2) A report on Form 8-K was filed on May 10, 1999. The item reported was:

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

                                                   THE COASTAL CORPORATION
                                                        (Registrant)

Date:  August 11, 1999                    By:           COBY C. HESSE
                                               --------------------------------
                                                        Coby C. Hesse
                                                Senior Executive Vice President
                                               and Principal Accounting Officer
                                                  (As Authorized Officer and
                                                   Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                Description
-------------------------------------------------------------------------------

  11    Statement Re Computation of Per Share Earnings
  27    Financial Data Schedule