Form 10-Q
period 1999-09-30
COASTAL CORP
filed 1999-11-12
CIK 21267

------------------------------------------------------------------------------
------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                                                        OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________ Commission file number 1-7176


                             THE COASTAL CORPORATION
            (Exact name of registrant as specified in its character)



              Delaware                                   74-1734212
 (State or other jurisdiction of
  incorporation or organization)           (I.R.S. Employer Identification No.)



                 Coastal Tower
              Nine Greenway Plaza
                Houston, Texas                             77046-0995
   (Address of principal executive offices)                (Zip Code)



       Registrant's telephone number, including area code: (713) 877-1400



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 29, 1999, there were outstanding 213,265,868 shares of Common Stock, 33-1/3 cents par value per share, and 346,441 shares of Class A Common Stock, 33-1/3 cents par value per share, of the Registrant.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1999                1998
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      56.2        $     106.9
   Receivables, less allowance for doubtful accounts of $17.4 million
      (1999) and $15.9 million (1998)......................................           1,520.9            1,142.8
   Inventories.............................................................             757.2              499.5
   Prepaid expenses and other..............................................             225.3              220.6
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,559.6            1,969.8
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           6,180.3            6,069.2
   Refining, crude oil and chemical facilities.............................           2,502.0            2,424.2
   Gas and oil properties - at full-cost...................................           3,659.3            2,870.8
   Other...................................................................             546.6              366.6
                                                                                  -----------        -----------
                                                                                     12,888.2           11,730.8
   Accumulated depreciation, depletion and amortization....................           3,947.8            3,706.9
                                                                                  -----------        -----------
                                                                                      8,940.4            8,023.9
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             456.5              470.8
   Investments - equity method.............................................           1,368.9              970.8
   Other...................................................................             938.3              868.8
                                                                                  -----------        -----------
                                                                                      2,763.7            2,310.4
                                                                                  -----------        -----------
                                                                                  $  14,263.7        $  12,304.1
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable...........................................................       $     100.0       $      87.0
   Accounts payable........................................................           2,026.7           1,488.0
   Accrued expenses........................................................             406.1             305.0
   Current maturities on long-term debt....................................              25.4             126.5
                                                                                  -----------       -----------
      Total Current Liabilities............................................           2,558.2           2,006.5
                                                                                  -----------       -----------

Debt:
   Long-term debt, excluding current maturities............................           4,944.5           3,999.3
                                                                                  -----------       -----------

Deferred Credits and Other:
   Deferred income taxes...................................................           1,828.4           1,717.7
   Other deferred credits..................................................             746.6             704.8
                                                                                  -----------       -----------
                                                                                      2,575.0           2,422.5
                                                                                  -----------       -----------

Preferred Stock:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................             300.0             300.0
   Issued by subsidiaries..................................................             100.0             100.0
                                                                                  -----------       -----------
                                                                                        400.0             400.0
                                                                                  -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $7.4 million).....................................................                 -                 -
   Class A common stock....................................................                .1                .1
   Common stock............................................................              72.5              72.2
   Additional paid-in capital..............................................           1,036.4           1,016.2
   Retained earnings.......................................................           2,809.5           2,519.8
                                                                                  -----------       -----------
                                                                                      3,918.5           3,608.3
   Less common stock in treasury - at cost.................................             132.5             132.5
                                                                                  -----------       -----------
                                                                                      3,786.0           3,475.8
                                                                                  -----------       -----------
                                                                                  $  14,263.7       $  12,304.1
                                                                                  ===========       ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

Operating Revenues............................................    $ 2,060.1   $  1,661.6    $ 5,661.8   $ 5,542.5
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      1,295.5        966.9      3,425.7     3,330.1
   Operating and general expenses.............................        442.2        421.9      1,266.7     1,271.1
   Depreciation, depletion and amortization...................        124.2        111.2        348.6       334.9
                                                                  ---------   ----------    ---------   ---------
                                                                    1,861.9      1,500.0      5,041.0     4,936.1
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         22.9         25.7         78.0        48.2
                                                                  ---------   ----------    ---------   ---------

Earnings Before Interest and Income Taxes.....................        221.1        187.3        698.8       654.6
                                                                  ---------   ----------    ---------   ---------

Interest and debt expense, less $8.6 million (1999) and $6.7 million (1998)
   three months and $24.4 million (1999) and $18.5 million (1998)
   nine months capitalized....................................         81.5         70.1        240.0       221.2
Taxes on income...............................................         37.5         25.4        128.9       125.3
                                                                  ---------   ----------    ---------   ---------

Earnings from continuing operations...........................        102.1         91.8        329.9       308.1
Loss from discontinued operations.............................            -         (2.3)           -        (1.1)
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................        102.1         89.5        329.9       307.0
Dividends on Preferred Stock..................................            -           .1           .2         6.0
                                                                  ---------   ----------    ---------   ---------

Net Earnings Available
   to Common Stockholders.....................................    $   102.1   $     89.4    $   329.7   $   301.0
                                                                  =========   ==========    =========   =========

Basic Earnings Per Share:
   From continuing operations.................................    $     .48   $      .43    $    1.55   $    1.42
   Discontinued operations....................................            -         (.01)           -           -
                                                                  ---------   ----------    ---------   ---------
   Net basic earnings per share...............................    $     .48   $      .42    $    1.55   $    1.42
                                                                  =========   ==========    =========   =========

Diluted Earnings Per Share:
   From continuing operations.................................    $     .47   $      .42    $    1.52   $    1.40
   Discontinued operations....................................            -         (.01)           -        (.01)
                                                                  ---------   ----------    ---------   ---------
   Net diluted earnings per share.............................    $     .47   $      .41    $    1.52   $    1.39
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $   .0625   $    .0625    $   .1875   $    .175
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)


                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1999                          1998
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Preferred stock, par value
   331/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             56   $        -               58   $        -
           Converted to common.........................             (3)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             53            -               56            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             61            -               68            -
           Converted to common.........................             (1)           -               (6)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             60            -               62            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             28            -               30            -
           Converted to common.........................             (1)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             27            -               28            -
                                                           ===========   ----------      ===========   ----------

      Cumulative preferred:
      $2.125, Series H, liquidation amount of
         $25 per share:
           Beginning balance...........................              -            -            8,000          2.6
           Redeemed....................................              -            -           (8,000)        (2.6)
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................              -            -                -            -
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 331/3(cent) per share,
   authorized 2,700,000 shares:
      Beginning balance................................            354           .1              366           .1
      Converted to common..............................            (10)           -              (12)           -
      Conversion of preferred stock and exercise of
         stock options.................................              3            -                1            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            347           .1              355           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 331/3(cent) per share,
   authorized 500,000,000 shares:
      Beginning balance................................        216,765         72.2          110,117         36.7
      Conversion of preferred stock....................             48            -               54            -
      Conversion of Class A common stock...............             10            -               12            -
      Two-for-one stock split..........................              -            -          106,268         35.4
      Exercise of stock options........................            820           .3              208           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        217,643   $     72.5          216,659   $     72.2
                                                           ===========   ----------      ===========   ----------

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)


                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     1999                          1998
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)

Additional paid-in capital:
   Beginning balance...................................                  $  1,016.2                    $  1,243.6
   Exercise of stock options...........................                        13.7                           5.7
   Two-for-one stock split.............................                           -                         (35.4)
   Issuance of FELINE PRIDES(sm).......................                         6.5                             -
   Redemption of Series H preferred stock..............                           -                        (197.4)
                                                                         ----------                    ----------
   Ending balance......................................                     1,036.4                       1,016.5
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,519.8                       2,131.9
   Net earnings for period.............................                       329.9                         307.0
   Dividends on preferred stock........................                         (.2)                         (6.0)
   Dividends on common stock...........................                       (40.0)                        (37.1)
                                                                         ----------                    ----------
   Ending balance......................................                     2,809.5                       2,395.8
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,396       (132.5)           4,395       (132.5)
                                                           ===========   -----------     ===========   ----------

Total..................................................                  $  3,786.0                    $  3,352.1
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      1999            1998
                                                                                   ---------        --------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Earnings from continuing operations.........................................    $   329.9        $  308.1
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        351.3           337.3
      Deferred income taxes....................................................         96.4            86.4
      Undistributed earnings from equity investments...........................        (29.3)          (31.2)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................       (397.6)          333.0
         Inventories...........................................................       (155.7)           89.9
         Prepaid expenses and other............................................         13.6            (6.5)
         Accounts payable......................................................        393.6          (434.4)
         Accrued expenses......................................................        101.6           119.7
         Other.................................................................        119.5           101.0
                                                                                   ---------        --------
                                                                                       823.3           903.3
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................     (1,226.8)         (917.6)
   Proceeds from sale of property, plant and equipment.........................          9.4            28.9
   Additions to investments....................................................       (359.5)         (199.0)
   Proceeds from investments...................................................         15.1            10.9
   Net from discontinued operations............................................            -            11.4
                                                                                   ---------        --------
                                                                                    (1,561.8)       (1,065.4)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase in short-term notes ...............................................        153.0            96.0
   Redemption of preferred stock...............................................            -          (200.0)
   Proceeds from issuing common stock..........................................         14.0             5.8
   Proceeds from long-term debt issues.........................................      1,065.2           397.0
   Proceeds from issuing Company-obligated mandatory
      redemption preferred securities of a consolidated trust..................            -           300.0
   Payments to retire long-term debt...........................................       (504.2)         (393.5)
   Dividends paid..............................................................        (40.2)          (43.1)
                                                                                   ---------        --------
                                                                                       687.8           162.2
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................        (50.7)             .1

Cash and Cash Equivalents at Beginning of Period...............................        106.9            20.5
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    56.2        $   20.6
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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $214.6 million and $212.2 million for the nine months ended September 30, 1999 and 1998, respectively. Cash payments for income taxes amounted to $8.1 million and $41.8 million for the nine months ended September 30, 1999 and 1998, respectively.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                 September 30,      December 31,
                                                                                    1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)

   Refined products, crude oil and chemicals...............................      $     582.9         $    306.9
   Natural gas in underground storage......................................                -               32.0
   Coal, materials and supplies............................................            174.3              160.6
                                                                                 -----------         ----------
                                                                                 $     757.2         $    499.5
                                                                                 ===========         ==========

      Elements included in inventory cost are material, labor and manufacturing expense.

3.    Debt

      At September 30, 1999, the Company had $640 million of outstanding indebtedness to banks under short-term lines of credit. The Company's financial statements at September 30, 1999 reflect $540 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $400 million as of December 31, 1998.

      In August 1999, the Company issued a total of 18,400,000 FELINE PRIDES(sm) consisting of 17,000,000 Income PRIDES with a stated value of $25 and 1,400,000 Growth PRIDES with a stated value of $25, and also issued $35 million of 6.625% Senior Debentures, having a principal amount of $25 and due August 16, 2004 (the "Senior Debentures"). The Income PRIDES consist of a unit comprised of a Senior Debenture and a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock. The Growth PRIDES consist of a unit comprised of a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock and a 2.5% undivided beneficial interest in a three-year Treasury security having a principal amount at maturity equal to $1,000. The interest rate on the Senior Debentures is to be reset, subject to certain limitations, effective August 16, 2002. Under the terms of the purchase contracts, the Company will issue shares of the Company's common stock in a number ranging from a minimum of approximately 9.9 million shares up to a maximum of approximately 12.1 million, depending on the market price, upon settlement of the purchase contracts. If the market price of Coastal's common stock is less than or equal to $38.0625, the number of shares to be delivered will be calculated by dividing the stated price by $38.0625. If the market price of Coastal's common stock is greater than $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by $46.4363. If the market price is between $38.0625 and $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by the market price. The Company received total gross proceeds of approximately $460 million before applicable expenses. The proceeds from the issuance of the FELINE PRIDES(sm) and the Senior Debentures were used to repay indebtedness, including indebtedness of subsidiaries.

4.    Common Stock

      On September 30, 1999, 12,385,276 shares of Common Stock of the Company were reserved for employee stock option plans, 1,216,105 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 347,236 shares were reserved for conversion of outstanding Class A Common Stock and 16,602 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of shares reserved for conversion of the Series A, B, and C Preferred Stocks.

      During the nine months ended September 30, 1999, the Company has granted options to purchase 1,751,250 common shares under stock option plans with exercise prices ranging from $32.72 to $40.25. The exercise prices are equal to the market price of the common shares at grant date.

5.    Segment Information

      The Company's operating revenues from external customers, intersegment revenues and earnings (loss) before interest and income taxes for the three- and nine-months ended September 30, 1999 and 1998 are shown as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ----------------------    ---------------------
                                                                    1999        1998         1999         1998
                                                                   ---------   ----------    ---------   ---------
                                                                       (Unaudited)               (Unaudited)

   Operating Revenues From External Customers:
      Natural gas.............................................    $   279.3   $    268.8    $   899.8   $   996.5
      Refining, marketing and chemicals.......................      1,527.7      1,196.2      4,116.2     3,937.1
      Exploration and production..............................        151.7        103.5        354.5       325.0
      Power...................................................         34.0         23.2         94.7        92.5
      Coal....................................................         66.1         65.2        192.0       180.7
      Corporate and other.....................................          1.3          4.7          4.6        10.7
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 2,060.1   $  1,661.6    $ 5,661.8   $ 5,542.5
                                                                  =========   ==========    =========   =========

      Intersegment revenues for the three-month period were as follows: Natural gas - $.8 million (1999); Refining, marketing and chemicals - $.1 million
(1999), $.3 million (1998); Exploration and production - $7.8 million (1999), $4.4 million (1998); and Corporate and other - $2.5 million (1999), $1.8 million
(1998).

      Intersegment revenues for the nine-month period were as follows: Natural gas - $2.4 million (1999); Refining, marketing and chemicals - $1.0 million
(1999), $2.1 million (1998); Exploration and production - $18.9 million (1999), $19.5 million (1998); and Corporate and other - $6.6 million (1999), $8.1 million (1998).

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.............................................    $   113.6   $    109.1    $   416.0   $   402.5
      Refining, marketing and chemicals.......................         52.6         58.7        185.9       176.3
      Exploration and production..............................         53.4         15.9         88.9        71.7
      Power...................................................         21.3         14.8         65.0        52.2
      Coal....................................................          5.9          7.7         12.8        15.0
      Corporate and other.....................................        (25.7)       (18.9)       (69.8)      (63.1)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   221.1   $    187.3    $   698.8   $   654.6
                                                                  =========   ==========    =========   =========

6.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

   Current Income Taxes:
      Federal.................................................    $     4.0   $      6.3    $    20.0   $    24.9
      Foreign.................................................          2.6          1.1          5.4         4.1
      State...................................................          3.8          1.9          7.1         9.9
                                                                  ---------   ----------    ---------   ---------
                                                                       10.4          9.3         32.5        38.9
                                                                  ---------   ----------    ---------   ---------

   Deferred Income Taxes:
      Federal.................................................         29.0         12.7         99.0        78.0
      Foreign.................................................           .4          1.1          2.1         2.6
      State...................................................         (2.3)         2.3         (4.7)        5.8
                                                                  ---------   ----------    ---------   ---------
                                                                       27.1         16.1         96.4        86.4
                                                                  ---------   ----------    ---------   ---------

                                                                  $    37.5   $     25.4    $   128.9   $   125.3
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

                                   Three Months Ended September 30, 1999       Nine Months Ended September 30, 1999
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   ----------   ------------   ---------     ----------    ------------   ---------
                                                 (Unaudited)                                (Unaudited)

      Earnings from continuing
      operations...............    $    102.1                                $    329.9
      Less preferred stock
      dividends................             -                                        .2
                                   ----------                                ----------
      Basic earnings per share
      from continuing operations
        Income available to
        common stockholders....         102.1        213,496   $     .48          329.7         213,166   $    1.55
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,835                          -           2,524
        Convertible preferred stock         -          1,235                         .2           1,251
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
      from continuing operations
        Income available to
        common stockholders
        plus assumed conversions   $    102.1        217,566   $     .47     $    329.9         216,941   $    1.52
                                   ==========   ============   =========     ==========    ============   =========


                                   Three Months Ended September 30, 1998       Nine Months Ended September 30, 1998
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   ----------   ------------   ---------     ----------    ------------   ---------
                                                 (Unaudited)                                (Unaudited)

      Earnings from continuing
      operations...............    $     91.8                                $    308.1
      Less preferred stock
      dividends................            .1                                       6.0
                                   ----------                                ----------
      Basic earnings per share
      from continuing operations
        Income available to
        common stockholders....          91.7        212,588   $     .43          302.1         212,497   $    1.42
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,013                          -           2,204
        Convertible preferred stock        .1          1,297                         .3           1,327
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
      from continuing operations
        Income available to
        common stockholders
        plus assumed conversions   $     91.8        215,898   $     .42     $    302.4         216,028   $    1.40
                                   ==========   ============   =========     ==========    ============   =========

8.    Litigation, Regulatory and Environmental Matters

      Litigation Matters

      In December 1992, certain of Colorado Interstate Gas Company's ("CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998, and the parties are awaiting the Court's decision.

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

      In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline Company ("ANR Pipeline") employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action. Plaintiffs filed with the Michigan Court of Appeals an application for leave to appeal the denial of the class certification. On November 5, 1999, the Michigan Court of Appeals denied the application for leave to appeal.

      In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and CIG. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997, and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as 10 years) and penalties of up to $10,000 per false claim. Coastal and several of its subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan (the "Grynberg suits"). In April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases. In response to a motion filed by Mr. Grynberg, the MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming.

      In May 1999, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners and state taxing authorities, instituted a legal proceeding in State Court, Stevens County, Kansas against over 200 gas pipeline companies, including several Coastal subsidiaries (the "Quinque suit"). The Quinque suit seeks unspecified damages and seeks treble damages for the alleged mismeasurement of the heating value and the volume of all natural gas measured in the United States since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners and state taxing authorities. The suit has been removed to the U.S. District Court, Southern District of Kansas. The defendants in the Quinque suit have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings.

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the 10 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $624 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $8 million and has made appropriate provisions. At the eleventh previously reported site, the Company's potential liability has been settled by a consent order under which none of the remediation costs were apportioned to the Company's subsidiary. At eight other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

      Additionally, certain subsidiaries of the Company have been named as PRPs in four state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At a third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis. At the fourth site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

      Regulatory Matters

      On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues. Comments on both of these matters were due on April 22, 1999, and Coastal's interstate pipeline subsidiaries filed comments with the FERC on that date, urging the FERC, among other things, to modify its rate, service and certification policies for such pipelines.

      On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits. On October 19, 1999, Coastal's interstate pipeline subsidiaries sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. The matter is still pending.

      On May 30, 1997, Wyoming Interstate Company, Ltd. ("WIC") filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. WIC and most of the parties subsequently reached a settlement resolving all issues in the case. That settlement was ultimately approved by the FERC on June 21, 1999 (the "June 21, 1999 settlement"). Two parties opposed the settlement and the FERC initially severed them from the settlement and ordered a separate hearing on their issues. However, on October 13, 1999, the FERC determined that the settlement should also apply to those parties as well, inasmuch as WIC had filed a new rate case (discussed below) which would become effective before any decision could be reached and implemented.

      On July 1, 1999, WIC filed with the FERC a new rate case to increase its rates by approximately $8 million annually (based on the rates determined under the June 21, 1999 settlement). On July 29, 1999, the FERC issued its order accepting the rate filing and suspending it for five months to become effective on January 1, 2000. The order also set the case for hearing, which is currently scheduled to commence in the second half of 2000.

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

                                                                                   Twelve Months Ended
                                                                           ---------------------------------
                                                                            September 30,     December 31,
                                                                                1999              1998
                                                                           --------------   ----------------
                                                                             (Unaudited)

      Return on average common stockholders' equity..................           14.1%            14.6%
      Cash flow from operating activities to long-term debt..........           21.6%            28.7%
      Total debt to total capitalization.............................           54.8%            52.1%
      Times interest earned (before tax).............................            3.2              3.2

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

      In August 1999, the Company issued a total of 18,400,000 FELINE PRIDES(sm) consisting of 17,000,000 Income PRIDES with a stated value of $25 and 1,400,000 Growth PRIDES with a stated value of $25, and also issued $35 million of 6.625% Senior Debentures, having a principal amount of $25 and due August 16, 2004 (the "Senior Debentures"). The Income PRIDES consist of a unit comprised of a Senior Debenture and a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock. The Growth PRIDES consist of a unit comprised of a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock and a 2.5% undivided beneficial interest in a three-year Treasury security having a principal amount at maturity equal to $1,000. The interest rate on the Senior Debentures is to be reset, subject to certain limitations, effective August 16, 2002. Under the terms of the purchase contracts, the Company will issue shares of the Company's common stock in a number ranging from a minimum of approximately 9.9 million shares up to a maximum of approximately 12.1 million, depending on the market price, upon settlement of the purchase contracts. If the market price of Coastal's common stock is less than or equal to $38.0625, the number of shares to be delivered will be calculated by dividing the stated price by $38.0625. If the market price of Coastal's common stock is greater than $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by $46.4363. If the market price is between $38.0625 and $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by the market price. The Company received total gross proceeds of approximately $460 million before applicable expenses. The proceeds from the issuance of the FELINE PRIDES(sm) and the Senior Debentures were used to repay indebtedness, including indebtedness of subsidiaries.

      In May 1999, the stockholders approved an increase in the authorized shares of common stock from 250 million to 500 million shares.

      The Company increased its 1999 capital budget for exploration and production to $980 million from the initial level of $590 million as a result of recent strength in natural gas prices. The expanded budget will be dedicated to the Rocky Mountains, onshore Gulf Coast of Texas and the Gulf of Mexico.

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

      Unused lines of credit at September 30, 1999 were as follows (millions of dollars):

         Short-term..................................    $     982.3
         Long-term*..................................          698.0
                                                         -----------
                                                         $   1,680.3
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

      Year 2000. Coastal, like most other companies, is addressing the Year 2000 issue. This global issue is the result of computer programs written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 instead of the year 2000. This global condition could result in a system failure or miscalculations causing disruptions of operations.

      The Company's Year 2000 compliance project relates to both information technology and embedded systems throughout the Company and has focused on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems. Necessary assessments, modifications or replacement and the testing of systems critical for the delivery of products and services have been completed. The Company, therefore, believes it has met its Year 2000 readiness objectives.

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

      The Company has prepared a Year 2000 contingency plan. The primary goals of the plan are to maintain continuity of operations, timely resume any operations that have been interrupted, preserve Company assets and protect the environment. Coastal's diversity and distribution on a business unit, geographical and customer basis are expected to naturally reduce the risk of major disruptions to worldwide operations due to any Year 2000-related occurrence. Similarly, the Company's distributed information systems and wide scope of relationships with financial institutions, suppliers and vendors will most likely aid in limiting and localizing any individual Year 2000 failure to specific operations or facilities. Also, in recent years the Company has replaced or updated a significant portion of its computer hardware and software. The contingency plan, which is reviewed on an ongoing basis, includes manual intervention, if necessary, to operate noncompliant facilities or systems until they can be modified or replaced. Notwithstanding the foregoing, due to the nature of contingency planning, there can be no assurance that such plans will acceptably mitigate the risk of material impact to the Company's operations due to any Year 2000-related incident.

      The Company has used both external and internal resources to reprogram or replace its software and embedded systems for the Year 2000 issue. While the Company has included the Year 2000 project in its overall information systems planning process since 1996, certain systems were identified for replacement prior to the organization of the Year 2000 project. These amounts are not included in the Year 2000 project cost estimates, except where the replacement date has been accelerated in order to address Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan total approximately $18 million. The total remaining expenditures are estimated to be less than $1 million.

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

                              Results of Operations

      The changes in the Company's earnings for the three and nine month periods ended September 30, 1999 in comparison to the same periods in 1998 are a result of the following:

      Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   280.1   $    268.8    $   902.2   $   996.5
      Refining, marketing and chemicals.......................      1,527.8      1,196.5      4,117.2     3,939.2
      Exploration and production..............................        159.5        107.9        373.4       344.5
      Power...................................................         34.0         23.2         94.7        92.5
      Coal....................................................         66.1         65.2        192.0       180.7
      Other...................................................          3.8          6.5         11.2        18.8
      Adjustments and eliminations............................        (11.2)        (6.5)       (28.9)      (29.7)
                                                                  ---------   ----------    ---------   ---------

                                                                  $ 2,060.1   $  1,661.6    $ 5,661.8   $ 5,542.5
                                                                  =========   ==========    =========   =========

      Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     1999        1998         1999         1998
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)

      Natural gas.............................................    $   113.6   $    109.1    $   416.0   $   402.5
      Refining, marketing and chemicals.......................         52.6         58.7        185.9       176.3
      Exploration and production..............................         53.4         15.9         88.9        71.7
      Power...................................................         21.3         14.8         65.0        52.2
      Coal ...................................................          5.9          7.7         12.8        15.0
      Corporate and other.....................................        (25.7)       (18.9)       (69.8)      (63.1)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   221.1   $    187.3    $   698.8   $   654.6
                                                                  =========   ==========    =========   =========

      Natural Gas. The increase in operating revenues of $11.3 million for the third quarter can be primarily attributed to increased prices and volumes for gas sales. Operating revenues decreased by $94.3 million for the nine months ended September 30, 1999 as a result of lower prices and volumes for gas sales; a benefit of $38.7 million in the 1998 first quarter from a rate case settlement and reduced transportation, storage and gathering revenues. Purchases increased by

$7.9 million for the three-month period due primarily to increased natural gas costs and volumes, resulting in a gross profit increase of $3.4 million. Purchases decreased by $81.9 million in the nine-month period due primarily to reduced natural gas costs and volumes, resulting in a gross profit decrease of $12.4 million.

      Earnings before interest and income taxes ("EBIT") increased by $4.5 million for the third quarter as the result of increased gross profit from gas sales of $7.4 million; increased transportation, storage and gathering revenues of $5.1 million; improved gross profit from extraction plants of $10.6 million; increased earnings from equity investments of $1.3 million; reduced operating and general expenses of $1.2 million and other of $5.6 million partially offset by proceeds of $26.7 million received in 1998 from the termination of gas transportation contracts. The EBIT increase of $13.5 million for the nine months ended September 30, 1999 results from increased gross profit from gas sales of $37.3 million, increased earnings from equity investments of $21.8 million, a 1998 provision of $16.1 million for environmental compliance and other matters not recurring and other increases of $3.7 million partially offset by the 1998 rate case settlement of $38.7 million and proceeds of $26.7 million received in 1998 from the termination of gas transportation contracts.

      Refining, Marketing and Chemicals. Operating revenues increased by $331.3 million in the 1999 third quarter and by $178.0 million in the nine-month period due primarily to higher prices and other increases partially offset by lower volumes. Purchases increased by $324.6 million and $177.2 million in the three and nine months, respectively, primarily as a result of higher costs partially offset by reduced volumes. The gross profit increase of $6.7 million for the three-month period ended September 30, 1999 results from increased margins of $13.5 million; an increase of $13.1 million from the sale, trading and exchanging of third-party products and other increases of $6.2 million partially offset by reduced volumes of $26.1 million. Gross profit increased by $.8 million for the nine-month period due to an increase of $20.1 million from the sale, trading and exchanging of third-party products and other increases of $19.9 million, primarily from recoveries of environmental costs from prior years, partially offset by reduced margins of $18.7 million and lower volumes of $20.5 million.

      EBIT decreased by $6.1 million for the third quarter as increased operating and general expenses of $20.7 million were partially offset by the increased gross profit of $6.7 million, increased earnings from equity investments of $7.3 million and other increases of $.6 million. The EBIT increase of $9.6 million for the nine months ended September 30, 1999 results from the increased gross profit of $.8 million, increased earnings from equity investments of $13.4 million and other increases of $2.7 million partially offset by increased operating and general expenses of $7.3 million. Operating and general expenses increased in both periods primarily as a result of increased throughput at the Company's refineries.

      Exploration and Production. Operating revenues increased by $51.6 million and $28.9 million in the three-month and nine-month periods, respectively, primarily as a result of improved prices for both natural gas and crude oil and condensate and higher natural gas production volumes partially offset by lower crude oil and condensate volumes and the net effects of hedging activities. The EBIT increase of $37.5 million for the third quarter results from improved product prices of $43.5 million, higher natural gas production of $27.6 million and other increases of $2.1 million partially offset by decreases of $23.8 million from the net effects of hedging activities; increased depreciation, depletion and amortization of $10.7 million and reduced crude oil and condensate production of $1.2 million. EBIT increased by $17.2 million for the nine-month period as improved prices of $21.7 million, increased natural gas production of $40.8 million and other increases of $6.0 million were partially offset by decreases of $32.9 million from the net effects of hedging activities; increased depreciation, depletion and amortization of $5.3 million and decreased crude oil and condensate production of $13.1 million. The depreciation, depletion and amortization increases result from increased volumes partially offset by a lower depreciation rate. The other increases of $6.0 million for the nine-month period result primarily from a business tax refund.

      Power. The operating revenue increase for the third quarter of $10.8 million results primarily from the Rensselaer power plant, which was acquired in March 1999, and an increase from the El Salvador operations. Operating revenues increased by $2.2 million for the nine months ended September 30, 1999 as a result of Rensselaer power plant revenues partially offset by a net gain of $13.6 million recorded in the second quarter of 1998 resulting from the restructuring of the power purchase agreement for the Company's Fulton power plant. The EBIT increase of $6.5 million for the third quarter results from increased revenues of $10.8 million and improved earnings from equity investments of $4.7 million partially offset by increased operating and general expenses of $7.4 million and higher depreciation and amortization of $1.6 million. EBIT increased by $12.8 million for the nine months ended September 30, 1999 as increased revenues of $2.2 million and improved earnings from equity investments of $20.4 million were partially offset by increases for operating and general expenses of $6.2 million and depreciation and amortization of $3.6 million. The increases for operating and general expenses and depreciation and amortization in both periods is primarily due to the Rensselaer operations.

      Coal. Operating revenues for Coal increased by $.9 million and $11.3 million in the three-month and nine-month periods, respectively, primarily as a result of increased volumes partially offset by lower prices and a 1998 third quarter gain from the sale of reclaimed mine properties. EBIT decreased by $1.8 million for the three-month period as increased operating and general expenses of $2.6 million and other decreases of $.1 million were partially offset by increased revenues of $.9 million. The EBIT decrease of $2.2 million for the nine-month period results from increased operating and general expenses of $12.1 million and higher depreciation, depletion and amortization of $1.4 million partially offset by the revenue increase of $11.3 million. Operating and general expenses, which include coal costs, increased in both periods as a result of the additional volumes sold.

      Corporate and Other. The EBIT for these operations, which include certain real estate activities and corporate income and expense not allocated to the operating segments, decreased in the third quarter due to increased expenses related to financing activities. The decrease for the nine-month period results from dividends on the Company-obligated mandatory redemption preferred securities of a consolidated trust and increased expenses from financing activities partially offset by increased income from the expected return on pension assets.

      Interest and Debt Expense. Interest and debt expense increased by $11.4 million in the three months and $18.8 million in the nine months ended September 30, 1999 as the result of higher average debt partially offset by reduced average interest rates and increased capitalized interest.

      Taxes on Income. Federal income taxes increased by $14.0 million and $16.1 million in the three-month and nine-month periods, respectively, as a result of increased earnings before federal income taxes and a higher effective federal income tax rate. State income taxes decreased by $2.7 million in the three months and $13.3 million in the nine months ended September 30, 1999 due to a tax refund, lower effective rates and other changes.

      Loss from Discontinued Operations. The 1998 losses for the three-month and nine-month periods (net of income tax benefits of $1.3 million and $.6 million, respectively), represent the operating results of the Company's 50%-owned trucking operation, which has been discontinued.

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the 10 sites for which there is sufficient information, total cleanup costs are estimated to be approximately $624 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $8 million and has made appropriate provisions. At the eleventh previously reported site, the Company's potential liability has been settled by a consent order under which none of the remediation costs were apportioned to the Company's subsidiary. At eight other sites, the Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

      Additionally, certain subsidiaries of the Company have been named as PRPs in four state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. There is not sufficient information to estimate the remedial costs or the Company's pro-rata exposure at this site. At a third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis. At the fourth site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information required hereunder is incorporated by reference into
Part II of this Report from Note 8 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" set forth in Part I of this Report.

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

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              11 - Statement re Computation of Per Share Earnings. 27 - Financial Data Schedule.

          (b) Reports on Form 8-K.

              (1) A report on Form 8-K was filed on July 22, 1999. The item reported was:

                  Item 7.  Financial Statements and Exhibits.

                           (c) Exhibits.

                               (12) Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

              (2) A report on Form 8-K was filed on July 23, 1999. The item reported was:

                  Item 7.  Financial Statements and Exhibits.

                           (c) Exhibits. The following document is filed as an
                               exhibit to this current report.

                               99.1   Press release issued July 22, 1999,
                                      entitled "Coastal Reports Record Second
                                      Quarter Earnings From Continuing
                                      Operations."

              (3) A report on Form 8-K was filed on July 27, 1999. The item reported was:

                  Item 7.  Financial Statements and Exhibits.

                           (c) Exhibits. The following document is filed as an
                               exhibit to this current report.

                               99.1   Press release issued July 22, 1999,
                                      entitled "Coastal Reports Record Second
                                      Quarter Earnings From Continuing
                                      Operations."



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE COASTAL CORPORATION
                                                  (Registrant)

Date:  November 12, 1999        By:                 COBY C. HESSE
                                           -----------------------------
                                                    Coby C. Hesse
                                           Senior Executive Vice President
                                          and Principal Accounting Officer
                                             (As Authorized Officer and
                                              Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                            Description
------------------------------------------------------------------------------
   11                Statement Re Computation of Per Share Earnings
   27                Financial Data Schedule