Form 10-K
period 1999-12-31
COASTAL CORP
filed 2000-02-22
CIK 21267

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

For the fiscal year ended December 31, 1999 or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------

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

                           ---------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
                Title of each class                       on which registered
                -------------------                    ----------------------
Common Stock ($.33 1/3 par value)
$1.19 Cumulative Convertible Preferred Stock,
     Series A ($.33 1/3 par value)
$1.83 Cumulative Convertible Preferred Stock,
     Series B ($.33 1/3 par value)
8.375 % Coastal Trust Preferred Securities
     issued by Coastal Finance I
Growth PRIDES
Income PRIDES
10-1/4% Senior Debentures    7-3/4% Senior Debentures           New York
10-3/8% Senior Notes         7.42%  Senior Debentures        Stock Exchange
10-3/4% Senior Debentures    6.70%  Senior Debentures
10% Senior Notes             6.50%  Senior Debentures
9-3/4% Senior Debentures     6.95%  Senior Debentures
9-5/8% Senior Debentures     6.375% Senior Debentures
8-1/8% enior Notes           6-5/8% Senior Denbentures

Securities registered pursuant to Section 12(g) of the Act:

      Class A Common Stock ($.33-1/3 par value)

                           ---------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 1, 2000, there were outstanding 213,317,184 shares of common stock, 343,732 shares of Class A common stock, 52,938 shares of $1.19 Cumulative Convertible Preferred Stock, Series A, 57,655 shares of $1.83 Cumulative Convertible Preferred Stock, Series B and 26,680 shares of $5.00 Cumulative Convertible Preferred Stock, Series C, of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non- affiliates was an estimated $6.96 billion, based on the closing prices in the daily composite list for transactions on the New York Stock Exchange and other markets.

Documents incorporated by reference:

      Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 30, 2000, or in an amendment to this Form 10-K Annual Report, referred to in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item No.                                                                   Page

              Glossary.....................................................(ii)

                                     PART I

       1.     Business.....................................................   1
                  Introduction.............................................   1
                  Recent Development.......................................   1
                  Natural Gas Systems......................................   1
                      Operations...........................................   1
                      ANR Pipeline.........................................   3
                      Colorado.............................................   3
                      ANR Storage Company..................................   4
                      Gas System Reserves..................................   4
                      Alliance Pipeline Project............................   5
                      Gulfstream Natural Gas System........................   5
                      Wyoming Interstate Company, Ltd......................   5
                      Great Lakes Gas Transmission Limited Partnership.....   6
                      Unregulated Gas Operations...........................   6
                      Regulations Affecting Gas Systems....................   7
                  Refining, Marketing and Distribution, and Chemicals......   9
                  Exploration and Production...............................  12
                  Coal.....................................................  16
                  Power....................................................  17
                  Competition..............................................  20
                  Environmental............................................  20
       2.     Properties...................................................  20
       3.     Legal Proceedings............................................  21
       4.     Submission of Matters to a Vote of Security Holders..........  22

                                     PART II

       5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters .........................................  23
       6.     Selected Financial Data......................................  24
       7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  24
       7A.    Quantitative and Qualitative Disclosures About Market Risk...  25
       8.     Financial Statements and Supplementary Data..................  25
       9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  25

                                    PART III

       10.    Directors and Executive Officers of the Registrant...........  26
       11.    Executive Compensation.......................................  27
       12.    Security Ownership of Certain Beneficial Owners and
              Management...................................................  27
       13.    Certain Relationships and Related Transactions...............  27

                                     PART IV

       14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.....................................................  28



                                       (i)

                                    GLOSSARY


"AICPA" means American Institute of Certified Public Accountants
"ANR Pipeline" means ANR Pipeline Company and its subsidiaries
"ANR Storage" means ANR Storage Company and its subsidiaries
"Bcf" means billion cubic feet "BTU" means British thermal unit
"CIG" or "Colorado" means Colorado Interstate Gas Company and its subsidiaries "Coastal" or "Company" means The Coastal Corporation and its subsidiaries
"East Breaks" means East Breaks Gathering Company, L.L.C.
"Empire State Pipeline" means Empire State Pipeline Company, Inc.
"EPA" means U.S. Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Great Lakes" means Great Lakes Gas Transmission Limited Partnership
"HIOS" means High Island Offshore System, L.L.C.
"Huddleston" means Huddleston & Co., Inc., Houston, Texas - (Volumes in the
       Huddleston Report are at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit)
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services
"Stingray" means Stingray Pipeline Company, L.L.C.
"TransCanada" means TransCanada PipeLines Limited
"UTOS" means U-T Offshore System, L.L.C.
"WIC" means Wyoming Interstate Company, Ltd.
"working gas" means that volume of gas available for withdrawal from natural gas storage fields and use by the Company's customers

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

This Annual Report includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1.    Business.

                                  INTRODUCTION

      Coastal, acting through its subsidiaries, is a diversified energy holding company with subsidiary operations in natural gas gathering, marketing, processing, storage and transmission; petroleum refining, marketing and distribution and chemicals; gas and oil exploration and production; coal mining; and power. The Company was incorporated under the laws of Delaware in 1972 to become the successor parent, through a corporate restructuring, of a corporate enterprise founded in 1955. The Company employed approximately 13,000 persons as of December 31, 1999.

      Annual Reports on Form 10-K for the year ended December 31, 1999 will also be filed by Coastal's subsidiaries, ANR Pipeline and Colorado. Such reports contain additional details concerning the reporting organizations.

      Selected financial information of the Company by industry segment for the years ended December 31, 1999, 1998 and 1997, is set forth in Note 9 of the Notes to Consolidated Financial Statements included herein. Information concerning inventories is set forth in Note 2 of the Notes to Consolidated Financial Statements included herein.



                               RECENT DEVELOPMENT

      Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.



                               NATURAL GAS SYSTEMS

OPERATIONS

General

      Natural gas operations involve the production, purchase, gathering, processing, transportation, balancing, storage, marketing and sale of natural gas to and for utilities, industrial customers, marketers, producers, distributors, other pipeline companies and end users.

      ANR Pipeline is involved in the "open access" transportation, storage, gathering and balancing of natural gas owned by third parties. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas, Wisconsin and offshore in the Gulf of Mexico.

      ANR Pipeline's two interconnected, large-diameter multiple pipeline systems transport gas for markets in the Midwest and the Northeast regions of the United States from (a) the Hugoton Field and other fields in the Anadarko Basin in Texas and Oklahoma, (b) the Louisiana onshore and the offshore Gulf of Mexico areas and (c) Canada and other basins received through interconnections with other pipelines located throughout its system. ANR Pipeline has an indirect 50%-ownership interest in HIOS, UTOS, East Breaks and Stingray, all of which own pipeline systems located in the Gulf of Mexico. In addition, ANR Pipeline operates Empire State Pipeline's intrastate pipeline in which an affiliate has a 50% interest and which extends from Niagara Falls to Syracuse, New York.

      ANR Pipeline's principal pipeline facilities at December 31, 1999 consisted of 10,580 miles of pipeline and 75 compressor stations with 1,022,217 installed horsepower. At December 31, 1999, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 6 Bcf per day.

      ANR Pipeline has approximately 202 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 3 Bcf. Working gas storage capacity operated by ANR Pipeline of 126.3 Bcf is available from five owned and five leased underground storage facilities in Michigan. In addition, ANR Pipeline has the contracted rights for 75.4 Bcf of working gas storage capacity of which 45.4 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage.

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

      Colorado's principal transmission and storage pipeline facilities, including certain facilities in the Panhandle Field of Texas ("Panhandle Field"), at December 31, 1999 consisted of 4,405 miles of pipeline and 58 compressor stations with approximately 296,000 installed horsepower. Colorado is directly or indirectly connected to every major supply basin in the Rocky Mountain region, and at December 31, 1999, the design peak day gas delivery capacity of the transmission system was approximately 2.2 Bcf per day. The underground gas storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 775 MMcf.

      Colorado's gathering facilities, excluding certain FERC regulated facilities in the Panhandle Field, consist of 2,400 miles of gathering lines and approximately 52,000 horsepower of compression. Colorado owned and operated four gas processing plants in 1999. These plants, with a total operating capacity of approximately 477 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

Competition

      Natural gas competes with other forms of energy available to customers, primarily on the basis of price paid by end users. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as changes in business conditions, conservation, legislation or governmental regulations, capability to convert to alternate fuels, the weather, changes in rate structure, taxes and other factors may affect the demand for natural gas in the areas served by ANR Pipeline and Colorado.

      In recent years, the FERC issued orders designed to increase competition in the natural gas industry. These orders have resulted in: (1) pipelines offering more service options and pricing flexibility in order to maintain and increase business volumes, and (2) pipelines competing with their customers, who are now allowed to resell, i.e., release, their unused firm capacity. In addition, firm contracts traditionally had terms of five to ten years; however, due to increased competition, new firm contracts are of a shorter average duration.

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


ANR PIPELINE

Transportation and Storage Services

      ANR Pipeline transports and stores gas owned by third parties, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users, for markets both on and off its system. Transportation service revenues amounted to $431 million for 1999 compared to $481 million for 1998 and $497 million for 1997. Gas storage revenues amounted to $136 million for 1999 as compared to $139 million for 1998 and $146 million for 1997.

      During 1999, approximately 26% of ANR Pipeline's transportation service revenues were from its three largest customers: Wisconsin Gas Company, Wisconsin Electric Power Company Inc. and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Electric Power Company Inc. serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1999, ANR Pipeline provided approximately 67% and 35% of the total gas requirements of Wisconsin and Michigan, respectively.

      ANR Pipeline's system deliveries for the years 1999, 1998 and 1997 were as follows:

                          Total System                       Daily Average
      Year                 Deliveries                      System Deliveries
      ----              ----------------                 -------------------
                              (Bcf)                             (MMcf)

      1999                    1,362                              3,732
      1998                    1,354                              3,710
      1997                    1,424                              3,901


COLORADO

Gas Sales, Storage and Transportation

      Colorado's gas sales consist primarily of Colorado-owned production. Additionally, Colorado engages in "open access" storage and transportation of gas owned by third parties.

      Colorado's deliveries for the years 1999, 1998 and 1997 were as follows:

                          Total System                       Daily Average
      Year                 Deliveries                      System Deliveries
      ----              ----------------                 -------------------
                              (Bcf)                             (MMcf)

      1999                     454                               1,245
      1998                     480                               1,315
      1997                     486                               1,333

Gas Gathering and Processing

      Colorado provides gathering and processing services on an "unbundled," or stand-alone basis. Colorado's processing terms are not regulated by the FERC, but Colorado is required to provide "open access" to its regulated processing facilities. The gathering that Colorado provides in the Panhandle Field continues to be regulated by the FERC, and Colorado is limited to charging rates between minimum and maximum levels approved by the FERC. The gathering and processing that Colorado's subsidiary, CIG Field Services Company, provides is not regulated by the FERC.

      The gas processing plants recovered approximately 38 million gallons of liquid hydrocarbons in 1999 compared to 46 million gallons in 1998 and 55 million gallons in 1997. Additionally, Colorado processed approximately 24 million gallons of liquid hydrocarbons owned by others in 1999 compared to 25 million gallons in 1998 and 24 million gallons in 1997.


ANR STORAGE COMPANY

      ANR Storage develops and operates natural gas storage reservoirs to store gas for customers. ANR Storage owns four underground storage fields and related facilities in northern Michigan, the working storage capacity of which is approximately 56 Bcf, including 30 Bcf which is contracted to ANR Pipeline. ANR Storage also owns indirectly a 50% equity interest in two, and a 75% equity interest in one, joint venture-owned and -operated storage facilities located in Michigan and New York with a total working storage capacity of approximately 65 Bcf. All of the jointly owned capacity is committed under long-term contracts, including 45.4 Bcf which is contracted to ANR Pipeline by Blue Lake Gas Storage Company.


GAS SYSTEM RESERVES

ANR Pipeline

Access to Gas Supply

      Shippers on ANR Pipeline have direct access to the two most prolific United States gas producing areas, the Gulf Coast and Mid-Continent. Statistics published by the Energy Information Agency, Office of Oil and Gas, U. S. Department of Energy, indicate that approximately 76% of all natural gas in the lower 48 states is produced from these two areas.

      In addition, interconnecting pipelines provide shippers, in general, with access to all other major gas producing areas in the United States and Canada. An interconnection with Colorado, an affiliate of ANR Pipeline, provides ANR Pipeline shippers with access to the Rocky Mountain producing area. Rocky Mountain production contributes approximately 15% of the total gas production in the lower 48 states. Gas produced in Western Canada, nearly 100% of all Canadian gas production, is accessible to ANR Pipeline shippers through existing interconnections with Great Lakes, Viking Gas Transmission Company and Northern Border Pipeline Company, the latter two companies being unaffiliated.

      Gas deliverability available to shippers on ANR Pipeline's system from the Mid-Continent, Rocky Mountain, Western Canada and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,900 MMcf per day. ANR Pipeline remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1999, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed approximately 1,100 MMcf per day to total deliverability accessible to shippers on ANR Pipeline's system.

Colorado

      Colorado will report in its Form 10-K for the year ended December 31, 1999, its Natural Gas System reserves based on information prepared by Huddleston, the Company's independent engineers, while its Exploration and Production segment reserves are as prepared by the Company and reviewed by Huddleston.

Reserves Dedicated to a Particular Customer

      Colorado is committed to sell gas to Pioneer Natural Resources, USA, Inc., ("Pioneer"), a customer, under a 1928 agreement, as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production from this Field may be taken for customers other than Pioneer.


ALLIANCE PIPELINE PROJECT

      Coastal, through subsidiaries, has a 14.4% equity interest in the corporations and partnerships comprising the Alliance Pipeline Project ("Alliance"). Alliance, when completed, will be a 1,900-mile pipeline initially designed to carry 1.325 Bcf of natural gas per day and associated liquids from western Canada to the Chicago-area market center. In 1998, both the FERC and the Canadian National Energy Board granted approval to proceed with the construction and operation of Alliance. The project is scheduled to be in service by the end of 2000. Alliance will interconnect with the ANR Pipeline system, among other pipelines.


GULFSTREAM NATURAL GAS SYSTEM

      Coastal, through subsidiaries, plans to construct and operate the proposed Gulfstream Natural Gas System ("Gulfstream System"), consisting of 744 miles of pipeline and related facilities, originating near Mobile, Alabama, crossing the Gulf of Mexico in a southeasterly direction, and ultimately terminating near Florida's East Coast in West Palm Beach, Florida. Coastal intends to add equity investors to the project. With an anticipated initial capacity of 1.1 Bcf per day, the Gulfstream System is expected to be in service in June 2002, subject to receipt of satisfactory governmental approvals.


WYOMING INTERSTATE COMPANY, LTD.

      WIC, a limited partnership owned by two wholly owned Coastal subsidiaries, owns an interstate pipeline system located primarily in Wyoming. The main WIC pipeline is a 269-mile, 36-inch diameter pipeline that is the center section of the 800-mile Trailblazer pipeline system built by a group of companies to move gas from the Overthrust Belt and other Rocky Mountain areas to supply midwestern and eastern markets. WIC is also connected to Colorado's pipeline facilities and Colorado has received FERC approval to continue to hold its capacity on WIC for Colorado's operational needs as well as for certain third parties. Colorado and other companies for which the WIC line transports gas have entered into long-term contracts having forward-haul reservation volumes totaling 1,033 MMcf daily. In 1999, the WIC line transported an average of 632 MMcf daily, compared to 622 MMcf daily and 546 MMcf daily in 1998 and 1997, respectively. In late November 1999, WIC placed in service the Medicine Bow Lateral, a 150-mile pipeline for transporting coal-bed methane gas from the Powder River Basin to WIC's main line west of Cheyenne, Wyoming. WIC has long-term transportation commitments for the Medicine Bow Lateral beginning at 273 MMcf per day and increasing to 400 MMcf per day by October 2000. On September 16, 1999, WIC filed with the FERC for approval to construct additional facilities on the Medicine Bow Lateral to increase capacity to meet such contractual commitments.

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

      Coastal and TransCanada, a non-affiliated company, each own 50% of Great Lakes, which in turn owns a 2,101-mile, 36-inch diameter gas pipeline system from the Manitoba-Minnesota border to an interconnection on the Michigan-Ontario border at St. Clair, Michigan. Great Lakes transported 937 Bcf in 1999 as compared to 907 Bcf in 1998 and 910 Bcf in 1997. Great Lakes has long-term contract commitments to transport a total of 1.68 Bcf per day for TransCanada and affiliates. It also transports up to 1.1 Bcf per day primarily for United States markets, including 224 MMcf per day to Coastal affiliates. Great Lakes exchanges gas with ANR Pipeline by delivering gas in the upper peninsula of Michigan and receiving an equal amount of gas in the lower peninsula of Michigan.


UNREGULATED GAS OPERATIONS

      Coastal's unregulated natural gas business includes certain of Coastal's natural gas midstream activities (i.e., gathering, processing, natural gas liquids ("NGL") pipelines, NGL storage, fractionation, gas supply and gas and NGL marketing), and is operated primarily through two subsidiaries, Coastal Field Services Company ("CFSC") and Coastal Gas International Company ("CGI").

      CFSC owns, or operates for various affiliates, domestic midstream assets in Alabama, Colorado, Kansas, Louisiana, Mississippi, Oklahoma, Texas, Utah, Wyoming and offshore in the Gulf of Mexico. These assets include interests in over 3,900 miles of gathering pipelines, which collect gas from over 3,900 wells. CFSC gathered approximately 0.9 Bcf of gas per day in 1999 and approximately 1 Bcf per day in each of 1998 and 1997. CFSC and its affiliates also have an ownership interest in 14 gas processing plants, 11 of which are operated by CFSC. CFSC's processing plant capacity is approximately 3.2 Bcf per day. Fractionation capacity is approximately 106,000 barrels per day. In addition, CFSC owns approximately 450 miles of NGL pipelines and operates an NGL storage facility with a capacity of 2.4 million barrels. NGLs produced at CFSC-operated plants and from gas processed by others for CFSC averaged more than 25,000 barrels per day in 1999, as compared to more than 23,000 barrels per day in 1998 and 25,000 barrels per day in 1997.

      CFSC holds a 14.6% interest in the 270-mile Dauphin Island Gathering Partners ("DIGP") pipeline system which gathers and transports natural gas from major producing areas offshore in the eastern Gulf of Mexico. DIGP transports gas onshore to Louisiana and Mobile Bay, Alabama, where CFSC holds an interest in a 600-MMcf-per-day-gas processing plant and a 40-megawatt cogeneration plant. The cogeneration plant provides power and process heat for the gas plant. The gas plant and associated cogeneration plant commenced operations in April 1999. In 1999, CFSC increased its ownership interest in the gas processing and cogeneration plants from 13.6% to 42.4% and also acquired an indirect interest of 7% in the Tri States NGL pipeline system ("Tri States"). Tri States, which commenced operation in April 1999, is a 217-mile system that transports NGLs from Mobile Bay area gas processing plants to fractionators and markets in Louisiana.

      In late December 1999, CFSC acquired TransCanada Gas Processing U.S.A., a fully-integrated, midstream company, with primary operations in Louisiana and assets that include four gas processing plants with net working interest capacity of over 2 Bcf per day, three NGL fractionation plants with a capacity of 90,000 barrels per day, 2.4 million barrels of salt cavern NGL storage, about 380-miles of NGL pipelines, plus marine docks, rail and truck loading and related distribution facilities that provide market access for ethane, propane, butanes and natural gasoline products. CFSC operates all but one of the gas processing plants. During 1999, NGLs produced at the plants averaged more than 35,000 barrels per day.

      In November 1999, CFSC acquired the 125-MMcf-per-day Gilmore No. 3 gas processing plant in Hidalgo County in South Texas. Gilmore No. 3 processes gas produced by Coastal in the Jeffress and Monte Cristo Fields and other nearby producing fields. CFSC also completed, in December 1999, construction of a 150-MMcf-per-day gas treatment plant in La Vaca County, Texas, which removes carbon dioxide from the gas produced by Coastal from the Dry Hollow and Brushy Creek Fields.

      In the Rocky Mountain region, CFSC, in March 1999, increased its ownership in the Bluebell gas processing plant in Utah from 28% to 100% and acquired a fractionator in Altonah, Utah. CFSC also completed major expansions of its Ouray gathering system in the Uinta Basin in Utah and its Dragon Trail gathering system in the Piceance Basin in Colorado. The expansions included additional pipeline and compression facilities to provide capacity to receive gas from wells to be drilled by Coastal in the Piceance and Uinta Basins. CFSC also entered the Powder River Basin of Wyoming in 1999 with the construction of a gathering system, the Rawhide Buttes system. The Rawhide Buttes system gathers gas from coal-bed methane wells and delivers the gas to an interstate pipeline in Campbell County, Wyoming.

      An affiliate of CFSC owns a 14.4% interest in the Aux Sable gas processing and fractionation complex located near Chicago at the terminus of the Alliance Pipeline System. Aux Sable has exclusive rights to process natural gas and extract NGLs transported on Alliance and is expected to commence operations in late 2000. The Aux Sable facilities are initially designed to process up to 1.6 Bcf of natural gas per day and recover approximately 70,000 barrels of NGLs per day.

      CGI conducts the international natural gas operations of the Company. In 1998, Coastal Gas Pipelines Victoria Pty Ltd, an affiliate of CGI, completed construction and placed into operation a 113-mile natural gas transmission line in Victoria, Australia. CGI and its affiliates are pursuing additional gas projects in Canada and Latin America.

      Engage Energy US, L.P. and Engage Energy Canada, L.P. (together, "Engage") handle unregulated natural gas and power marketing for Coastal in North America. Engage provides wholesale energy services to natural gas and power clients and marketing services to various Coastal segments, including refining, chemicals and exploration and production. Engage is a joint venture of Coastal (50%) and Westcoast Energy Inc. (50%), a major Canadian natural gas company. In 1999, Engage had physical sales volumes averaging 5.6 Bcf per day of natural gas compared to 7 Bcf per day in 1998, and annual power sales of over 10 million megawatt hours in 1999 compared to approximately 36 million megawatt hours in 1998.


REGULATIONS AFFECTING GAS SYSTEMS

General

      Under the NGA, the FERC has jurisdiction over ANR Pipeline, Colorado, WIC, ANR Storage, Great Lakes, HIOS, UTOS and Stingray as to rates and charges for the transportation, storage and balancing of natural gas, the construction of new facilities, the extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the FERC has certificate authority over gas sales for resale in interstate commerce, but under Order 636, has determined that it will not regulate pipeline sales rates. Additionally, the FERC has asserted rate-regulation (but not certificate regulation) over gathering services provided by interstate pipeline companies such as Colorado. ANR Pipeline, Colorado, WIC, ANR Storage, Great Lakes, HIOS, UTOS and Stingray hold certificates of public convenience and necessity issued by the FERC covering their jurisdictional facilities, activities and services. Certain other affiliates of the Company are subject to the jurisdiction of state regulatory commissions in states where their facilities are located.

      ANR Pipeline, Colorado, WIC, ANR Storage, Great Lakes, HIOS, UTOS and Stingray are also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of their interstate gas transmission and storage facilities by the U.S. Department of Transportation. Additionally, subsidiaries of the Company are subject to similar safety requirements from the U.S. Department of Labor's Occupational Safety and Health Administration related to their processing plants. Operations on United States government land are regulated by the U.S. Department of the Interior.

Rate Matters

      Certain of the Company's subsidiaries' service options are subject to rate regulation by the FERC. Under the NGA, these subsidiaries must file with the FERC to establish or adjust their services and their rates. The FERC may also initiate proceedings to determine whether these subsidiaries' rates are "just and reasonable."

      On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. On February 9, 2000, the FERC issued a final rule implementing certain of the changes that were discussed in these two proposals. Among other things, the final rule: (a) removes the price ceilings for short-term secondary market capacity releases for a trial period through September 30, 2002; (b) permits pipelines to propose seasonally and term-differentiated rates; (c) revises requirements relating to pipeline scheduling procedures, capacity segmentation and penalties; (d) narrows the right-of-first-refusal granted to long-term shippers to retain their capacity; and (e) expands pipeline reporting requirements. Coastal's interstate pipeline subsidiaries will seek clarification of certain aspects of the final rule.

      On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits. On October 19, 1999, Coastal's interstate pipeline subsidiaries sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. On February 9, 2000, the FERC issued an order which, among other things, held that the Policy Statement balancing criteria would apply to new optional certificate applications while it receives comments on its companion notice proposing to eliminate its optional certificate regulations.

      On May 30, 1997, WIC filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. The FERC staff and certain participants in the proceeding raised a number of issues relating to WIC's costs, revenue requirements and the treatment of an "exit fee" which WIC had received in conjunction with the termination of a transportation service agreement. WIC and most of the parties subsequently reached a settlement resolving all issues in the case. That settlement was ultimately approved by the FERC on June 21, 1999 (the "June 21, 1999 settlement"). Two parties opposed the settlement and the FERC initially severed them from the settlement and ordered a separate hearing on their issues. However, on October 13, 1999, the FERC determined that the settlement should also apply to those parties as well, inasmuch as WIC had filed a new rate case (discussed below) which would become effective before any decision could be reached and implemented. The FERC denied rehearing of the October 13, 1999 Order on December 21, 1999. The two parties who had objected to the settlement have the right to seek judicial review of this order.

      On July 1, 1999, WIC filed with the FERC a new rate case to increase its rates by approximately $8 million annually (based on the rates determined under the June 21, 1999 settlement). On July 29, 1999, the FERC issued its order accepting the rate filing and suspending it for five months to become effective on January 1, 2000. The order also set the case for hearing, which is currently scheduled to commence in the second half of 2000. WIC has filed to place its new rates into effect on January 1, 2000, and is collecting those rates subject to refund.

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

      Unless stated otherwise, the operating statistics provided in this Refining, Marketing and Distribution, and Chemicals Section are as of December 31, 1999.

Refining

      Subsidiaries of the Company operated their refineries at 93% of average combined capacity in 1999 compared to 85% in 1998 and at 89% in 1997. The aggregate sales volumes (millions of barrels) of Coastal's wholly owned refineries for the three years ended December 31, 1999 were 171.3 (1999), 154.4
(1998) and 160.7 (1997). Of the total refinery sales in 1999, 29% was gasoline, 46% was middle distillates, such as jet fuel, diesel fuel and home heating oil, and 25% was heavy industrial fuels and other products.

      At December 31, 1999, average daily throughput and storage capacity at the Company's wholly owned refineries are set forth below:

                                                                              Average Daily
                                                            Daily         Throughput (Barrels)           Storage
                                                          Capacity     --------------------------       Capacity
Refinery                Location                          (Barrels)       1999            1998          (Barrels)
--------                --------                          ---------    -----------    -----------       ---------

Aruba                   Aruba                              225,000         195,000        162,300        15,300,000
Corpus Christi          Corpus Christi, Texas              100,000         100,000         88,600         7,100,000
Eagle Point             Westville, New Jersey              140,000         143,000        140,400        10,600,000
Mobile                  Mobile, Alabama                     18,000          13,000         10,400           600,000
                                                           -------         -------        -------        ----------
                             Total                         483,000         451,000        401,700        33,600,000

      In addition, Coastal's international operations include a minority interest, through a foreign subsidiary, in a refinery located in Hamburg, Germany which has a refining capacity of 100,000 barrels per day and a storage capacity of 1.8 million barrels for crude oil and 5.2 million barrels for products.

      The Company's refineries produce a full range of petroleum products ranging from transportation fuels to paving asphalt. The refineries are operated to produce the particular products required by customers within each refinery's geographic area. In 1999, the products emphasized included premium gasolines and products for specialty markets such as petrochemical feedstocks, aviation fuels and asphalt.

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

      Sales volumes for Coastal Chem and St. Helens for the three years ended December 31, 1999, are set forth below (thousands of tons):

                                                                                  1999         1998         1997
                                                                                --------     --------     ---------

      Agricultural Sales...................................................          326          346           340
      Industrial Sales.....................................................          608          550           566
      MTBE.................................................................          209          210           223
                                                                                --------     --------     ---------

           Total ..........................................................        1,143        1,106         1,129
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

      In November 1998, the Company suspended operations at its petrochemical facility in Montreal East, Quebec, Canada. Operations will be resumed when supply/demand conditions provide the necessary economic support. The petrochemical facility has the capacity to produce 330,000 tons per year of paraxylene, a component used in the manufacturing of polyester fibers and containers. Production (in tons) shipped and sold from the plant for the three years ended December 31, 1999, was 11,400 (1999), 203,500 (1998) and 338,400
(1997).

      The Company's 660-tons-per-day anhydrous ammonia facility located in Oyster Creek, Texas began operation in the first quarter of 1998. Production (in tons) sold from the facility for the year ended December 31, 1999, was 137,800 as compared to 45,000 in 1998. This plant is located adjacent to and supplies a number of major chemical facilities.

Marketing and Distribution

      Refined Products Marketing. Sales volumes for distribution activities of Coastal subsidiaries, including products from Company refineries and purchases from other suppliers, for the three years ended December 31, 1999, are set forth below (thousands of barrels):

Type of Sale                                                                 1999          1998          1997
------------                                                               --------     ---------      ---------

Company Produced Refined Products........................................   171,310       154,427        160,703
Refined Products Purchased from Others...................................   104,733       131,508        101,495
Natural Gas Liquids......................................................    10,629        14,292         16,593
                                                                           --------     ---------      ---------

                                     Total...............................   286,672       300,227        278,791
                                                                           ========     =========      =========

      Subsidiaries of the Company market refined products and liquefied petroleum gas at wholesale in 31 states plus Canada, El Salvador, Bahamas and Panama through 171 terminals. Coastal Refining & Marketing, Inc. ("CR&M") serves customers primarily in the Midwest, Mississippi Valley and the Southwest through 104 product and liquefied petroleum gas terminals in 20 states. On the Gulf and East Coasts, divisions of CR&M serve home, industry, utility, defense and marine energy needs. In 1999, these divisions' sales volumes were 65.4 million barrels, which accounted for approximately 23% of the total marketing and distribution sales. International subsidiaries that acquire feedstocks for the refineries and products for the distribution system are located in Aruba, London and Singapore.

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

      Coastal Baltica Holding Company Ltd., a joint venture in which a Coastal subsidiary is a 50% partner, operates a terminal and port facilities near Tallinn, Estonia on the Baltic Sea. The terminal operation handled imports and exports of approximately 27.7 million barrels of petroleum products in 1999, primarily from Russia and the former republics of the Soviet Union to markets in Europe, North and South America and the Caribbean.

      The Company, through Coastal Mart, Inc. and branded marketers, conducts retail marketing, using the C-MART(R), C and Design and/or COASTAL(R) trademarks, in 34 states and Aruba through 1,649 Coastal branded outlets, with 389 of those outlets operated by the Company. Fleet fueling operations include 23 outlets in Texas and six in Florida.

      Coastal Unilube, Inc., based in West Memphis, Arkansas, blends, packages and distributes lubricants and automotive products under the COASTAL(R), C and Design and other trademarks through 11 warehouses servicing customers in 46 states, plus the District of Columbia, Puerto Rico and 28 foreign countries.

      Transportation. The Company's transportation facilities include petroleum liquids pipelines, tank cars, tankers, tank trucks and barges. Coastal operates almost 1,900 miles of pipeline for gathering and transporting an average of 249,406 barrels daily of crude oil, condensate, natural gas liquids and refined products. These pipelines include 304 miles of crude oil pipelines, 848 miles of refined products pipelines, and 582 miles of natural gas liquids pipelines, all located principally in Texas and in which the Company has approximately a 28% ownership interest. Coastal has a 50% ownership in 13 miles of refined products pipelines located in New Jersey and New York. Coastal also has a 33.3% interest in 80 miles of refined products pipelines in New Jersey and 35 miles of crude pipelines in Louisiana. Coastal acquired 100% of a 26-mile crude pipeline located in Utah and Wyoming during January 1999. In 1999, throughput of crude oil pipelines averaged 38,877 barrels per day, compared to 15,323 barrels per day in 1998 and 13,117 barrels per day in 1997. In 1999, throughput of refined products and natural gas liquid pipelines averaged 210,529 barrels per day, compared to 207,800 barrels per day in 1998 and 216,204 barrels per day in 1997.

      The marine transportation fleet at December 31, 1999 consisted of 14 tug boats, 17 oil barges, five owned tankers and five time-chartered tankers.

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

                           EXPLORATION AND PRODUCTION

Gas and Oil Properties

      Coastal subsidiaries are engaged in gas and oil exploration, development and production operations principally in Colorado, Kansas, Louisiana, New Mexico, Oklahoma, Texas, Utah, Wyoming and offshore in the Gulf of Mexico. In addition, Coastal subsidiaries have exploration and production rights in Australia, Brazil, Canada, Hungary and Indonesia.

      In 1999, the Company's domestic exploration and production operations sold approximately 13% of all the gas it produced to certain of Coastal's wholly owned natural gas system subsidiaries and approximately 78% to Engage. The Company's domestic operations also make short-term gas sales directly to industrial users and distribution companies. Oil is sold primarily under short-term contracts at field prices posted by the principal purchasers of oil in the areas in which the producing properties are located.

      Acreage held under gas and oil mineral leases as of December 31, 1999 is summarized as follows:

                                                                            Undeveloped             Developed
                                  Area                                   Gross       Net         Gross       Net
      ------------------------------------------------------------     ---------  --------     ---------  --------
                                                                                   (Thousands of Acres)

      Exploration and Production
      --------------------------
           United States (Domestic)
                 Onshore..........................................         1,138       754         1,326        586
                 Offshore.........................................           473       401           362        245
                                                                       ---------  --------     ---------  ---------

                 Total Domestic...................................         1,611     1,155         1,688        831
                                                                       ---------  --------     ---------  ---------

           Canada.................................................            93        92            15         14
                                                                       ---------  --------     ---------  ---------

                 Total North America..............................         1,704     1,247         1,703        845
                                                                       ---------  --------     ---------  ---------

           International
                 Australia........................................         1,770       614             -          -
                 Brazil...........................................         1,742     1,260             -          -
                 Hungary..........................................           568       568             -          -
                 Indonesia........................................         1,374       443             -          -
                                                                       ---------  --------     ---------  ---------

                 Total International..............................         5,454     2,885             -          -
                                                                       ---------  --------     ---------  ---------

           Total Exploration and Production.......................         7,158     4,132         1,703        845
                                                                       ---------  --------     ---------  ---------

      Natural Gas Systems
      -------------------
           Domestic Onshore.......................................             -         -           263        259
                                                                       ---------  --------     ---------  ---------

      Total Acreage...............................................         7,158     4,132         1,966      1,104
                                                                       =========  ========     =========  =========

      The domestic net developed acreage is concentrated principally in Texas (30%), Utah (31%), offshore Gulf of Mexico (22%), Colorado (9%) and Kansas (4%). Approximately 13%, 9% and 7% of the Company's total domestic net undeveloped acreage is under leases that have minimum remaining primary terms expiring in 2000, 2001 and 2002, respectively.

      Productive wells as of December 31, 1999 are as follows (domestic):

                                           Type of Well                                          Gross       Net
     -------------------------------------------------------------------------------------     ---------  ---------
      Exploration and Production
      --------------------------
           Oil............................................................................           527        353
           Gas............................................................................         2,825      2,040
                                                                                               ---------  ---------

           Total Exploration and Production...............................................         3,352      2,393
                                                                                               ---------  ---------

      Natural Gas Systems
      -------------------
           Oil............................................................................             9          8
           Gas............................................................................           805        793
                                                                                               ---------  ---------

           Total Natural Gas Systems......................................................           814        801
                                                                                               ---------  ---------

                 Total....................................................................         4,166      3,194
                                                                                               =========  =========

Exploration and Drilling

      During 1999, Coastal's domestic subsidiaries participated in drilling 276 gross wells, 206.7 net wells, to the Company's interest. Coastal's participation in wells drilled in the three years ended December 31, 1999, is summarized as follows:

      Exploration and Production                      1999                     1998                    1997
      --------------------------               -------------------     -------------------     --------------------
           Exploratory Wells                     Gross       Net         Gross       Net         Gross       Net
           -----------------                   --------   --------     ---------  --------     ---------  ---------

                 Oil......................            -          -             -         -             -          -
                 Gas......................            9        7.4             7       5.1             8        3.3
                 Dry Holes................            5        4.5             7       3.4             5        2.9
                                               --------   --------     ---------  --------     ---------  ---------
                                                     14       11.9            14       8.5            13        6.2
                                               ========   ========     =========  ========     =========  =========

           Development Wells
           -----------------
                 Oil......................            1        1.0             4       2.9             2        1.7
                 Gas......................          238      179.7           186     139.5           128       96.7
                 Dry Holes................            1        1.0             2       1.4             4        2.2
                                               --------   --------     ---------  --------     ---------  ---------
                                                    240      181.7           192     143.8           134      100.6
                                               ========   ========     =========  ========     =========  =========

      Natural Gas Systems
      -------------------
           Development Wells
           -----------------
                 Oil......................            -          -             -         -             -          -
                 Gas......................           22       13.1             6       6.0             3        3.0
                 Dry Holes................            -          -             -         -             -          -
                                               --------   --------     ---------  --------     ---------  ---------
                                                     22       13.1             6       6.0             3        3.0
                                               ========   ========     =========  ========     =========  =========

           Total..........................          276      206.7           212     158.3           150      109.8
                                               ========   ========     =========  ========     =========  =========

      Wells in progress as of December 31, 1999 are as follows (domestic):

                                           Type of Well                                          Gross      Net
      ------------------------------------------------------------------------------------     ---------  ---------
      Exploration and Production
      --------------------------
           Exploratory....................................................................             8        6.3
           Development....................................................................            60       52.9
                                                                                               ---------  ---------

           Total Exploration and Production...............................................            68       59.2
                                                                                               =========  =========

      There were no exploratory or development wells in progress for natural gas systems as of December 31, 1999.

      Coastal's domestic exploration and development operations are focused on three core areas: the Texas Coastal Plain, the Gulf of Mexico and the Rocky Mountains.

      In 1999, the Texas Coastal Plain continued its significant contribution with net average natural gas production of approximately 329 MMcf per day compared with 220 MMcf per day in 1998. Proved reserve inventory for the area at the end of 1999 amounted to 1,255 Bcf equivalent compared to the year end 1998 level of 1,056 Bcf equivalent. Activities on the Texas Coastal Plain focused on two major production trends, the Wilcox trend and the Frio/Vicksburg trend.

      At the end of 1999, Coastal held interests in 185 blocks and 83 platforms in the Gulf of Mexico. Net annual average natural gas production increased to 193 MMcf per day in 1999 compared to 191 MMcf per day in 1998. The Company operates 63 of the platforms as compared with 41 at the end of the previous year. Proved reserve inventory for the Gulf of Mexico at the end of 1999 amounted to 804 Bcf equivalent compared to 578 Bcf equivalent as of the end of 1998.

      In 1999, the Rocky Mountain region increased its contribution with net average natural gas production of approximately 93 MMcf per day compared with 79 MMcf per day in 1998. Proved reserve equivalent inventory for the area at the end of 1999 was 1,455 Bcf compared to 902 Bcf in 1998. Activities in the region focus on three major production basins, Uinta, Piceance, and Douglas Arch.

      In Canada, Coastal is developing and acquiring production to support its shipping commitment on the Alliance Pipeline. At year end 1999, the Company held interests in 108,564 gross acres (105,566 net acres), had completed 6.6 successful net gas wells and has about 78 Bcf equivalent of proved reserve inventory. Capital expenditures for Canadian development in 1999 were approximately $26 million.

      In addition, during the course of 1999 Coastal positioned itself for active exploration and development programs in Australia and Brazil. Activity in Australia involves two operated leases off the continent's northern coast in the Timor Sea. Brazilian activity was directed towards preparing for drilling on Coastal's BAS-97 and BCAM-2 blocks, located offshore south of Salvador, and the award of the BPAR-10 license, located onshore southeast of Sao Paulo. Drilling operations in Brazil are planned to commence during the second quarter of 2000.

Gas and Oil Production

      Natural gas production during 1999 averaged 729 MMcf daily, compared to 616 MMcf daily in 1998. Production from non-pipeline owned wells averaged 632 MMcf daily in 1999, compared to 509 MMcf daily in 1998. Crude oil, condensate and natural gas liquids production averaged 12,326 barrels daily in 1999, compared to 15,401 barrels daily in 1998.

      The following table shows gas, oil, condensate and natural gas liquids production volumes attributable to Coastal's domestic interest in gas and oil properties for the three years ended December 31, 1999:

                                                                                                Natural Gas
                                                             Oil             Condensate           Liquids
                                         Gas             (Thousands          (Thousands         (Thousands
      Year                             (MMcf)            of Barrels)         of Barrels)        of Barrels)
      ----                             ------            -----------         -----------        -----------

      Exploration and Production
      --------------------------
              1999                      230,542             2,190              1,713                 572
              1998                      185,732             3,725              1,633                 220
              1997                      159,127             3,425              1,224                 308

      Natural Gas Systems
      -------------------
              1999                       35,634                24                  -                   -
              1998                       39,058                44                  -                   -
              1997                       38,135                57                  -                   -

      Many of Coastal's domestic gas wells are situated in areas near, and are connected to, its gas systems. In other areas, gas production is sold to pipeline companies and other purchasers.

      Generally, Coastal's domestic production of crude oil, condensate and natural gas liquids is purchased at the wellhead by its marketing and refinery affiliates. Some quantities are delivered via Coastal's gathering and transportation lines to its refineries, but most quantities are redelivered to Coastal through various exchange agreements.

      The following table summarizes sales price and production cost information for domestic exploration and production operations during the three years ended December 31, 1999:

                                                                                1999        1998         1997
                                                                              --------    --------     ---------

      Average sales price:

         Gas - per Mcf.................................................       $   2.19    $   1.95     $   2.40
         Oil - per barrel..............................................          16.25       11.87        18.01
         Condensate - per barrel.......................................          16.30       11.08        18.37
         Natural Gas Liquids - per barrel..............................          18.00       15.24        28.41

      Average production cost per unit (equivalent Mcf)................           0.40        0.41         0.49

Company-Owned Reserves

      Coastal's estimated domestic proved reserves of crude oil, condensate and natural gas liquids at December 31, 1999, as estimated by the Company and reviewed by Huddleston, the Company's independent engineers, were 57.1 million barrels, compared to 52.3 million barrels at the end of 1998. Proved gas reserves as of December 31, 1999, net to Coastal's interest, were estimated by the Company and reviewed by Huddleston to be 3,466.7 Bcf compared to 2,527.1 Bcf as of December 31, 1998. For the fifth consecutive year, Coastal added proved reserves in 1999 that were more than triple the production volumes.

      For information as to Company-owned reserves of oil and gas, see "Supplemental Information on Oil and Gas Producing Activities (Unaudited)," as set forth in Item 14(a)1 hereof.

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

Regulation

      In all states in the United States in which Coastal engages in oil and gas exploration and production, its activities are subject to regulation. Such regulations may extend to requiring drilling permits, the spacing of wells, the prevention of waste and pollution, the conservation of natural gas and oil, and various other matters. Such regulations may impose restrictions on the production of natural gas and crude oil by reducing the rate of flow from individual wells below their actual capacity to produce. Likewise, oil and gas operations on all federal lands are subject to regulation by the U.S. Department of the Interior and other federal agencies.



                                      COAL

      Through the operations of Coastal Coal Company, LLC and its affiliates (collectively "Coastal Coal") in the eastern United States, the Company produces and markets high quality bituminous coal from reserves in Kentucky, Virginia and West Virginia. In addition, Coastal Coal leases interests in its reserves to unaffiliated producers and markets third-party coal through brokerage sales operations.

      At December 31, 1999, coal properties consisted of the following:

                                                         Coal Holdings (Acres)
                                     ------------------------------------------------------------         Clean,
                                                  Owned                     Leased                     Recoverable
                                     --------------------------------      Exchanged       Total          Tons
                                        Fee        Mineral    Surface        (Net)         Acres      (Millions)(1)
                                     --------      -------    -------    -------------   --------     -------------

Kentucky.........................      14,146       76,250      2,442        28,849       121,687          214.2
Virginia.........................      24,365       36,846      2,090        16,590        79,891          162.6
West Virginia....................       1,081       52,293      5,307       106,587       165,268          160.4
                                     --------    ---------   --------      --------      --------        -------

      Total......................      39,592      165,389      9,839       152,026      366,846           537.2
                                     ========    =========   ========      ========      =======         =======

------------------------
(1) Based on a 65% recovery rate.

      At December 31, 1999, the Company controlled approximately 537 million recoverable tons of bituminous coal reserves and resources. Production in 1999 from Coastal Coal's reserves totaled 11.0 million tons, of which 7.2 million tons were produced from captive operations and 3.8 million tons were produced by lessees under royalty agreements. In its captive operations, Coastal Coal has 11 Company mines in Kentucky, Virginia and West Virginia which provide for the majority of its production. Captive production and clean coal processed from these mines totaled 4.2 million tons in 1999. The remaining production is derived from contracts with independent mine operators to deliver coal to Company-owned and -operated processing and loading facilities.

      Captive sales by Coastal Coal were 9.0 million tons in 1999, as compared to 8.2 million tons in 1998. Brokerage sales in which the Company receives a commission totaled 0.5 million tons for 1999 and 0.8 million tons for 1998.

      In 1999, approximately 84% of the captive sales were to domestic utilities, 6% of the sales were to domestic industrial customers and 10% of the sales were to export markets in Europe and Canada. Of the total 1999 tonnage sold, 6.7 million tons (74%) were sold under long-term contracts. At December 31, 1999, the weighted average remaining life of these contracts was 41 months.

      The Company had approximately 11.6 million tons of annual production capacity at December 31, 1999 from four coal preparation plants and six loading facilities it owns and operates in the central Appalachian coal fields.

      In addition to its bituminous coal operations, the Company controls overriding royalty interests in approximately 416 million tons of lignite reserves in North Dakota. Production from these reserves in 1999 totaled 8.9 million tons.

      The Company, through its captive operations, leasing programs and brokerage activities, participates in all aspects of the bituminous coal industry. A significant portion of its reserves are low-sulfur, compliance coal which will allow the Company to remain a major supplier of steam coal to domestic utilities under the Clean Air Act Amendments of 1990.

Competition

      The Company competes with a large number of coal producers and land holding companies in the eastern United States. The principal factors affecting the Company's coal sales are price, quality (BTU, sulfur and ash content), royalty rates, employee productivity and rail freight rates.



                                      POWER

      Coastal Power Company ( "Coastal Power") and certain of its affiliates develop, operate and own various equity interests in cogeneration and independent power projects. The projects produce and sell electrical energy and, in the case of cogeneration projects, thermal energy as well. Affiliates of Coastal Power have interests in five operating domestic cogeneration projects and 12 foreign operating independent power projects, as well as interests in other projects in various stages of construction and development.

      Capitol District Energy Center Cogeneration Associates ("CDECCA"), located in Hartford, Connecticut, owns a combined-cycle cogeneration facility with a capacity of approximately 56 megawatts. An affiliate of Coastal Power owns a 50% equity interest in CDECCA and is the project manager and Coastal Technology, Inc. ("CTI"), a Coastal subsidiary, is the operator of the plant. Electricity from the facility is sold to a local utility under a long-term contract. Gas supply is provided to the cogeneration plant by other Coastal affiliates. Thermal energy from the plant is sold both to a local heating and cooling supplier in the city of Hartford and an affiliate of the equity partner of CDECCA.

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

      Fulton Cogeneration Associates, L.P. ("Fulton") leases a cogeneration facility with a capacity of approximately 47 megawatts, located in Fulton, New York. This partnership is 100% owned by Coastal Power and another Coastal subsidiary. Electricity from this project is sold to a New York utility under a long-term contract and to an affiliate of Fulton that resells into the wholesale market. Thermal energy is sold to a local confections manufacturer adjacent to the project, also under a long-term contract. CTI is the operator of the cogeneration plant.

      Coastal, through direct and indirect subsidiaries, holds an equity interest in the Midland Cogeneration Venture Limited Partnership, a 1,500-megawatt, gas-fired cogeneration project in Michigan, which is the largest cogeneration facility in the United States. Power from the project is sold to a local utility and the project's thermal host under long-term contracts. Steam from the project is also sold to the thermal host and its affiliate under long-term contracts. Coastal's affiliates provide gas supply and transportation services for a portion of the project's fuel requirements. In January 2000, Coastal subsidiaries acquired an additional 23.1% ownership interest in the Midland Cogeneration project, increasing the aggregate Coastal equity interest to 43.5%.

      In March 1999, Fulton acquired the 79.6-megawatt Rensselaer combined-cycle, cogeneration facility near Albany, New York. The facility is natural gas fired, but is capable of utilizing No. 2 fuel oil. Electricity from the facility is sold primarily to a New York utility under a long-term contract.

      In May 1999, Fulton also acquired a 100% interest in a 265-megawatt project in an advanced stage of development ("ManChief"). Located near Denver, Colorado, ManChief will be a gas-fired facility and will be selling a substantial portion of its capacity to a local utility under a long-term contract. Construction commenced in 1999 and is expected to be completed during the second quarter of 2000.

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

      Coastal Nejapa Ltd. and other affiliates lease an independent power project near Apopa, El Salvador. The heavy fuel oil plant has a capacity of approximately 144 megawatts. Coastal Power, through its affiliates, currently receives approximately 86.6% of the distributable cash flow and an unrelated investor receives the remainder. Coastal affiliates provide fuel for this project and another affiliate operates the project pursuant to a long-term contract. The electrical energy is sold to the national electric utility of El Salvador under a long-term contract.

      The effective ownership interest of Coastal Power Guatemala, a wholly owned subsidiary of Coastal Power, in Central Generadora Electrica San Jose, Limitada ("Central Generadora") was reduced from a 46% to a 331/3% interest in December 1999. Central Generadora constructed, owns and operates a 120-megawatt coal-fired power plant near San Jose, Guatemala, which commenced operations in January 2000. In the first quarter of 2000, Coastal Power Guatemala disposed of its remaining 331/3% interest to an unrelated equity owner in the project.

      In late 1997, a subsidiary of Coastal Power won the bid to develop and operate a 50.9-megawatt (net) heavy fuel oil project in Tipitapa, Nicaragua. The Coastal Power subsidiary owns a 60% equity interest in the project, with Nicaraguan partners owning the remaining 40% interest. Operations commenced in the first quarter of 1999, with power from the project being sold to the national utility company under a long-term contract. An affiliate of Coastal Power operates the project pursuant to a long-term contract.

      In January 1999, a consortium comprised of a subsidiary of Coastal Power and Hydro-Quebec International Inc. purchased a 49% interest in Empresa de Generation Electrica Fortuna, S.A. ("Fortuna"), with the Coastal Power subsidiary holding approximately 49.9% of the acquired interest in Fortuna. Fortuna owns and operates a 300-megawatt hydroelectric plant located on the Chiriqui River in the highlands region of Panama's Chiriqui province. The plant began operating in 1983.

      In September 1999, a consortium, including a subsidiary of Coastal Power, acquired a 50% interest in the Itabo Generation Company ("Itabo"), with the Coastal Power subsidiary holding a 50% interest in the acquired interest. Itabo owns and operates several electric generating facilities in southern Dominican Republic, aggregating over 580 megawatts of nominal generating capacity.

      Coastal Wuxi Power Ltd., an affiliate of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture company to own, construct, and operate a simple-cycle, diesel-fired peaking plant. The project has a capacity of approximately 40 megawatts and is located in Wuxi City, Province of Jiangsu, The People's Republic of China. Coastal Wuxi Power Ltd. owns a 60% equity interest in the joint venture. The project commenced the sale of electrical energy in early 1996. Power generated by the plant is sold to the local utility under a long-term contract.

      Coastal Suzhou Power Ltd., a subsidiary of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own and operate an independent power project. The project has a capacity of approximately 76 megawatts and is located in Suzhou City, Province of Jiangsu, The People's Republic of China. Coastal Suzhou Power Ltd. owns a 60% equity interest in the joint venture. The project commenced the sale of electrical energy in late 1996. Power generated by the plant is sold under a long-term contract.

      Coastal Gusu Heat & Power Ltd., an affiliate of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture to develop, construct, own and operate a 30-megawatt cogeneration plant adjacent to the existing Suzhou City 76-megawatt plant. Coastal Gusu Heat & Power Ltd. owns a 60% equity interest in the joint venture. The project commenced commercial operation in November 1998. Power generated by the plant is sold to the local utility under a long-term contract.

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

      A subsidiary of Coastal Power is currently entitled to approximately 90% of the profits and cash flows of a 140 megawatt natural gas-fired power plant being constructed in Quetta, Pakistan, with an unrelated entity entitled to the remaining 10%. Commercial operations commenced in September 1999. The power from the project is sold to a national utility under a long-term contract.

      A subsidiary of Coastal Power has a financial stake of approximately 93% of a 125-megawatt, heavy fuel oil project in Farouqabad, Pakistan. Commercial operations commenced in December 1999 and the power from the project is sold to a national utility under a long-term contract.

      In September 1998, Coastal Power Khulna Ltd., a subsidiary of Coastal Power, acquired an interest in a 110- megawatt, fuel oil-fired, barge-mounted power plant located in Khulna in southwestern Bangladesh. The Coastal subsidiary's interest is 66.7%, net of a pending commitment to sell approximately 7% at par to an unrelated party. Commercial operation of the Khulna project began in October 1998. The power generated by the project is being sold to the national utility under a long-term contract.

Competition

      Coastal Power and its affiliates are subject to competition with other energy organizations and utilities seeking to develop and acquire independent power operations. Coastal and many other power producers are concentrating their efforts in the United States and abroad. Competition continues to increase as the world market for independent power production develops and power purchasers employ competitive bidding for project awards. In the United States and international locations, the sale of power and the operation of power cogeneration facilities are regulated by the applicable laws, rules and regulations of the respective governments and agencies having jurisdiction. Many states in the United States are restructuring their applicable laws, rules and regulations. This restructuring is likely to result in new development opportunities in the United States and increased competition in response to such opportunities.

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

      The Company spent approximately $10 million in 1999 on environmental capital projects and anticipates capital expenditures of approximately $36 million in 2000 in order to comply with such laws and regulations. The majority of the 2000 expenditures is attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance of $20 million to $40 million per year over the next several years.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the nine sites for which there is sufficient information, total cleanup costs are estimated to be approximately $609 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $8 million and has made appropriate provisions. At ten other sites, the EPA is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

      Additionally, certain subsidiaries of the Company have been named as PRPs in four state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. The Company believes the subsidiary's activities at the Florida site were de minimis. At a third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis. At the fourth site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

      The real property owned by the Company with regard to its subsidiary pipelines is owned in fee and consists principally of sites for compressor and metering stations and microwave and terminal facilities. With respect to the subsidiary-owned storage fields, the Company holds title to gas storage rights representing ownership of, or has long- term leases on, various subsurface strata and surface rights and also holds certain additional mineral rights. Under the NGA, the Company and its pipeline subsidiaries may acquire by the exercise of the right of eminent domain, through proceedings in United States District Courts or in state courts, necessary rights-of-way to construct, operate and maintain pipelines and necessary land or other property for compressor and other stations and equipment necessary to the operation of pipelines.

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

      In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the U.S. District Court, Southern District of Texas ("Texas suit"). The Texas suit alleges racially discriminatory employment policies and practices. Coastal vigorously denies these allegations and has filed responsive pleadings. Plaintiffs' counsel are seeking to have the Texas suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only.

      In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action. Plaintiffs filed with the Michigan Court of Appeals an application for leave to appeal the denial of the class certification. On November 5, 1999, the Michigan Court of Appeals denied the application for leave to appeal.

      Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Coastal and several of its subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States will not intervene in these cases at this time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants have filed a motion to dismiss which will be argued in March of 2000.

      In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including several Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit has been removed to the U.S. District Court for the District of Kansas. The plaintiffs have filed a motion to remand the case back to the state court, and several defendants have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings for pre-trial proceedings.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.

      The principal market on which Coastal Common Stock is traded is the New York Stock Exchange; Coastal Common Stock is also listed on The Stock Exchange in London, the Stock Exchanges of Dusseldorf, Frankfurt, Hamburg and Munich in Germany and on the Amsterdam Stock Exchange. The Class A Common Stock of Coastal is non-transferable; however, such stock is convertible share-for-share into Coastal Common Stock. As of February 1, 2000, the approximate number of holders of record of Common Stock was 12,560 and of the Class A Common Stock was 2,550.

      The following table presents the high and low sales prices for Coastal common shares based on the daily composite listing of transactions for New York Stock Exchange stocks, adjusted for the 2-for-1 stock split distributed July 1, 1998.

                                               1999                                         1998
                                -----------------------------------          -------------------
      Quarters                    High         Low        Dividends            High          Low        Dividends
--------------------            --------      -----       ---------          --------       -----       ---------

First Quarter                    $37.38      $29.44        $.0625             $34.13       $26.59        $.0500
Second Quarter                    43.88       32.75         .0625              38.25        32.34         .0625
Third Quarter                     45.25       37.88         .0625              35.75        25.25         .0625
Fourth Quarter                    42.50       31.25         .0625              38.75        30.88         .0625

      Coastal expects to continue paying dividends in the future. Dividends of $.05625 per share were paid on the Class A Common Stock for each quarter of 1999 and for the last three quarters of 1998, and $.045 per share was paid for the first quarter of 1998. At December 31, 1999, under the most restrictive of its financing agreements, the Company was prohibited from paying dividends and distributions on its Common Stock, Class A Common Stock and preferred stocks in excess of approximately $781.4 million.

Item 6.    Selected Financial Data.

      The following selected financial data (in millions of dollars except per share amounts) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as adjusted for minor reclassifications. The Notes to Consolidated Financial Statements included herein contain other information relating to this data.

                                                                  Year Ended December 31,
                                         -----------------------------------------------------------------------
                                             1999           1998*****         1997         1996****     1995
                                         -----------   --------------   ------------  -------------   ----------

Operating revenues*                      $   8,197.2   $      7,368.2   $    9,730.1  $  12,166.9**    $  10,343.2

Earnings from continuing operations
   before extraordinary items                  498.9            482.9          398.7        508.0**          285.6

Net earnings                                   498.9            444.4          301.5        402.6**          270.4

Basic earnings per share from
   continuing operations before
   extraordinary items***                       2.34             2.24           1.80         2.33**           1.28

Diluted earnings per share from
   continuing operations before
   extraordinary items***                       2.30             2.21           1.77         2.30**           1.27

Cash dividends per common share***               .25            .2375            .20            .20            .20

Total assets                                15,123.0         12,304.1       11,639.7       11,620.4       10,660.5

Debt, excluding current maturities           4,798.2          3,999.3        3,663.2        3,526.1        3,661.7

Securities of subsidiaries                     750.9            400.0          100.0          100.0             .6

* Amounts for 1997 include revenues for two months while 1995 and 1996 include twelve months of revenues from Coastal's gas marketing operations which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. in February 1997 and are included in Other Income
          - Net on the equity method thereafter.
** Amounts for 1996 included a gain of $272.3 million ($177 million net of income taxes, or $.84 per share- basic, $.83 per share-diluted), related to the sale of the Utah coal mining operations. Excluding the gain, earnings from continuing operations before extraordinary items for 1996 amounted to $331.0 million ($1.49 per share-basic, $1.47 per share-diluted).
*** Adjusted for a two-for-one stock split of the Company's common stock declared on May 7, 1998. In addition, cash dividends of $.225 per share were paid on the Company's Class A Common Stock in 1999, $.2138 in 1998, and $.18 was paid in 1997, 1996 and 1995.
**** Effective November 1, 1996, the Company discontinued the application of FAS 71. The accounting change resulted in a charge to earnings of $85.6 million, net of related income taxes of $50 million, and is shown as an extraordinary item.
***** Earnings from contining operations for 1998 include a gain of $58.6 million ($38.1 million net of income taxes, or 18 cents per share) from the sale of certain non-core natural gas gathering and processing assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 through F-11 hereof.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

      The information called for by this Item with respect to the directors is set forth in the Coastal Proxy Statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 30, 2000, or in an amendment to this Form 10-K Annual Report, and is incorporated herein by reference.

      The executive officers of the Registrant as of February 1, 2000, were as follows:

             Name (Age), Year First
               Elected An Officer                      Positions and Offices with the Registrant
      -------------------------------------            -------------------------------------------
      David A. Arledge (55), 1982                      Chairman of the Board, President and Chief Executive Officer
      Coby C. Hesse (52), 1986                         Senior Executive Vice President
      James A. King (60), 1992                         Executive Vice President
      Jeffrey A. Connelly (53), 1988                   Senior Vice President
      Carl A. Corrallo (56), 1993                      Senior Vice President and General Counsel
      Rodney D. Erskine (55), 1997                     Senior Vice President
      Donald H. Gullquist (56), 1994                   Senior Vice President
      Dan J. Hill (59), 1978                           Senior Vice President
      Kenneth O. Johnson (79), 1978                    Senior Vice President and Director
      Austin M. O'Toole (64), 1974                     Senior Vice President and Secretary
      Keith O. Rattie (45), 1996                       Senior Vice President
      James L. Van Lanen (55), 1985                    Senior Vice President
      Thomas M. Wade (47), 1995                        Senior Vice President
      M. Truman Arnold (71), 1993                      Vice President
      Daniel F. Collins (58), 1989                     Vice President
      Thomas E. Jackson (60), 1997                     Vice President
      Jeffrey B. Levos (39), 1997                      Vice President and Controller
      John J. Lipinski (49), 1995                      Vice President
      Stirling D. Pack, Jr. (52), 1999                 Vice President
      M. Frank Powell (49), 1993                       Vice President
      Ronald D. Matthews (52), 1994                    Treasurer

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

      Mr. Rattie was elected Senior Vice President of Coastal in January 2000. He has served as a Vice President of Coastal since December 1996. Mr. Rattie has held various positions with Coastal subsidiaries since 1995, including President of Coastal Gas Services Company, the Coastal subsidiary responsible for worldwide unregulated natural gas activities. Before joining Coastal, Mr. Rattie spent 18 years with the Chevron Corporation. From 1991 to 1995, Mr. Rattie was General Manager, International Gas Development with Chevron International Oil Company.

      Certain information called for by this item will be set forth in the Coastal Proxy Statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 30, 2000, or in an amendment to this Form 10-K Annual Report, and is incorporated herein by reference.

Item 11.   Executive Compensation.

      The information called for by this item will be set forth in the Coastal Proxy Statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or before April 30, 2000, or in an amendment to this Form 10-K Annual Report, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The information called for by this item will be set forth in the Coastal Proxy Statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 30, 2000, or in an amendment to this Form 10-K Annual Report, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

      The information called for by this item will be set forth in the Coastal Proxy Statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 30, 2000, or in an amendment to this Form 10-K Annual Report, and is incorporated herein by reference.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements and Supplemental Information.

                 The following Consolidated Financial Statements of Coastal and Subsidiaries and Supplemental Information are included in response to
           Item 8 hereof on the attached pages as indicated:

                                                                           Page
                                                                           ----
           Independent Auditors' Report..................................  F-12
           Statement of Consolidated Operations for the years ended
               December 31, 1999, 1998 and 1997..........................  F-13
           Consolidated Balance Sheet at December 31, 1999 and 1998......  F-14
           Statement of Consolidated Cash Flows for the years ended
               December 31, 1999, 1998 and 1997..........................  F-16
           Statement of Consolidated Common Stock and Other Stockholders'
               Equity for the years ended December 31, 1999, 1998 and
               1997......................................................  F-17
           Notes to Consolidated Financial Statements....................  F-18
           Supplemental Information on Oil and Gas Producing Activities
               (Unaudited)...............................................  F-43

      2.   Financial Statement Schedules.

              The following schedules of Coastal and Subsidiaries are included on the attached pages as indicated:

                                                                           Page
                                                                           ----
           Schedule I    -   Condensed Financial Information of the
                             Registrant...................................  S-1
           Schedule II   -   Valuation and Qualifying Accounts............  S-6

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

           10.1+ 1985 Stock Option Plan (Appendix A to Coastal's Proxy Statement for the 1986 Annual Meeting of Stockholders, dated March 27, 1986).

           10.2+ The Coastal Corporation Performance Unit Plan effective as of January 1, 1987 (Exhibit 10.5 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

          -------------------------
          Note:
             + Indicates documents incorporated by reference from the prior filing indicated.

           10.3+ The Coastal Corporation Replacement Pension Plan effective as of November 1, 1987 (Exhibit 10.6 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

           10.4+   Description of Coastal's Key Employees Bonus Plan (Exhibit
                   10.7 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

           10.5+ The Coastal Corporation Dividend Reinvestment and Stock Purchase Plan, dated July 9, 1996 (Exhibit 10 to Coastal's Form S-3 filed on July 15, 1996).

           10.6+ The Coastal Corporation Amended and Restated Stock Grant Plan, effective October 9, 1997. (Exhibit 10.7 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

           10.7+ The Coastal Corporation Amended and Restated Deferred Compensation Plan for Directors, effective October 9, 1997. (Exhibit 10.8 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

           10.8+ The Coastal Corporation 1990 Stock Option Plan (Exhibit 10.13 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

           10.9+ The Coastal Corporation 1997 Directors Stock Plan, effective June 5, 1997. (Exhibit 10.10 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

           10.10+  The Coastal Corporation Deferred Compensation Plan (Exhibit
                   10.14 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

           10.11+ The Coastal Corporation 1994 Incentive Stock Plan (Appendix A to Coastal's Proxy Statement for the 1994 Annual Meeting of Stockholders dated March 29, 1994).

           10.12+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, includes Plan as Restated as of January 1, 1989 and First Amendment dated July 27, 1992, Second Amendment dated December 9, 1992, Third Amendment dated October 29, 1993 (Exhibit 10.16 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

           10.18+ Agreement for Consulting Services between The Coastal Corporation and Oscar S. Wyatt, Jr. dated August 1, 1997. (Exhibit 10.19 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

           10.19+ The Coastal Corporation 1998 Incentive Stock Plan, effective March 19, 1998 (Appendix A to Coastal's Proxy Statement for the 1998 Annual Meeting of Stockholders dated March 26,
                   1998).

           10.20* Employment Agreement between David A. Arledge and The Coastal Corporation dated as of April 1, 1999.

           10.21* Form of employment agreement for an Employment Agreement between The Coastal Corporation and each of Coby C. Hesse and Gene T. Waguespack, dated January 17, 2000.

           10.22* Form of employment agreement for an Employment Agreement between The Coastal Corporation and each of James A. King, Jeffrey A. Connelly, Carl A. Corrallo, Rodney D. Erskine, Donald H. Gullquist, Dan J. Hill, Austin M. O'Toole, Keith O. Rattie, James L. Van Lanen and Thomas M. Wade, dated January 17, 2000.

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

      THE COASTAL CORPORATION
      (Registrant)


By:   DAVID A. ARLEDGE
      ---------------------------------------
      David A. Arledge
      Chairman of the Board, President and
      Chief Executive Officer
      February __, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   DAVID A. ARLEDGE
      ---------------------------------------
      David A. Arledge
      Chairman of the Board, President and
      Chief Executive Officer
      (Principal Executive Officer)
      February __, 2000


By:   COBY C. HESSE
      ---------------------------------------
      Coby C. Hesse
      Principal Accounting Officer and
      Principal Financial Officer
      February __, 2000


By:
      ---------------------------------------
      John M. Bissell
      Director
      February __, 2000

                                      * * *

By:   GEORGE L. BRUNDRETT, JR.
      ---------------------------------------
      George L. Brundrett, Jr.
      Director
      February __, 2000


By:   HAROLD BURROW
      ---------------------------------------
      Harold Burrow
      Director
      February __, 2000


By:   JAMES F. CORDES
      ---------------------------------------
      James F. Cordes
      Director
      February __, 2000


By:   ROY L. GATES
      ---------------------------------------
      Roy L. Gates
      Director
      February __, 2000


By:   ANTHONY W. HALL, JR.
      ---------------------------------------
      Anthony W. Hall, Jr.
      Director
      February __, 2000


By:   KENNETH O. JOHNSON
      ---------------------------------------
      Kenneth O. Johnson
      Director
      February __, 2000


By:   JEROME S. KATZIN
      ---------------------------------------
      Jerome S. Katzin
      Director
      February __, 2000


By:   J. CARLETON MACNEIL, JR.
      ---------------------------------------
      J. Carleton MacNeil, Jr.
      Director
      February __, 2000


By:   THOMAS R. McDADE
      ---------------------------------------
      Thomas R. McDade
      Director
      February __, 2000


By:   O. S. WYATT, JR.
      ---------------------------------------
      O. S. Wyatt, Jr.
      Director
      February __, 2000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

      The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

      The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                   1999        1998        1997
                                                                                 --------    --------    --------

Return on average common stockholders' equity................................    13.5%       14.6%       13.1%
Cash flow from operating activities to long-term debt........................    21.8%       28.7%       26.7%
Total debt to total capitalization...........................................    51.9%       52.1%       53.0%
Times interest earned (before tax)...........................................     3.1         3.2         2.7

      The above ratios reflect increased capitalization and debt in 1999 and 1998. The changes in the cash flow from operating activities to long-term debt ratio resulted from changes in working capital, earnings from operations and long- term debt.

      Cash flows provided from operating activities were $1,043.8 million in 1999, $1,146.3 million in 1998 and $976.9 million in 1997. The 1999 decrease can be primarily attributed to increases for working capital requirements. The change in 1998 was due to increases for earnings from continuing operations before extraordinary items and deferred income taxes.

      Capital expenditures amounted to $1,780.6 million, $1,404.0 million and $996.7 million in 1999, 1998 and 1997, respectively. The capital expenditures for Exploration and Production were up by 15% in 1999, as the segment added proved reserves of 1.3 trillion cubic feet of natural gas equivalent, which amounted to a reserve replacement rate of 499 percent. Natural Gas capital expenditures increased by 60% in 1999 due to increases for the interstate pipelines as well as for unregulated operations. Capital expenditures for Refining, Marketing and Chemicals decreased by 29% in 1999 primarily as a result of the completion of certain expansion projects at the Aruba refinery. The capital expenditures for Power increased by $151 million in 1999 due to the purchase of the Rensselaer facility in New York and the ManChief project in Colorado. Coal's capital expenditures were up by 88% in 1999 as the Company continued to expand capacity and develop additional markets for its coal reserves. The increased capital expenditures for 1998 were primarily due to Exploration and Production, which increased spending by $360.4 million over 1997, 88% of the Company's total increase, as the continued successful programs resulted in reserve additions which were more than three times 1998 production. Capital expenditures for Refining, Marketing and Chemicals increased 37% in 1998, primarily due to expansion projects at the Aruba refinery. Natural Gas capital expenditures decreased 14% in 1998 as system expansions for the interstate pipelines were down from 1997. Capital expenditures for the Coal segment were up 85% in 1998 as the Company continued its transformation from a processing and marketing company using contract miners into an integrated company that mines, processes and sells its own coal.

      The 1999 decrease in proceeds from the sale of property, plant and equipment of $60.8 million and the increase in 1998 of $14.4 million resulted primarily from the 1998 sale of certain non-core Natural Gas processing and gathering assets. Additions to investments increased in 1999 and 1998 as a result of the Power segment increasing its interest in existing plants, completing new projects and pursuing opportunities in the United States and abroad. The Natural Gas segment's additions to investments in 1999 increased by $76.2 million as a result of investments in new and existing pipeline ventures. Proceeds from investments decreased in 1999 and 1998 due to reductions from Natural Gas and Refining, Marketing and Chemical ventures, respectively.

      The Company increased total debt by $852.9 million in 1999 and $393.6 million in 1998. The 1999 and 1998 increases were used for capital expenditures and additions to investments.

      In February 1999, the Company completed a public offering of $200 million of 6.375% senior debentures due 2009. The net proceeds from the sale were used to repay floating rate indebtedness of a subsidiary under a revolving credit facility.

      In May 1999, the Company issued $200 million of 6.2% senior notes due in 2004 and $200 million of 6.5% senior notes due in 2006. The net proceeds from the sale of the notes were used to retire $150 million of 8.75% senior notes due May 15, 1999 and to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

      In August 1999, the Company issued a total of 18,400,000 FELINE PRIDESSM consisting of 17,000,000 Income PRIDES with a stated value of $25 and 1,400,000 Growth PRIDES with a stated value of $25, and also issued $35 million of 6.625% Senior Debentures, having a principal amount of $25 and due August 16, 2004 (the "Senior Debentures"). The Income PRIDES consist of a unit comprised of a Senior Debenture and a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock. The Growth PRIDES consist of a unit comprised of a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock and a 2.5% undivided beneficial interest in a three-year Treasury security having a principal amount at maturity equal to $1,000. The interest rate on the Senior Debentures is to be reset, subject to certain limitations, effective August 16, 2002. Under the terms of the purchase contracts, the Company will issue shares of the Company's common stock in a number ranging from a minimum of approximately 9.9 million shares up to a maximum of approximately 12.1 million shares, depending on the market price, upon settlement of the purchase contract. If the market price of Coastal's common stock is less than or equal to $38.0625, the number of shares to be delivered will be calculated by dividing the stated price by $38.0625. If the market price of Coastal's common stock is greater than $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by $46.4363. If the market price is between $38.0625 and $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by the market price. The Company received total gross proceeds of approximately $460 million before applicable expenses. The proceeds from the issuance of the FELINE PRIDESSM and the Senior Debentures were used to repay indebtedness, including indebtedness of subsidiaries.

      In May 1999, the stockholders approved an increase in the authorized shares of common stock from 250 million to 500 million shares.

      Capital expenditures for 2000, including the Company's equity investments in partnerships and joint ventures, are currently projected at approximately $1.9 billion; however, future expenditures are dependent on conditions in the energy industry. These expenditures are primarily for completion of projects in process, operational necessities, environmental requirements, expansion projects and increased efficiency. Other expansion opportunities will continue to be evaluated.

      Financing for budgeted expenditures and mandatory debt retirements in 2000 will be accomplished by the use of internally generated funds, existing credit lines, proceeds from the selective sale of non-core assets and new financings.

      Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will also be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

      Unused lines of credit at December 31, 1999 were as follows (Millions of Dollars):

           Short-term......................................     $ 1,031.4
           Long-term*......................................       1,234.7
                                                                ---------
                                                                $ 2,266.1
                                                                =========

           * $496.3 million of unused long-term credit lines are dedicated to specific uses.

      Credit agreements of certain subsidiaries contain covenants which limit the making of advances to affiliates and payment of dividends. Where applicable, restrictions are generally in the form of computed capacities with respect to advances and the payment of dividends. At December 31, 1999, net assets of consolidated subsidiaries amounted to approximately $8.4 billion, of which approximately $766.9 million was restricted. These provisions have not, and are not expected to, have any meaningful impact on the ability of the Company to meet its cash obligations.

      The Financial Accounting Standard Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 137 ("FAS 137"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Company spent approximately $10 million in 1999 on environmental capital projects and anticipates capital expenditures of approximately $36 million in 2000 in order to comply with such laws and regulations. The majority of the 2000 expenditures is attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance of $20 million to $40 million per year over the next several years.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the nine sites for which there is sufficient information, total cleanup costs are estimated to be approximately $609 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $8 million and has made appropriate provisions. At ten other sites, the EPA is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

      Additionally, certain subsidiaries of the Company have been named as PRPs in four state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. The Company believes the subsidiary's activities at the Florida site were de minimis. At a third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis. At the fourth site, the Texas

Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

      The following table presents hypothetical changes in fair values in the Company's debt obligations and other market sensitive financial instruments at December 31, 1999 and 1998. The modeling technique used measures the change in fair values arising from selected changes in interest rates. Market changes reflect immediate hypothetical changes in interest rates at December 31. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Millions of Dollars                          No Change             10% Increase                10% Decrease
                                             ---------      ------------------------    --------------------------

       Impact of changes in market             Fair            Fair        Increase         Fair         Increase
          rates of interest on:                Value           Value      (Decrease)        Value       (Decrease)
---------------------------------------    -----------      -----------   ----------    -----------     ----------

Assets
   Notes receivable and marketable debt
     securities
         1999.........................     $     305.6      $     298.9  $      (6.7)   $     313.1     $      7.5
         1998.........................           312.2            305.2         (7.0)         319.8            7.6

Liabilities
   Long-term debt subject to fixed interest
     rates
         1999.........................     $   3,550.2      $   3,410.6  $    (139.6)   $   3,702.4     $    152.2
         1998.........................         2,982.7          2,875.9       (106.8)       3,097.3          114.6

Securities of Subsidiaries
   Mandatory redemption preferred
     securities of a consolidated trust
         1999.........................     $     276.0      $     260.1  $     (15.9)   $     293.9     $     17.9
         1998.........................           295.6            279.2        (16.4)         313.4           17.8

      The Company is not subject to fair value risk resulting from changes in market rates of interest on its portfolio of variable rate obligations, including notes payable, long-term debt, other commitments and variable to fixed swaps with an aggregate fair value of approximately $2,012.6 million at December 31, 1999. However, variable rate obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise. If interest rates were to immediately increase by 10% from the December 31, 1999 levels and continue through 2000 assuming no changes in debt levels, interest expense, including the effects of interest rate swaps, would increase by approximately $11.7 million with a corresponding decrease in earnings before taxes, as compared to an $11.4 million increase at December 31, 1998.

      Subsidiaries of the Company have issued preferred stocks with an aggregate fair value of $150 million at December 31, 1999 and $100 million at December 31, 1998. These preferred stocks pay cumulative preferred dividends at variable rates tied to market rates of interest. These stocks expose the Company to potential decreases in earnings should interest rates increase. An immediate 10% increase in market rates of interest, continuing through 2000, assuming no change in outstanding shares, would decrease earnings before taxes by approximately $0.9 million, compared to a $0.5 million decrease at December 31, 1998. Another subsidiary of the Company issued preferred stock in 1999 with a fair value of $16.3 million at December 31, 1999 that pays cumulative preferred dividends at 6%. A 10% change in market rates of interest would not have a material impact on earnings before taxes related to this stock.

      The limited partners of a consolidated joint venture established in 1999 are entitled to a priority return based on market rates of interest. This limited partner interest has a fair value of $285.9 million at December 31, 1999 and exposes the Company to potential decreases in earnings should interest rates increase. An immediate 10% increase in market rates of interest, continuing through 2000, assuming no changes in qualifying limited partner capital, would decrease earnings before taxes by approximately $1.7 million.

      The Company also holds certain equity securities that expose the Company to price risk associated with equity security markets. These securities are carried at their fair value of $21.2 million at December 31, 1999. An immediate decrease in the market prices of these securities of 10% would result in a fair value of approximately $19.1 million, or a decrease in earnings before taxes of approximately $2.1 million. The potential loss at December 31, 1998 was approximately $2.3 million.

      The Company also enters into swaps, futures and other contracts to hedge exposure to price risks associated with crude oil, refined product and natural gas inventories, commitments and certain anticipated transactions. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at December 31, 1999 and 1998. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table. Derivative commodity instruments held or issued for trading purposes are not material at December 31, 1999.

Millions of Dollars                          No Change             10% Increase                10% Decrease
                                             ---------      ------------------------    --------------------------

     Impact of changes in commodity            Fair            Fair        Increase         Fair         Increase
               prices on:                      Value           Value      (Decrease)        Value       (Decrease)
---------------------------------------    -----------      -----------   ----------    -----------     ----------

Derivative commodity instruments
     1999.............................     $      22.9      $       7.7  $     (15.2)   $      38.1     $     15.2
     1998.............................           (20.9)           (25.7)        (4.8)         (16.1)           4.8

      In addition, the repayment terms of certain long-term variable rate debt with a fair value of $264.2 million at December 31, 1999, is linked to the quoted market price of crude oil in order to hedge inventory and certain anticipated activity against the risk of market changes in the price of crude oil. An immediate, hypothetical increase of 10% in the price of crude oil at December 31, 1999 would result in an increase of $27.5 million in the fair value of this debt, which would be offset by a corresponding increase in the fair value of the hedged activities. The hypothetical gain in fair value at December 31, 1998 was $12.9 million. The increase in the hypothetical change is due to the increase in oil prices in 1999.

      The Company's utilization of derivative financial and commodity instruments in managing market risk exposures described above is consistent with the prior year.

      Year 2000. The Company did not experience any significant disruptions in its operations during the transition into the Year 2000. In the third quarter of 1999, the Company announced that it had completed necessary assessments, modifications or replacement and testing of systems critical for the delivery of products and services and that it believed it had met its Year 2000 readiness objectives. The Company also prepared a contingency plan to mitigate potential adverse effects which might have arisen from noncompliant systems or third parties who had not adequately addressed the Year 2000 issue. Because of its preparations, the Company did not expect any significant disruptions in its own operations. The amounts incurred and expensed for developing and carrying out the overall Year 2000 plan totaled approximately $18 million. While the Company did not experience any significant Year 2000 disruptions during the transition into the Year 2000, it will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses.

                              Results of Operations

      The Company operates principally in the following lines of business: natural gas; refining, marketing and chemicals; exploration and production; power; and coal.

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

      The Company's interstate pipelines operate under FERC Order 636. The intent of Order 636 is to ensure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC requires the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, and provides that the pipeline's variable operating costs are received through the commodity billing component. In addition, Order 636 has resulted in the incurrence of transition costs. However, Order 636 provides mechanisms for the recovery of such costs within a reasonable time period.

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

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $   1,246.9     $   1,358.4      $  2,166.2
Depreciation, depletion and amortization........................            129.2           118.3           136.5
Earnings before interest and income taxes.......................            573.8           594.3           583.0
Total throughput volume (Bcf)...................................            2,109           2,132           2,190

      1999 Versus 1998. Operating revenues decreased by $112 million in 1999 primarily as a result of reduced transportation, storage and gathering revenues; lower volumes of gas sales; a 1998 gain of $59 million from the sale of certain non-core natural gas gathering and processing assets; and proceeds of $27 million in 1998 from the termination of gas transportation agreements. Revenues of $39 million in 1998 from a rate case settlement were largely responsible for the transportation, storage and gathering revenue decrease.

      Purchases decreased by $49 million, primarily due to reduced natural gas volumes. Gross profit decreased by $63 million in 1999 when compared to 1998.

      Earnings before interest and income taxes ("EBIT") decreased by $21 million in 1999 as a result of the $59 million gain from the sale of assets noted above, $39 million from a 1998 rate case settlement and proceeds of $27 million received from the termination of gas transportation agreements in 1998 partially offset by increased earnings from equity investments of $15 million, a 1998 provision of $18 million for environmental and other matters not recurring, an $8 million gross profit increase from the operation of extraction plants, $32 million increased gross profit from gas sales, reduced operating expenses of $11 million, and other increases of $20 million. The increased earnings from equity method investments is primarily due to a one-time charge of $15 million in 1998 related to the default on delivery obligations by a supplier of electricity to Engage. The other increases result primarily from recoveries of environmental costs from prior years and increased rental income.

      Demand for natural gas is expected to increase in the United States, particularly in the Midwest and East. Coastal's strategy is to find and develop new reserves and position our assets to move gas to these core growth markets.

      1998 Versus 1997. The decrease in operating revenues of $808 million was primarily a result of the Company's unregulated gas marketing operations which became a part of Engage in 1997. The revenues from these operations, which were included in the Company's revenues through February 1997, resulted in a decrease of $833.5 million for the 1998 period. Revenues for 1997 also included a $42 million gain from an equalization payment recognized in connection with the Engage combination. The 1998 revenues included a $59 million gain from the sale of certain non- core natural gas processing and gathering assets. Transportation and storage revenues decreased in 1998.

      Purchases decreased by $793 million, primarily due to the combination of the Company's unregulated natural gas marketing operations noted above. Gross profit decreased by $15 million in 1998.

      EBIT increased by $11 million as a result of the $59 million gain from the sale of assets noted above; proceeds of $27 million received from the termination of gas transportation agreements; $39 million from a rate case settlement; reduced depreciation, depletion and amortization of $18 million; and decreased operating and general expenses of $20 million partially offset by the $42 million 1997 gain discussed above; decreased earnings from equity investments of $12 million; reduced transportation, storage and gathering revenues of $43 million; a decrease of $8 million from the combination of gas marketing operations; reduced revenues of $34 million from the operation of gas plants and sale of extracted products; and other decreases of $13 million. The reduced transportation, storage and gathering revenues resulted from warmer than normal weather, decreased rates and continued intensified competition across the United States natural gas industry. Depreciation, depletion and amortization decreased due to the revision of depreciation rates for certain assets as discussed in Note 1 of Notes to Consolidated Financial Statements. The decreased earnings from equity investments included a one-time charge of $15 million in 1998 related to the default on delivery obligations by a supplier of electricity to Engage. Operating expenses decreased primarily due to reductions for gas plant operations. The other decreases were primarily due to reduced gross profit from gas sales.

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

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $   6,008.1     $   5,202.7      $  6,877.1
Depreciation, depletion and amortization........................             74.3            78.3            74.6
Earnings before interest and income taxes.......................            228.5           243.9            95.6
Refined product sales (millions of barrels).....................              287             300             279

      1999 Versus 1998. Operating revenues increased by $805 million due to higher prices and other increases partially offset by lower sales volumes. Sales volumes of refined products, including products purchased from others, were down 4% from 1998.

      Purchases increased by $823 million, also due to higher prices partially offset by lower volumes, resulting in a gross profit decrease of $18 million. Refining margins in 1999 were at a 15-year low, a result of three consecutive warm winters, the downturn in Asian demand and the artificially tight crude market that resulted when producers curtailed supply.

      The gross profit decrease of $18 million results from reduced margins of $33 million and lower sales volumes of $27 million partially offset by increased gross profit of $18 million from the sale, trading and exchanging of third-party products and other increases of $24 million, primarily from recoveries of environmental costs from prior years.

      EBIT decreased by $15 million in 1999 as the decreased gross profit of $18 million and increased operating and general expenses of $20 million were partially offset by improved earnings from equity investments of $20 million and other increases of $3 million. Operating and general expenses increased primarily as a result of increased throughput at the Company's refineries.

      1998 Versus 1997. The decrease in operating revenues of $1,674 million was due to reduced prices partially offset by increased volumes. Although throughput at the companies refineries was down in 1998 due to scheduled turnarounds, sales volumes of refined products, including products purchased from others, was up 8%.

      Purchases decreased by $1,809 million, also due to reduced prices partially offset by increased volumes, resulting in a gross profit increase of $135 million. The reduced purchases can also be attributed to the Company's increasing ability to use less expensive heavy and sour crudes.

      The gross profit increase resulted from increased margins of $105 million; higher sales volumes of $24 million; and an increase of $8 million from the sale, trading and exchanging of third-party products partially offset by other decreases of $2 million.

      The EBIT increase of $148 million resulted from the increased gross profit of $135 million and reduced operating expenses of $25 million partially offset by increased depreciation, depletion and amortization of $4 million and reduced earnings from equity investments of $8 million. The reduced operating expenses resulted from reductions for the retail operations, primarily as a result of the sale of certain stores in 1998, and the closure of certain terminal operations in the northeastern United States in 1997.

      Exploration and Production. Exploration and production operations involve the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $     584.0     $     463.0      $    490.2
Depreciation, depletion and amortization........................            231.9           209.2           185.5
Earnings before interest and income taxes.......................            185.9           109.8           167.6
Natural gas production (MMcf per day)...........................              632             509             436
Oil, condensate and natural gas liquids production (bpd)........           12,261          15,281          13,580

Average sales price (dollars):
      Gas (per Mcf).............................................      $      2.19     $      1.95      $     2.40
      Oil, condensate and natural gas liquids (per barrel)......            16.49           11.77           18.75

      1999 Versus 1998. Operating revenues increased by $121 million as increased volumes and prices for natural gas and increased prices for crude oil, condensate and natural gas liquids were partially offset by lower crude oil, condensate and natural gas liquids volumes. Revenue increases for natural gas of $143 million; crude oil, condensate and natural gas liquids of $8 million and other of $1 million were partially offset by a decrease of $31 million from hedging activities. Average daily net production of natural gas increased by 24% over 1998 and net production of crude oil, condensate and natural gas liquids decreased by 20% from the prior year. The natural gas volume increase results from Coastals' ongoing successful programs in the Gulf of Mexico, Texas Coastal Plain and the Uinta and Piceance Basins in the Rocky Mountain area.

      The EBIT increase of $76 million results from increased production volumes of $74 million; higher product prices of $77 million and other increases of $1 million partially offset by increased operating and general expenses of $22 million; higher depreciation, depletion and amortization of $23 million; and the $31 million decrease from hedging activities. The increase in operating and general expenses is primarily a result of increased production volumes, and the higher depreciation, depletion and amortization results from increased production volumes partially offset by a lower rate.

      For the fifth year in a row, Coastal added reserves in 1999 that were more than triple production.

      1998 Versus 1997. The decrease in operating revenues of $27 million resulted from lower prices for all products partially offset by increased volumes. Natural gas revenue decreases of $20 million and crude oil, condensate and natural gas liquids revenue decreases of $27 million were partially offset by increases of $20 million, primarily the result of hedging activities. Average daily net production of natural gas increased by 17% over 1997 and net production of crude oil, condensate and natural gas liquids increased by 13% over the prior year. These volume increases resulted from Coastal's ongoing successful programs in the Gulf of Mexico, the Texas Coastal Plain and Utah's Uinta Basin.

      The EBIT decrease of $58 million resulted from lower prices of $123 million; increased depreciation, depletion and amortization of $24 million; operating and general expense increases of $8 million and other decreases of $3 million partially offset by higher volumes of $75 million and a $25 million increase from hedging activities. The depreciation, depletion and amortization increase resulted from increased production. Operating expenses were higher as a result of increased expenses for producing wells.

      Power. Power operations include the ownership of, participation in and operation of power projects in the United States and internationally.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $     127.6     $     121.1      $    103.8
Depreciation, depletion and amortization........................              8.5             3.2             3.1
Earnings before interest and income taxes.......................             89.0            67.8            43.4

      1999 Versus 1998. Operating revenues increased by $6 million in 1999 as a result of revenues from the Rensselaer power plant ($21 million) which was purchased in 1999 partially offset by a net benefit of $17 million in 1998 from the restructuring of power purchase agreements for the Company's Fulton power plant. The EBIT increase of $21 million results from the improved revenues of $6 million and increased earnings from equity investments of $31 million partially offset by increases for operating and general expenses of $8 million; depreciation, depletion and amortization of $5 million; and other decreases of $3 million. The increases for operating and general expenses and depreciation, depletion and amortization are primarily due to the Rensselaer operations.

      Coastal's net generating capacity in operation on December 31, 1999, was 1,422 megawatts, up 69% from December 31, 1998. Coastal's power business continues to pursue growth, with particular emphasis on the domestic market.

      1998 Versus 1997. The increase in operating revenues of $17 million was primarily due to a net benefit of $17 million from the restructuring of power purchase agreements for the Company's Fulton power plant ("Plant"). The net benefit reflected a $23 million reduction in the Plant's carrying value (to estimated fair value following the restructuring) and deferral of certain proceeds to cover estimated future costs. The EBIT increase of $24 million reflected this $17 million and increased income from equity investments of $7 million. The increased equity income in 1998 can be attributed to Coastal's successful expansion of its power operations in North America, Latin America and Asia.

      Coal. Coal operations include mining, processing and marketing of coal from Company-owned reserves and from other sources, and the brokering of coal for others.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $     257.6     $     241.7      $    226.8
Depreciation, depletion and amortization........................             16.8            14.6            14.1
Earnings before interest and income taxes.......................             15.8            17.4            25.3
Captive and brokered sales (millions of tons)...................              9.5             9.0             8.0

      1999 Versus 1998. The increase in coal revenues results primarily from increased volumes partially offset by lower prices and a 1998 gain of $3 million from the sale of assets. The segment experienced a 10% increase in captive volumes sold and a 3% decrease in the average sale price per ton as compared to 1998.

      EBIT decreased by $2 million in 1999 as increases for operating and general expenses of $16 million and depreciation, depletion and amortization of $2 million more than offset the increased revenues of $16 million. The increased operating and general expenses, which include coal costs, are primarily due to the increased volumes.

      Coastal's coal business made significant progress in 1999 toward its goal of expanding capacity and developing additional markets for its reserve base. It is rapidly transforming from a niche producer to a high-volume marketer of low-sulfur steam coal.

      1998 Versus 1997. The increase in coal revenues of $15 million resulted primarily from increased volumes and a gain of $3 million from the sale of assets partially offset by lower prices. The segment experienced a 14% increase in captive volumes sold and a 2% decrease in the average sale price per ton as compared to 1997.

      The EBIT decrease of $8 million in 1998 resulted from a nonrecurring favorable resolution of a contingency in 1997 for $9 million, increased operating and general expenses of $13 million and other decreases of $1 million partially offset by the increased revenues of $15 million. The increased operating and general expenses, which include coal costs, were primarily due to the increased volumes sold.

      Corporate and Other. Other operations involve real estate and corporate income and expense not allocated to the operating segments.

                                                                                   Millions of Dollars
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

Operating revenues..............................................      $      15.1     $      23.0      $     29.4
Depreciation, depletion and amortization........................              3.6             7.0             4.1
Loss before interest and income taxes...........................            (96.9)          (88.7)          (70.4)

      1999 Versus 1998. The decrease in operating revenues of $8 million results from the transfer of certain real estate properties to the Natural Gas segment. The increased loss before interest and income taxes of $8 million results from dividends on the Company-obligated mandatory redemption preferred securities of a consolidated trust and increased expenses from financing activities partially offset by increased income from the return on pension assets.

      1998 Versus 1997. Operating revenues decreased by $6 million, primarily as the result of the sale of certain real estate properties in 1997. The increased loss before interest and income taxes of $18 million was attributable to dividends on the Company-obligated mandatory redemption preferred securities of a consolidated trust of $16 million and other of $2 million.

                            Interest and Debt Expense

      1999 Versus 1998. Interest and debt expense increased by $28 million in 1999 as the result of higher average debt partially offset by reduced average interest rates and increased capitalized interest.

      1998 Versus 1997. The interest and debt expense decrease of $13 million resulted from reduced average interest rates, reduced interest associated with regulatory matters and increased capitalized interest partially offset by increases due to higher average debt.

                                 Taxes on Income

      Income taxes fluctuated as a result of changing levels of income before taxes and changes in the effective federal income tax rate. The effective federal income tax rates were primarily affected by the exclusions for foreign investments and certain domestic joint ventures.

                             Discontinued Operations

      The discontinued operations resulted from the Company's pursuing the disposition of its 50% ownership of a joint venture trucking operation as described in Note 12 of the Notes to Consolidated Financial Statements.

                               Extraordinary Item

      The extraordinary item, net of income taxes, resulted from the early retirement of debt in 1997. See Note 13 of the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
The Coastal Corporation
Houston, Texas

      We have audited the accompanying consolidated balance sheets of The Coastal Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Coastal Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.









DELOITTE & TOUCHE LLP



Houston, Texas
February 8, 2000

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars Except Per Share)


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

OPERATING REVENUES..............................................      $   8,197.2     $   7,368.2      $   9,730.1
                                                                      -----------     -----------      -----------

OPERATING COSTS AND EXPENSES
   Purchases....................................................          5,148.7         4,376.8          6,863.5
   Operating and general expenses...............................          1,687.2         1,674.9          1,700.4
   Depreciation, depletion and amortization.....................            479.6           443.2            433.5
                                                                      -----------     -----------      -----------
                                                                          7,315.5         6,494.9          8,997.4
                                                                      -----------     -----------      -----------

OTHER INCOME - NET..............................................            114.4            71.2            111.8
                                                                      -----------     -----------      -----------

EARNINGS BEFORE INTEREST AND INCOME TAXES.......................            996.1           944.5            844.5
                                                                      -----------     -----------      -----------

OTHER EXPENSES
   Interest and debt expense....................................            323.3           294.9            307.5
   Taxes on income..............................................            173.9           166.7            138.3
                                                                      -----------     -----------      -----------

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM....................................            498.9           482.9            398.7

DISCONTINUED OPERATIONS - NET OF INCOME TAXES
   Loss from operations.........................................                -            (3.5)            (6.6)
   Estimated loss on disposal...................................                -           (35.0)               -
                                                                      -----------     -----------      -----------

EARNINGS BEFORE EXTRAORDINARY ITEM..............................            498.9           444.4            392.1

EXTRAORDINARY ITEM - NET OF INCOME TAXES
   Loss on early extinguishment of debt.........................                -               -            (90.6)
                                                                      -----------     -----------      -----------

NET EARNINGS....................................................            498.9           444.4            301.5

DIVIDENDS ON PREFERRED STOCK....................................               .3             6.0             17.4
                                                                      -----------     -----------      -----------

NET EARNINGS AVAILABLE TO COMMON
   STOCKHOLDERS.................................................      $     498.6     $     438.4      $     284.1
                                                                      ===========     ===========      ===========

BASIC EARNINGS PER SHARE
   From continuing operations before extraordinary item.........      $      2.34     $      2.24      $      1.80
   Discontinued operations......................................                -            (.18)            (.03)
   Extraordinary item...........................................                -               -             (.43)
                                                                      -----------     -----------      -----------

   NET BASIC EARNINGS PER SHARE.................................      $      2.34     $      2.06      $      1.34
                                                                      ===========     ===========      ===========

DILUTED EARNINGS PER SHARE
   From continuing operations before extraordinary item.........      $      2.30     $      2.21      $      1.77
   Discontinued operations......................................                -            (.18)            (.03)
   Extraordinary item...........................................                -               -             (.42)
                                                                      -----------     -----------      -----------

   NET DILUTED EARNINGS PER SHARE...............................      $      2.30     $      2.03      $      1.32
                                                                      ===========     ===========      ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1999            1998
                                                                                      -----------      ----------

ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents.....................................................     $      44.4      $    106.9
   Receivables, less allowance for doubtful accounts $17.4 million (1999)
      and $15.9 million (1998)...................................................         1,932.5         1,142.8
   Inventories...................................................................           732.7           499.5
   Prepaid expenses and other....................................................           213.9           220.6
                                                                                      -----------      ----------
      Total current assets.......................................................         2,923.5         1,969.8
                                                                                      -----------      ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Natural gas systems...........................................................         6,328.7         6,069.2
   Refining, crude oil and chemical facilities...................................         2,555.0         2,424.2
   Gas and oil properties - at full-cost.........................................         3,832.0         2,870.8
   Other.........................................................................           581.5           366.6
                                                                                      -----------      ----------
                                                                                         13,297.2        11,730.8
   Accumulated depreciation, depletion and amortization..........................         3,959.8         3,706.9
                                                                                      -----------      ----------
                                                                                          9,337.4         8,023.9
                                                                                      -----------      ----------

OTHER ASSETS
   Goodwill......................................................................           451.8           470.8
   Investments - equity method ..................................................         1,434.9           970.8
   Other.........................................................................           975.4           868.8
                                                                                      -----------      ----------
                                                                                          2,862.1         2,310.4
                                                                                      -----------      ----------
                                                                                      $  15,123.0      $ 12,304.1
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1999            1998
                                                                                      -----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Notes payable ................................................................     $     105.9      $     87.0
   Accounts payable..............................................................         2,350.1         1,488.0
   Accrued expenses..............................................................           420.0           305.0
   Current maturities on long-term debt..........................................           161.6           126.5
                                                                                      -----------      ----------
      Total current liabilities..................................................         3,037.6         2,006.5
                                                                                      -----------      ----------

DEBT
   Long-term debt, excluding current maturities..................................         4,798.2         3,999.3
                                                                                      -----------      ----------

DEFERRED CREDITS AND OTHER
   Deferred income taxes.........................................................         1,814.2         1,717.7
   Other deferred credits .......................................................           785.2           704.8
                                                                                      -----------      ----------
                                                                                          2,599.4         2,422.5
                                                                                      -----------      ----------
SECURITIES OF SUBSIDIARIES
   Company-obligated mandatory redemption preferred securities of a
      consolidated trust.........................................................           300.0           300.0
   Preferred stock issued by subsidiaries........................................           165.0           100.0
   Consolidated joint venture....................................................           285.9               -
                                                                                      -----------      ----------
                                                                                            750.9           400.0
                                                                                      -----------      ----------
COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
   Cumulative preferred stock (with aggregate liquidation preference
      of $7.3 million) ..........................................................               -               -
   Class A common stock - Issued (1999 - 345,019 shares;
      1998 - 354,058 shares).....................................................              .1              .1
   Common stock - Issued (1999 - 217,705,249 shares;
      1998 - 216,764,580 shares).................................................            72.5            72.2
   Additional paid-in capital....................................................         1,031.7         1,016.2
   Retained earnings.............................................................         2,965.1         2,519.8
                                                                                      -----------      ----------
                                                                                          4,069.4         3,608.3

   Less common stock in treasury - at cost (1999 -  4,395,950 shares;
      1998 -  4,395,654 shares)..................................................           132.5           132.5
                                                                                      -----------      ----------
                                                                                          3,936.9         3,475.8
                                                                                      -----------      ----------
                                                                                      $  15,123.0      $ 12,304.1
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

NETCASH FLOW FROM OPERATING ACTIVITIES Earnings from continuing operations before extraordinary
      item......................................................      $     498.9     $     482.9      $    398.7
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization .................            483.3           449.4           436.6
      Deferred income taxes.....................................            112.1           151.7            73.9
      Undistributed earnings from equity investments............            (39.3)          (41.2)          (43.0)
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
      Accounts receivable.......................................           (809.2)          395.2           248.5
      Inventories...............................................           (119.5)          185.1           418.2
      Prepaid expenses and other................................             18.3            31.0            12.3
      Accounts payable..........................................            661.2          (573.4)         (350.1)
      Accrued expenses..........................................            111.0            30.9           (56.6)
      Other.....................................................            127.0            34.7          (161.6)
                                                                      -----------     -----------      ----------
                                                                          1,043.8         1,146.3           976.9
                                                                      -----------     -----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment...................         (1,780.6)       (1,404.0)         (996.7)
   Proceeds from sale of property, plant and equipment..........             37.7            98.5            84.1
   Additions to investments.....................................           (379.4)         (255.4)         (193.8)
   Proceeds from investments....................................              9.8            59.9            71.5
   Net from discontinued operations.............................             (3.0)            9.3           (16.0)
                                                                      -----------     -----------      ----------
                                                                         (2,115.5)       (1,491.7)       (1,050.9)
                                                                      -----------     -----------      ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in short-term notes.................................             93.9           123.0           259.0
   Redemption of preferred stock................................                -          (200.0)              -
   Proceeds from issuing common stock...........................             14.7             5.5             7.3
   Proceeds from long-term debt issues..........................          1,090.8           432.2           943.4
   Proceeds from issuing Company-obligated mandatory
      redemption preferred securities of a consolidated trust...                -           300.0               -
   Proceeds from sale of interest in joint venture..............            285.0               -               -
   Proceeds from issuing stock of subsidiaries..................             65.0               -               -
   Payments to retire long-term debt............................           (486.6)         (172.4)       (1,161.8)
   Dividends paid...............................................            (53.6)          (56.5)          (59.7)
                                                                      -----------     -----------      ----------
                                                                          1,009.2           431.8           (11.8)
                                                                      -----------     -----------      -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ........................................            (62.5)           86.4           (85.8)
   Cash and cash equivalents at beginning of year...............            106.9            20.5           106.3
                                                                      -----------     -----------      ----------
   Cash and cash equivalents at end of year.....................      $      44.4     $     106.9      $     20.5
                                                                      ===========     ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED COMMON STOCK AND
                           OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)

                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                                   1999                     1998                      1997
                                           -------------------      --------------------      --------------------
                                            Shares     Amount        Shares      Amount        Shares     Amount
                                           --------   --------      --------    --------      --------   ---------

PREFERRED STOCK, PAR VALUE 33-1/3(cent)
   PER SHARE, AUTHORIZED 50,000,000
   SHARES CUMULATIVE CONVERTIBLE PREFERRED:
     $1.19, Series A: Beginning balance.         56   $       -           58     $      -          60    $      -
     Converted to common................         (3)          -           (2)           -          (2)          -
                                           --------   ---------      -------     --------     -------    --------
       Ending balance...................         53           -           56            -          58           -
                                           ========   ---------      =======     --------     =======    --------
     $1.83, Series B: Beginning balance.         61           -           68            -          74           -
     Converted to common................         (3)          -           (7)           -          (6)          -
                                           --------   ---------      -------     --------     -------    --------
       Ending balance...................         58           -           61            -          68           -
                                           ========   ---------      =======     --------     =======    --------
     $5.00, Series C: Beginning balance.         28           -           30            -          32           -
     Converted to common................         (1)          -           (2)           -          (2)          -
                                           --------   ---------      -------     --------     -------    --------
       Ending balance...................         27           -           28            -          30           -
                                           ========   ---------      =======     --------     =======    --------

CUMULATIVE PREFERRED:
   $2.125, Series H, liquidation amount
   of $25 per share:
     Beginning balance..................          -           -        8,000          2.6       8,000         2.6
     Redeemed...........................          -           -       (8,000)        (2.6)          -           -
                                           --------   ---------      -------     -------      -------    --------
     Ending balance.....................          -           -            -            -       8,000         2.6
                                           ========   ---------      =======     --------     =======    --------

CLASS A COMMON STOCK, PAR VALUE
   331/3(cent)PER SHARE, AUTHORIZED
   2,700,000 SHARES
     Beginning balance..................        354          .1          366           .1         382          .1
     Converted to common................        (12)          -          (13)           -         (17)          -
     Conversion of preferred stock and
     exercise of stock options..........          3           -            1            -           1           -
                                           --------   ---------      -------     --------     -------    --------
       Ending balance...................        345          .1          354           .1         366          .1
                                           ========   ---------      =======     --------     =======    --------

COMMON STOCK, PAR VALUE 331/3(cent)
   PER SHARE, AUTHORIZED 500,000,000
   SHARES
     Beginning balance..................    216,765        72.2      110,117         36.7     109,756        36.6
     Conversion of preferred stock......         65           -           63            -          47           -
     Conversion of Class A common stock.         12           -           13            -          17           -
     Two-for-one stock split............          -           -      106,274         35.4           -           -
     Exercise of stock options..........        863          .3          298           .1         297          .1
                                           --------   ---------      -------     --------     -------    --------
       Ending balance...................    217,705        72.5      216,765         72.2     110,117        36.7
                                           ========   ---------      =======     --------     =======    --------

ADDITIONAL PAID-IN CAPITAL
     Beginning balance..................                1,016.2                   1,243.6                 1,239.6
     Exercise of stock options..........                    9.0                       5.4                     4.0
     Two-for-one stock split............                      -                     (35.4)                      -
     Redemption of Series H preferred
       stock............................                      -                    (197.4)                      -
     Issuance of FELINE PRIDES(SM)......                    6.5                         -                       -
                                                      ---------                  --------                --------
       Ending balance...................                1,031.7                   1,016.2                 1,243.6
                                                      ---------                  --------                --------

RETAINED EARNINGS
     Beginning balance .................                2,519.8                   2,131.9                 1,890.1
     Net earnings for period............                  498.9                     444.4                   301.5
     Cash dividends on preferred stock..                    (.3)                     (6.0)                  (17.4)
     Cash dividends on Class A common
       stock, 22.5(cents)(1999),
       21.38(cents)(1998) and 18(cents)
       (1997) per share.................                    (.1)                      (.1)                    (.1)
     Cash dividends on common stock,
       25(cents)(1999), 23.75(cents)
       (1998) and 20(cents) (1997)
       per share........................                  (53.2)                    (50.4)                  (42.2)
                                                      --------                   -------                 -------
       Ending balance...................                2,965.1                   2,519.8                 2,131.9
                                                      ---------                  --------                --------
LESS TREASURY STOCK - AT COST...........      4,396       132.5        4,396        132.5       4,396       132.5
                                           ========   ---------      =======     --------     =======    --------

TOTAL...................................              $ 3,936.9                  $3,475.8                $3,282.4
                                                      =========                  ========                ========

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

      Statement of Cash Flows. For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. Cash flows of a hedging instrument that is accounted for as a hedge of an identifiable transaction are classified in the same category as the cash flows from the item being hedged. The Company made cash payments for interest and financing fees (net of amounts capitalized) of $306.6 million, $291.6 million and $275.7 million in 1999, 1998 and 1997, respectively. Cash payments for income taxes amounted to $9.7 million, $42.4 million and $63.6 million for 1999, 1998 and 1997, respectively.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

      Inventories. Inventories of refined products and crude oil are accounted for by the first-in, first-out cost method or market, if lower. Inventories of natural gas are accounted for at average cost. Inventories of coal are accounted for at average cost, or market, if lower. Inventories of materials and supplies are accounted for at average cost.

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

      Property, Plant and Equipment. Property additions include acquisition costs, administrative costs and, where appropriate, capitalized interest allocable to construction. Capitalized interest amounted to $41.3 million, $26.9 million and $15.5 million in 1999, 1998 and 1997, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. All other general and administrative costs, as well as production costs, are expensed as incurred.

      Depreciation, depletion and amortization ("DD&A") of gas and oil properties are provided on the unit-of- production basis whereby the unit rate for DD&A is determined by dividing the total unrecovered carrying value of gas and oil properties plus estimated future development costs by the estimated proved reserves included therein, as estimated by Company engineers and reviewed by independent engineers. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.87 for 1999, $.89 for 1998 and $.91 for 1997. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to DD&A expense. No such charge was required in the periods presented. Provisions for depletion of coal properties, including exploration and development costs, are based upon estimates of recoverable reserves using the unit-of-production method. Provision for depreciation of other property is primarily on a straight-line basis over the estimated useful life of the properties. The annual rates of depreciation are as follows:

      Refining, crude oil and chemical facilities......    3.0%    -    20.0%
      Gas systems......................................    1.2%    -    10.0%
      Coal facilities..................................    5.0%    -    33.3%
      Power facilities ................................    2.9%    -    33.3%
      Transportation equipment.........................    4.5%    -    33.3%
      Office and miscellaneous equipment...............    3.0%    -    33.3%
      Buildings and improvements.......................    1.3%    -    20.0%

      Costs of minor property units (or components thereof) retired or abandoned are charged or credited, net of salvage, to accumulated depreciation, depletion and amortization. Gain or loss on sales of major property units is credited or charged to income.

      The Company reexamined the useful lives of certain assets of its interstate natural gas pipelines and certain storage subsidiaries. During 1997, the depreciation rates associated with these assets were revised, which had the effect of increasing "Earnings from continuing operations before extraordinary item" and "Net earnings" by $19.0 million ($.09 per share) in 1998 and $13.4 million ($.06 per share) in 1997.

      Goodwill. Goodwill, which primarily relates to the acquisitions of American Natural Resources Company ("ANR") and Colorado Interstate Gas Company ("CIG"), amounted to $451.8 million at December 31, 1999, and is being amortized on a straight-line basis over a 40-year period. Amortization expense charged to operations was approximately $19.0 million for 1999, 1998 and 1997, respectively. As warranted by facts and circumstances, the Company periodically assesses the recoverability of the cost of goodwill from future operating income.

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

      Basic and diluted earnings per share amounts and average shares entering into the computation for 1998 and 1997 reflect the two-for-one stock split of the Company's common stock declared on May 7, 1998.

      Emerging Issues Task Force Issue No. 98-10. The Company adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts in Energy Trading and Risk

Management Activities," in 1999. The application of Issue 98-10 did not have a material effect on the Company's consolidated financial statements.

      Statement of Position 98-5 ("SOP 98-5"). The Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' SOP 98-5, "Reporting on the Costs of Start-Up Activities," in 1999. The application of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The FASB has issued FAS 133, as amended by Statement of Financial Accounting Standards No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

      Euro Conversion. In January 1999, certain countries of the European Union adopted the Euro as their legal common currency. This conversion to the Euro did not have a material effect on the Company's consolidated results of operations, financial position or cash flows as the Company does not have significant European operations.

      Reclassification of Prior Period Statements. Certain minor reclassifications have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

Note 2.    Inventories

      Inventories at December 31 were (Millions of Dollars):

                                                                                          1999            1998
                                                                                      -----------      ----------

      Refined products, crude oil and chemicals..................................     $     576.2      $    306.9
      Natural gas in underground storage.........................................               -            32.0
      Coal, materials and supplies...............................................           156.5           160.6
                                                                                      -----------      ----------
                                                                                      $     732.7      $    499.5
                                                                                      ===========      ==========

      Elements included in inventory cost are material, labor and manufacturing expenses.

Note 3.    Investments

      The Company has interests in corporations and partnerships which are accounted for on an equity basis. These investments, included in Other Assets, are Great Lakes Gas Transmission Limited Partnership (50% interest), which operates an interstate pipeline system; Engage Energy US, L.P. and Engage Energy Canada, L.P. ("Engage") (50% interest), which market natural gas and electricity; Iroquois Gas Pipeline System, L.P. (16% interest), which operates a natural gas pipeline; Empire State Pipeline (50% interest), which operates a natural gas pipeline; Javelina Company (40% interest), which operates a gas processing plant in Corpus Christi, Texas; Eagle Point Cogeneration Partnership (50% interest), which operates a cogeneration facility in New Jersey; Alliance Pipeline Limited Partnership (14.4% interest), which is constructing a 1,900 mile pipeline; Midland Cogeneration Venture (43.5% interest), which operates a cogeneration plant in Michigan; and several pipeline, power and other ventures. The Company's investment in these entities, including advances, amounted to $1,434.9 million and $970.8 million at December 31, 1999 and 1998, respectively. The Company's equity in income of the investments, included in Other Income-Net, was $190.4 million, $124.3 million and $137.5 million in 1999, 1998 and 1997, respectively, while dividends and partnership distributions received amounted to $151.1 million, $83.1 million and $94.5 million in 1999, 1998 and 1997, respectively.

      Summarized financial information of these entities is as follows (Millions of Dollars):

                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          1999            1998
                                                                                      -----------      ----------

      Current assets.............................................................     $   2,095.3      $  1,388.2
      Noncurrent assets..........................................................         7,338.7         5,948.8
                                                                                      -----------      ----------
                                                                                      $   9,434.0      $  7,337.0
                                                                                      ===========      ==========

      Current liabilities........................................................     $   1,673.1      $  1,093.1
      Noncurrent liabilities.....................................................         4,088.8         3,348.2
      Deferred credits...........................................................           456.1           225.0
      Equity.....................................................................         3,216.0         2,670.7
                                                                                      -----------      ----------
                                                                                      $   9,434.0      $  7,337.0
                                                                                      ===========      ==========


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

      Revenues  ................................................      $   7,271.4     $   7,631.4      $   5,302.1
      Operating income..........................................            661.1           563.2            627.5
      Net income................................................            494.8           306.5            353.4


Note 4.    Debt

      Long-Term Debt - Balances at December 31 were (Millions of Dollars):

                                                                                          1999            1998
                                                                                      -----------      ----------

      The Coastal Corporation:
      Notes payable (revolving credit agreements)................................     $      50.0      $    125.0
      Senior notes:
         10.375%, due 2000.......................................................           121.3           121.3
         10%, due 2001...........................................................            84.0            84.0
         8.75%, due 1999.........................................................               -           150.0
         8.125%, due 2002........................................................           249.8           249.7
         6.2%, due 2004..........................................................           199.8               -
         6.5%, due 2006..........................................................           199.6               -

      Senior debentures:
         10.25%, due 2004........................................................            37.7            37.7
         10.75%, due 2010........................................................            56.5            56.4
         9.75%, due 2003.........................................................           102.1           102.1
         9.625%, due 2012........................................................           149.4           149.3
         7.75%, due 2035.........................................................           149.9           149.9
         7.42%, due 2037.........................................................           200.0           200.0
         6.7%, due 2027..........................................................           200.0           200.0
         6.5%, due 2008..........................................................           199.8           199.8
         6.95%, due 2028.........................................................           199.4           199.4
         6.375%, due 2009........................................................           199.5               -
         6.625% with FELINE PRIDES(SM), due 2004.................................           454.0               -
                                                                                      -----------      ----------
                                                                                          2,852.8         2,024.6
                                                                                      -----------      ----------

      Subsidiary companies:
      Notes payable (term credit facilities).....................................           354.7           184.3
      Notes payable (revolving credit agreements)................................           379.0           609.0
      Notes payable (project financings), due 2006-2011..........................            53.8            59.6
      Debentures, 6.85% to 10%, due 2005-2037....................................           777.5           777.5
      Other, due 2003-2028.......................................................            67.0            70.8
                                                                                      -----------      ----------
                                                                                          1,632.0         1,701.2
                                                                                      -----------      ----------

      Amount reclassified from short-term debt...................................           475.0           400.0
                                                                                      -----------      ----------
      Total long-term debt.......................................................         4,959.8         4,125.8
      Less current maturities....................................................           161.6           126.5
                                                                                      -----------      ----------
                                                                                      $   4,798.2      $  3,999.3
                                                                                      ===========      ==========

      At December 31, 1999, amounts available under long-term credit agreements with banks totaled $2,018.4 million, including $85.0 million available to The Coastal Corporation. Loans under these agreements bear interest at money market-related rates (weighted average 6.46% at December 31, 1999). Annual commitment fees range up to .30% payable on the unused portion of the applicable facility. At December 31, 1999, $783.7 million was outstanding and $496.3 million of the unused amount was dedicated to specific uses.

      The subsidiary project financing notes bear interest at money market-related rates.

      In February 1999, the Company completed a public offering of $200 million of 6.375% senior debentures due 2009. The net proceeds from the sale were used to repay floating rate indebtedness of a subsidiary under a revolving credit facility.

      In May 1999, the Company issued $200 million of 6.2% senior notes due in 2004 and $200 million of 6.5% senior notes due in 2006. The net proceeds from the sale of the notes were used to retire $150 million of 8.75% senior notes due May 15, 1999 and to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

      In August 1999, the Company issued a total of 18,400,000 FELINE PRIDESSM consisting of 17,000,000 Income PRIDES with a stated value of $25 and 1,400,000 Growth PRIDES with a stated value of $25, and also issued $35 million of 6.625% Senior Debentures, having a principal amount of $25 and due August 16, 2004 (the "Senior Debentures"). The Income PRIDES consist of a unit comprised of a Senior Debenture and a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock. The Growth PRIDES consist of a unit comprised of a purchase contract under which the holder will purchase from the Company by no later than August 16, 2002 for $25 (the stated price) a number of shares of the Company's common stock and a 2.5% undivided beneficial interest in a three-year Treasury security having a principal amount at maturity equal to $1,000. The interest rate on the Senior Debentures is to be reset, subject to certain limitations, effective August 16, 2002. Under the terms of the purchase contracts, the Company will issue shares of the Company's common stock in a number ranging from a minimum of approximately 9.9 million shares up to a maximum of approximately 12.1 million shares, depending on the market price, upon settlement of the purchase contracts. If the market price of Coastal's common stock is less than or equal to $38.0625, the number of shares to be delivered will be calculated by dividing the stated price by $38.0625. If the market price of Coastal's common stock is greater than $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by $46.4363. If the market price is between $38.0625 and $46.4363, the number of shares to be delivered will be calculated by dividing the stated price by the market price. The Company received total gross proceeds of approximately $460 million before applicable expenses. The proceeds from the issuance of the FELINE PRIDESSM and the Senior Debentures were used to repay indebtedness, including indebtedness of subsidiaries.

      Various agreements contain restrictive covenants which, among other things, limit dividends by certain subsidiaries and additional indebtedness of certain subsidiaries. At December 31, 1999, net assets of consolidated subsidiaries amounted to approximately $8.4 billion, of which $766.9 million was restricted by such provisions.

      Maturities. The aggregate amounts of long-term debt maturities for the five years following 1999 are (Millions of Dollars):

             2000          $161.6                2003          $123.4
             2001          $596.9                2004          $705.6
             2002          $469.6

      Notes Payable. At December 31, 1999, Coastal and its subsidiaries had $580.9 million of outstanding indebtedness under the Company's commercial paper program and indebtedness to banks under short-term lines of credit, compared to $487.0 million at December 31, 1998. As of December 31, 1999, the Company's financial statements reflected $475.0 million of short-term borrowings which had been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $400.0 million as of December 31, 1998. The weighted average interest rates were 6.63% and 6.07% at December 31, 1999 and 1998, respectively. As of December 31, 1999, $1,031.4 million was available to be drawn under short-term credit lines.

      Restrictions on Payment of Dividends. Under the terms of the most restrictive of the Company's financing agreements, approximately $781.4 million of retained earnings was available at December 31, 1999, for payment of dividends on the Company's common and preferred stocks.

      Guarantees. Coastal and certain subsidiaries have guaranteed specific obligations of several unconsolidated affiliates. Affiliates are generally not required to collateralize their contingent liabilities to the Company. At December 31, 1999, the Company had guaranteed a construction financing of a partially owned partnership. The Company's proportionate share of the outstanding principal balance under this guarantee was $92.5 million at December 31, 1999. This loan is expected to be refinanced on a non-recourse basis. The Company and a partner have issued a number of guarantees related to the operations of Engage. Pursuant to an equalization agreement with the partner, each party has agreed to reimburse the other in the event there are disproportionate payments under their respective guarantees. As of December 31, 1999, the Company's share of such guarantees was $668.6 million; the actual liabilities related to these guarantees was $144.8 million. Other guarantees and indemnities related to obligations of unconsolidated affiliates amounted to approximately $104.4 million as of December 31, 1999. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective financings and other obligations and that no payments will be required and no losses will be incurred under such guarantees and indemnities.

Note 5.    Leases and Commitments

      The Company leases property, plant and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Such residual value guarantees amount to approximately $517.3 million. Rental expense amounted to approximately $120.3 million, $86.0 million and $95.3 million in 1999, 1998 and 1997, respectively, excluding leases covering natural resources. Aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $124.4 million, $114.9 million, $100.1 million, $99.5 million, and $98.6 million for the years 2000-2004, respectively, and $677.5 million thereafter.

Note 6.    Securities of Subsidiaries

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

      Preferred Stock of Subsidiaries. Coastal Securities Company Limited ("Coastal Securities"), a wholly owned subsidiary, issued 4,000,000 shares of preferred stock in 1996 for $100 million in cash. Quarterly cash dividends are being paid on the preferred stock at a rate based on the London Interbank Offered Rate ("LIBOR"). The preferred shareholders are also entitled to participating dividends based on certain refining margins. Coastal Securities may redeem the preferred stock on or after December 31, 1999 for cash. Also, on or after December 31, 1999 but prior to December 31, 2000, Coastal Securities may elect to redeem the preferred stock by issuing unsecured convertible debentures.

      In 1999, Coastal Oil and Gas Resources, Inc. ("COGR"), a wholly owned subsidiary, issued 50,000 shares of preferred stock for $50 million in cash. The preferred shareholders are entitled to quarterly cash dividends at a rate based on LIBOR. The dividend rate is subject to renegotiation in 2004 and on each fifth anniversary thereafter. In the event COGR and the preferred shareholders are unable to agree to a new rate, COGR must redeem the shares at $1,000 per share plus any accrued and unpaid dividends, or cause the preferred stock to be registered with the Securities and Exchange Commission and remarketed. COGR also has the option to redeem all shares on any dividend rate reset date for $1,000 per share plus any accrued and unpaid preferred dividends.

      In 1999, Coastal Limited Ventures, Inc. ("CLVI"), a wholly owned subsidiary, issued 150,000 shares of preferred stock for $15 million in cash. The preferred shareholders are entitled to quarterly cash dividends at an annual rate of 6%. The dividend rate is subject to renegotiation in 2004 and on each fifth anniversary thereafter. In the event CLVI and the preferred shareholders are unable to agree to a new rate, the preferred shareholders may call for redemption of all of the preferred shares. The redemption price is $100 per share plus any accrued and unpaid preferred dividends thereon. CLVI also has the option to redeem all shares on any rate reset date for $100 per share plus any accrued and unpaid preferred dividends.

      Consolidated Joint Venture. In December 1999, CLVI contributed certain assets to a limited partnership in exchange for a controlling general partnership interest. Limited interests in the partnership were issued to unaffiliated investors for $285 million in cash. The limited partners are entitled to a cumulative priority return based on LIBOR. The return is subject to renegotiation in 2004 and on each fifth anniversary thereafter. The partnership has a maximum life of 20 years, but may be terminated sooner subject to certain conditions, including failure to agree to a new rate. CLVI may terminate the partnership at any time by repayment of the limited partners' outstanding capital plus any unpaid priority returns.

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

      Interest Rate Swaps. The Company has entered into a number of interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 1999, the Company had interest rate swaps with a notional amount of $18.2 million, and a portfolio of variable rate debt outstanding in the amount of $1,469.2 million. Under these agreements, Coastal will pay the counterparties interest at a weighted average fixed rate of 6.78%, and the counterparties will pay Coastal interest at a variable rate equal to LIBOR or other market rates. The weighted average rate applicable to these agreements was 5.29% at December 31, 1999. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as market rates fluctuate. Terms expire at various dates through the year 2011.

      Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. Coastal is exposed to loss if one or more of the counterparties default. At December 31, 1999, Coastal had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate and currency swaps are reviewed with, and when necessary, are approved by the Company's Board of Directors.

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

                                                                          (Millions of Dollars)
                                                      ------------------------------------------------------------
                                                              Dec. 31, 1999                  Dec. 31, 1998
                                                      ----------------------------   -----------------------------
                                                       Carrying            Fair       Carrying            Fair
                                                        Amount             Value       Amount             Value
                                                      ----------       -----------   -----------      ------------

Nonderivatives:
   Financial assets:
      Cash and cash equivalents.....................  $     44.4       $      44.4   $     106.9      $      106.9
      Notes receivable..............................       259.0             270.6         248.1             271.3
      Investments...................................        68.0              68.0          64.0              64.0

    Financial liabilities:
      Short-term debt...............................       105.9             105.9          87.0              87.0
      Long-term debt ...............................     4,959.8           4,907.0       4,125.8           4,423.0

    Company-obligated mandatory redemption
      preferred securities of a consolidated trust..       300.0             276.0         300.0             295.6
    Preferred stock - issued by subsidiaries........       165.0             166.3         100.0             100.0
    Limited partnership interests in consolidated
      joint venture.................................       285.9             285.9             -                 -

Derivatives relating to:
    Commodity swaps gain (loss).....................           -              (4.8)            -               6.4
    Interest rate swaps gain (loss) ................           -                .4             -              (1.7)

      The estimated values of the Company's notes receivable, long-term debt, Company-obligated mandatory redemption preferred securities of a consolidated trust, preferred stock - issued by subsidiaries and limited partnership interests in consolidated joint venture are based on interest rates at December 31, 1999 and 1998, respectively, for new issues with similar remaining maturities. The fair value of investments are based on market prices at December 31, 1999 and 1998, respectively. The fair value of the derivatives related to commodity swaps are derived from quoted market prices at December 31, 1999 and 1998, respectively. The fair market value of the Company's interest rate swaps is based on the estimated termination values at December 31, 1999 and 1998, respectively.

Note 8.    Common and Preferred Stock

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

      The following table presents a summary of stock options transactions for the three years ended December 31, 1999:

                                                                                         Class A         Average
                                                                         Common          Common       Option Price
                                                                         Shares          Shares         Per Share
                                                                       ------------   -----------    --------------

      December 31, 1996...........................................       4,469,050          2,280    $        15.49
         Granted..................................................       1,567,112              -             23.60
         Exercised................................................        (589,930)             -             13.72
         Revoked or expired.......................................        (235,202)             -             16.26
                                                                       ------------   -----------    --------------
      December 31, 1997...........................................       5,211,030          2,280             18.12
         Granted..................................................       2,080,349              -             32.72
         Exercised................................................        (466,812)             -             16.15
         Revoked or expired.......................................        (222,230)             -             23.84
                                                                       -----------    -----------    --------------
      December 31, 1998...........................................       6,602,337          2,280             22.64
         Granted..................................................       1,809,068              -             32.93
         Exercised................................................        (863,408)        (2,280)            17.23
         Revoked or expired.......................................        (434,288)             -             26.52
                                                                       -----------    -----------    --------------
      December 31, 1999...........................................       7,113,709              -    $        25.68
                                                                       ===========    ===========    ==============

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company applies APB Opinion 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted to executives and other key employees. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, earnings from continuing operations before extraordinary item, net earnings and earnings per share would have been reduced to the pro forma amounts shown in the table below (in Millions Except Per Share Amounts):

                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

      Earnings from continuing operations before
         extraordinary item.....................................      $     486.8     $     473.8      $    394.4
      Net earnings..............................................            486.8           435.3           297.2

      Basic earnings per share
         From continuing operations before
           extraordinary item...................................      $      2.28     $      2.20      $     1.78
         Discontinued operations................................                -            (.18)           (.03)
         Extraordinary item.....................................                -               -            (.43)
                                                                      -----------     -----------      ----------
         Net basic earnings per share...........................      $      2.28     $      2.02      $     1.32
                                                                      ===========     ===========      ==========

      Diluted earnings per share
         From continuing operations before
           extraordinary item...................................      $      2.24     $      2.17      $     1.75
         Discontinued operations................................                -            (.18)           (.03)
         Extraordinary item.....................................                -               -            (.42)
                                                                      -----------     -----------      ----------
         Net diluted earnings per share.........................      $      2.24     $      1.99      $     1.30
                                                                      ===========     ===========      ==========

      The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997:

                                                                         1999             1998            1997
                                                                      -----------     -----------      ----------

      Risk free interest rate...................................             5.17%           5.57%           6.90%
      Expected life (years).....................................                8               8               8
      Expected dividend yield...................................              .81%           .611%            .85%
      Expected volatility.......................................            .3583           .2241           .2205
      Weighted average fair value of options granted (per share)      $     15.22     $     12.77      $     9.75

      Stock options available for future grants amounted to 5,478,587; 6,856,789; and 493,642 at December 31, 1999, 1998 and 1997, respectively.
Exercisable stock options amounted to 1,983,595; 1,706,453; and 1,353,198, at December 31, 1999, 1998 and 1997, respectively.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                                 Outstanding                      Exercisable
                                                   -------------------------------------  -------------------------
                                                                                Average                   Average
      Exercise                                                     Average     Exercise                  Exercise
      Price Range                                    Shares       Life (*)       Price       Shares        Price
      -----------                                  -----------  -----------  -----------  -----------   -----------

       $10.46  -   $18.28........................    2,338,018       4.9     $     15.93    1,337,138   $     15.20
        23.53  -    29.82........................    1,236,058       7.1           23.63      384,336         23.69
        30.74  -    43.34........................    3,539,633       8.6           32.84      262,121         32.88
                                                   -----------                            -----------
                                                     7,113,709                              1,983,595
                                                   ===========                            ===========

      * Average life remaining in years.


Note 9.    Segment and Geographic Reporting

      The Company operates principally in the following lines of business: natural gas; refining, marketing and chemicals; exploration and production; power; and coal. Separate management of each segment is required because each line of business is subject to different production, marketing and technology strategies.

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

      Power operations involve the ownership of, participation in and operation of power projects in the United States and internationally. Power is sold to customers in the Northeast and Midwest United States and internationally in Asia and Latin America.

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

      The Company's operating revenues from external customers; intersegment revenues; earnings (loss) before interest and income taxes; depreciation depletion and amortization; equity income (loss) from investments; and capital expenditures for the years ended December 31, 1999, 1998 and 1997 are shown as follows (Millions of Dollars):

                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

Operating Revenues From External Customers
      Natural gas...............................................      $   1,243.5     $   1,356.8      $   2,125.5
      Refining, marketing and chemicals.........................          6,005.9         5,200.4          6,870.9
      Exploration and production................................            556.3           436.6            383.4
      Power.....................................................            127.6           121.1            103.8
      Coal......................................................            257.6           241.7            226.8
      Corporate and other ......................................              6.3            11.6             19.7
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   8,197.2     $   7,368.2      $   9,730.1
                                                                      ===========     ===========      ===========

Intersegment Revenues
      Natural gas...............................................      $       3.4     $       1.6      $      40.7
      Refining, marketing and chemicals.........................              2.2             2.3              6.2
      Exploration and production................................             27.7            26.4            106.8
      Power.....................................................                -               -                -
      Coal......................................................                -               -                -
      Corporate and other ......................................              8.8            11.4              9.7
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $      42.1     $      41.7      $     163.4
                                                                      ===========     ===========      ===========

Earnings (Loss) Before Interest and Income Taxes
      Natural gas...............................................      $     573.8     $     594.3      $     583.0
      Refining, marketing and chemicals.........................            228.5           243.9             95.6
      Exploration and production................................            185.9           109.8            167.6
      Power.....................................................             89.0            67.8             43.4
      Coal......................................................             15.8            17.4             25.3
      Corporate and other.......................................            (96.9)          (88.7)           (70.4)
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     996.1     $     944.5      $     844.5
                                                                      ===========     ===========      ===========

Depreciation, Depletion and Amortization (Excluding
Amortization of Goodwill)
      Natural gas...............................................      $     129.2     $     118.3      $     136.5
      Refining, marketing and chemicals.........................             74.3            78.3             74.6
      Exploration and production................................            231.9           209.2            185.5
      Power.....................................................              8.5             3.2              3.1
      Coal......................................................             16.8            14.6             14.1
      Corporate and other.......................................              3.6             7.0              4.1
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     464.3     $     430.6      $     417.9
                                                                      ===========     ===========      ===========

                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

Equity Income (Loss) from Investments
      Natural gas...............................................      $      95.7     $      80.4      $      92.6
      Refining, marketing and chemicals.........................             20.7             1.0              8.7
      Exploration and production................................                -               -                -
      Power.....................................................             74.4            43.0             36.2
      Coal......................................................                -               -                -
      Corporate and other.......................................              (.4)           (0.1)               -
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $     190.4     $     124.3      $     137.5
                                                                      ===========     ===========      ===========

Capital Expenditures
      Natural gas...............................................      $     307.3     $     192.2      $     224.7
      Refining, marketing and chemicals.........................            162.8           229.1            167.6
      Exploration and production................................          1,079.6           934.8            574.4
      Power.....................................................            153.1             2.0              2.2
      Coal......................................................             65.4            34.7             18.8
      Corporate and other.......................................             12.4            11.2              9.0
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   1,780.6     $   1,404.0      $     996.7
                                                                      ===========     ===========      ===========

      The Company's assets and amount of investment in equity method investees by segment as of December 31, 1999, 1998 and 1997 are as follows (Millions of Dollars):

                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

Assets
      Natural gas...............................................      $   5,801.3     $   5,379.5      $   5,262.0
      Refining, marketing and chemicals.........................          4,464.2         3,351.2          3,795.4
      Exploration and production................................          3,029.5         2,161.6          1,484.0
      Power.....................................................            765.3           449.8            258.1
      Coal......................................................            307.1           269.6            252.7
      Corporate and other.......................................            755.6           692.4            587.5
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $  15,123.0     $  12,304.1      $  11,639.7
                                                                      ===========     ===========      ===========

Equity Method Investments
      Natural gas...............................................      $     851.3     $     608.9      $     521.7
      Refining, marketing and chemicals.........................             98.8            68.2             64.6
      Exploration and production................................                -               -                -
      Power.....................................................            486.4           295.0            167.5
      Coal......................................................               .5              .5               .5
      Corporate and other.......................................             (2.1)           (1.8)            (1.7)
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   1,434.9     $     970.8      $     752.6
                                                                      ===========     ===========      ===========

      Intersegment sales are accounted for on the basis of contract, current market or internally established transfer prices.

      In September 1996, Coastal and Westcoast Energy Inc. ("Westcoast") jointly announced plans to form one of North America's largest marketers of natural gas and electricity through the combination of the operations of the two companies' related marketing and service subsidiaries. Agreements were concluded in February 1997, which created Engage in which Coastal and Westcoast indirectly own 50% each. Natural gas operating revenues for the first two months of 1997 include the revenues of Coastal's natural gas marketing operations ($833.5 million). Subsequent to the combination, Engage's revenues are not included in Coastal's operating revenues; however, Coastal's share of Engage's net earnings is included in Other Income-Net. As part of the combination, Coastal received an equalization payment of $42 million which is included in the Natural Gas earnings before interest and income taxes in 1997.

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

      Refining, marketing and chemicals revenues include gross profit arising from the selling, trading and exchanging of third-party products. Approximate amounts from these transactions included in revenues and the impact on earnings, exclusive of interest costs, were (Millions of Dollars):

                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

      Revenues..................................................      $      52.5     $      34.8      $      26.3
      Impact on earnings........................................             34.1            22.6             17.1

      The number and magnitude of such transactions may vary significantly from year to year, particularly in view of conditions in world petroleum markets.

      The Company's operating revenues for the years ended December 31, 1999, 1998 and 1997 and property, plant and equipment as of December 31, 1999, 1998 and 1997, by geographic area, are shown as follows (Millions of Dollars):

                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

Operating Revenues
      United States.............................................      $   6,865.4     $   6,381.7      $   8,059.6
      Foreign, Aruba............................................          1,045.1           743.4          1,251.4
      Foreign, Other............................................            286.7           243.1            419.1
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   8,197.2     $   7,368.2      $   9,730.1
                                                                      ===========     ===========      ===========

Property, Plant and Equipment
      United States.............................................      $   8,608.7     $   7,344.9      $   6,551.0
      Foreign, Aruba............................................            589.2           564.0            478.8
      Foreign, Other............................................            139.5           115.0             91.8
                                                                      -----------     -----------      -----------
         Consolidated totals....................................      $   9,337.4     $   8,023.9      $   7,121.6
                                                                      ===========     ===========      ===========

      Revenues from sales to any single customer during 1999, 1998 or 1997 did not amount to 10% or more of the Company's consolidated revenues. Revenues by geographic area are attributed to countries based on the location of Company subsidiaries making the sales.

Note 10.   Benefit Plans

      The Company has non-contributory pension plans covering substantially all U.S. employees. These plans provide benefits based on final average monthly compensation and years of service. The Company's funding policy is to contribute the amount necessary for the plan to maintain its qualified status under the Employment Retirement Income Security Act of 1974, as amended. The following tables provide a reconciliation of the changes in the pension plans' benefit obligations and fair value of assets over each of the years ended December 31, 1999 and 1998 and a statement of the funded status as of December 31, 1999 and 1998 (Millions of Dollars):

                                                                                              Year Ended
                                                                                             December 31,
                                                                                      ----------------------------
                                                                                          1999            1998
                                                                                      -----------      -----------

Change in Benefit Obligation
      Benefit obligation at beginning of year....................................     $     757.9      $     729.3
      Service cost...............................................................            21.4             19.6
      Interest cost..............................................................            51.5             49.0
      Plan amendment ............................................................               -              3.8
      Actuarial (gain) loss......................................................           (11.4)            (1.5)
      Benefit payments...........................................................           (42.9)           (42.3)
                                                                                      -----------      -----------
      Benefit obligation at end of year..........................................     $     776.5      $     757.9
                                                                                      ===========      ===========

Change in Plan Assets
      Fair value of plan assets at beginning of year.............................     $   1,481.8      $   1,298.7
      Actual return on plan assets...............................................           222.4            224.9
      Employer contributions.....................................................              .7               .5
      Benefit payments...........................................................           (42.9)           (42.3)
                                                                                      -----------      -----------
      Fair value of plan assets at end of year...................................     $   1,662.0      $   1,481.8
                                                                                      ===========      ===========


                                                                                             December 31,
                                                                                      ----------------------------
                                                                                          1999            1998
                                                                                      -----------      -----------

Funded Status
      Funded status at year end..................................................     $     885.5      $     723.9
      Unrecognized transition obligation (asset).................................           (20.3)           (28.5)
      Unrecognized prior service cost............................................             5.0              5.9
      Unrecognized net (gain) loss...............................................          (368.4)          (293.1)
                                                                                      -----------      -----------
      Prepaid pension cost.......................................................     $     501.8      $     408.2
                                                                                      ===========      ===========

      Plan assets include common stock and Class A common stock of the Company amounting to a total of 7.2 million shares at December 31, 1999 and 1998, respectively.

      The following table provides the components of the net periodic pension benefit for 1999, 1998 and 1997 (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

      Service cost..............................................      $      21.4     $      19.6      $      17.2
      Interest cost.............................................             51.5            49.0             47.5
      Expected return on assets.................................           (145.1)         (126.4)          (105.7)
      Amortization of transition obligation (asset).............             (8.2)           (8.6)            (8.6)
      Amortization of prior service cost........................               .8              .8               .4
      Amortization of net (gain) loss...........................            (13.4)           (7.6)            (3.1)
                                                                      -----------     -----------      -----------
      Net periodic pension benefit .............................      $     (93.0)    $     (73.2)     $     (52.3)
                                                                      ===========     ===========      ===========

      The discount rate used in determining the actuarial present value of the projected benefit obligation was 8% in 1999 and 7% in 1998 and 1997. The expected increase in future compensation levels was 4% in 1999, 1998 and 1997 and the expected long-term rate of return on assets was 10% in 1999, 1998 and 1997.

      The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. Company contributions to these plans were not material for 1999, 1998 or 1997.

      The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $20.2 million, $19.4 million and $18.9 million in 1999, 1998 and 1997, respectively.

      The Company provides certain health care and life insurance benefits for retired employees. Substantially all U.S. employees are provided these benefits. The estimated costs of retiree benefit payments are accrued during the years the employee provides services.

      The following tables provide a reconciliation of the changes in the postretirement benefit obligation and the fair value of plan assets over each of the years ended December 31, 1999 and 1998, and a statement of the funded status as of December 31, 1999 and 1998 (Millions of Dollars):

                                                                                              Year Ended
                                                                                             December 31,
                                                                                      ----------------------------
                                                                                          1999            1998
                                                                                      -----------      -----------

Change in Benefit Obligation
      Benefit obligation at beginning of year....................................     $     108.1      $     108.0
      Service cost...............................................................             2.7              2.3
      Interest cost..............................................................             6.8              6.9
      Participant contributions..................................................             2.4              2.8
      Actuarial gain (loss)......................................................            (2.7)             (.8)
      Benefit payments...........................................................            (9.6)           (10.2)
      Curtailment (gain) loss....................................................               -              (.9)
                                                                                      -----------      -----------
      Benefit obligation at end of year..........................................     $     107.7      $     108.1
                                                                                      ===========      ===========

Change in Plan Assets
      Fair value of plan assets at beginning of year.............................     $      24.4      $      24.1
      Actual return on plan assets...............................................             1.4               .1
      Employer contributions.....................................................            10.4              5.5
      Administrative expenses....................................................            (2.3)             (.1)
      Benefit payments...........................................................            (4.5)            (5.2)
                                                                                      -----------      -----------
      Fair value of plan assets at end of year...................................     $      29.4      $      24.4
                                                                                      ===========      ===========


                                                                                             December 31,
                                                                                      ----------------------------
                                                                                          1999            1998
                                                                                      -----------      -----------

Funded Status
      Funded status at year end..................................................     $     (78.3)     $     (83.7)
      Unrecognized transition obligation ........................................            77.2             83.2
      Unrecognized prior service cost............................................             3.0              3.5
      Unrecognized net (gain) loss...............................................           (38.6)           (34.1)
                                                                                      -----------      -----------
      Accrued postretirement benefit obligation..................................     $     (36.7)     $     (31.1)
                                                                                      ===========      ===========

      The following table provides the components of net periodic postretirement benefit cost for 1999, 1998 and 1997 (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

      Service cost..............................................      $       2.7     $       2.3      $       2.3
      Interest cost.............................................              6.8             6.9              7.0
      Expected return on assets.................................              (.7)            (.7)             (.8)
      Amortization of transition obligation ....................              5.9             6.0              6.0
      Amortization of prior service cost........................               .4              .4               .4
      Amortization of net (gain) loss...........................             (2.4)           (2.6)            (2.6)
      Deferred regulatory amounts...............................                -               -              3.5
                                                                      -----------     -----------      -----------
      Net periodic postretirement benefit cost..................      $      12.7     $      12.3      $      15.8
                                                                      ===========     ===========      ===========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.40% in 1999, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% in 1998 and 9.7% in 1997. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately 4.63% and the net postretirement health care cost by approximately 3.75%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately 4.61% and the net postretirement health care cost by approximately 4.58%.The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1999, 7.0% in 1998 and 7.25% in 1997 and the expected long-term rate of return on assets was 4.3% in 1999, 1998 and 1997.

Note 11.   Taxes on Income

      Pretax earnings from continuing operations before extraordinary item are composed of the following (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

      United States.............................................      $     554.3     $     502.8      $     458.2
      Foreign ..................................................            118.5           146.8             78.8
                                                                      -----------     -----------      -----------
                                                                      $     672.8     $     649.6      $     537.0
                                                                      ===========     ===========      ===========

      Provisions for income taxes from continuing operations before extraordinary item are composed of the following (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

Current income taxes:
      Federal...................................................      $      45.0     $       5.0      $      50.7
      Foreign...................................................              7.8             5.5              5.3
      State.....................................................              9.0             4.5              8.4
                                                                      -----------     -----------      -----------
                                                                             61.8            15.0             64.4
                                                                      -----------     -----------      -----------
Deferred income taxes:
      Federal...................................................            111.7           140.9             69.5
      Foreign...................................................              3.4             3.4              3.3
      State.....................................................             (3.0)            7.4              1.1
                                                                      -----------     -----------      -----------
                                                                            112.1           151.7             73.9
                                                                      -----------     -----------      -----------

Taxes on Income.................................................      $     173.9     $     166.7      $     138.3
                                                                      ===========     ===========      ===========

      The Company and the Internal Revenue Service ("IRS") Appeals Office have concluded a final settlement of adjustments originally proposed to federal income tax returns filed for the years 1985 through 1987 and have concluded a tentative settlement of the additional adjustments proposed by the IRS to those returns. The Company and the IRS Appeals Office have also concluded a tentative settlement of the adjustments proposed to the Company's federal income tax returns filed for the years 1988 through 1990. The Company has received notice of proposed adjustments to the Company's federal income tax returns filed for the years 1991 through 1994, and the Company is currently contesting certain of these adjustments before the IRS Appeals Office. Examination of the Company's federal income tax returns filed for the years 1995, 1996 and 1997 began in 1999. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the consolidated financial statements.

      Provisions for income taxes were different than the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (Millions of Dollars):

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                         1999             1998            1997
                                                                      -----------     -----------      -----------

      Tax expense by applying the U.S. federal income tax
         rate of 35%............................................      $     235.5     $     227.4      $     187.9
      Increases (reductions) in taxes resulting from:
         Tight sands gas credit.................................             (6.0)           (7.9)            (6.5)
         State income tax cost .................................              3.9             7.7              6.2
         Goodwill...............................................              6.4             6.4              6.4
         Exclusion for foreign investments and certain
           domestic joint ventures..............................            (51.5)          (50.3)           (50.6)
         Depletion and depreciation.............................            (16.4)           (1.2)            (1.4)
         Other..................................................              2.0           (15.4)            (3.7)
                                                                      -----------     -----------      -----------
Taxes on income.................................................      $     173.9     $     166.7      $     138.3
                                                                      ===========     ===========      ===========

      Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences and carryforwards are (Millions of Dollars):

                                                                                             December 31,
                                                                                      ----------------------------
                                                                                          1999            1998
                                                                                      -----------      -----------

      Excess of book basis over tax basis of property, plant and equipment ......     $   1,646.2      $   1,637.4
      Pensions and benefit costs.................................................           129.4            109.8
      Other......................................................................           130.0             67.2
                                                                                      -----------      -----------
      Deferred tax liabilities...................................................         1,905.6          1,814.4
                                                                                      -----------      -----------
      Purchase gas and other recoverable costs...................................            (4.9)           (14.0)
      Alternative minimum tax credit carryforward................................          (189.7)          (195.4)
                                                                                      -----------      -----------
      Deferred tax assets........................................................          (194.6)          (209.4)
                                                                                      -----------      -----------
      Deferred income taxes......................................................     $   1,711.0      $   1,605.0
                                                                                      ===========      ===========

      U.S. income taxes have been provided for earnings of foreign subsidiaries that are expected to be distributed to the U.S. parent company. Foreign subsidiaries' cumulative undistributed earnings of $389.3 million are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided on those earnings. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign subsidiaries is not practicable.

Note 12.   Discontinued Operations

      The Company is pursuing the disposition of its 50% ownership of ANR Advance Transportation Company, Inc. ("ANR Advance"), a trucking operation. ANR Advance is being liquidated in cooperation with other owners. Accordingly, the trucking operations are being reported as a discontinued operation.

      The net assets (liabilities) being disposed of have been classified in the accompanying consolidated balance sheet in Other Assets at December 31, 1999 and 1998. The net assets (liabilities) of the discontinued operations amounted to $2.5 million and $(.5) million at December 31, 1999 and 1998, respectively.

      Operating results of the discontinued operations are shown separately in the accompanying statement of consolidated operations. The loss from operations shown on the statement of consolidated operations is net of income tax benefits of $1.9 million and $3.5 million in 1998 and 1997, respectively. The estimated loss on disposal of the discontinued operations of $35.0 million is net of income tax benefits of $18.8 million.

Note 13.   Extraordinary Item

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

                                                                          For the Year Ended December 31, 1999
                                                                   -----------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------     -----------       -----------

      Earnings from continuing operations
         before extraordinary item............................    $        498.9
      Less preferred stock dividends..........................                .3
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             498.6         213,283       $      2.34
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -           2,465
         Convertible preferred stock..........................                .3           1,244
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders
             plus assumed conversions.........................    $        498.9         216,992       $      2.30
                                                                  ==============     ===========       ===========


                                                                          For the Year Ended December 31, 1998
                                                                   -----------------------------------------------
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
                                                                  ==============     ===========       ===========

                                                                          For the Year Ended December 31, 1997
                                                                   -----------------------------------------------
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
                                                                  ==============     ===========       ===========


Note 15.   Litigation, Environmental and Regulatory Matters

      Litigation. In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998, and the parties are awaiting the Court's decision.

      In October 1996, the Company, along with several subsidiaries, was named as a defendant in a suit filed by several former and current African American employees in the U.S. District Court, Southern District of Texas ("Texas suit"). The Texas suit alleges racially discriminatory employment policies and practices. Coastal vigorously denies these allegations and has filed responsive pleadings. Plaintiffs' counsel are seeking to have the Texas suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only.

      In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action. Plaintiffs filed with the Michigan Court of Appeals an application for leave to appeal the denial of the class certification. On November 5, 1999, the Michigan Court of Appeals denied the application for leave to appeal.

      Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Coastal and several of its subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States will not intervene in these cases at this time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants have filed a motion to dismiss which will be argued in March of 2000.

      In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including several Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit has been removed to the U.S. District Court for the District of Kansas. The plaintiffs have filed a motion to remand the case back to the state court, and several defendants have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings for pre-trial proceedings.

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

      The Company spent approximately $10 million in 1999 on environmental capital projects and anticipates capital expenditures of approximately $36 million in 2000 in order to comply with such laws and regulations. The majority of the 2000 expenditures is attributable to projects at the Company's refining, chemical and terminal facilities. The Company currently anticipates capital expenditures for environmental compliance of $20 million to $40 million per year over the next several years.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the nine sites for which there is sufficient information, total cleanup costs are estimated to be approximately $609 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $8 million and has made appropriate provisions. At ten other sites, the EPA is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

      Additionally, certain subsidiaries of the Company have been named as PRPs in four state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total $100,000, and suitable remediation. The Company believes the subsidiary's activities at the Florida site were de minimis. At a third site, the owner of the California site has estimated the total cleanup costs to be approximately $40 million, but the Company believes the subsidiary's activities at this site were de minimis. At the fourth site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis.

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

      Regulatory Matters. On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. On February 9, 2000, the FERC issued a final rule implementing certain of the changes that were discussed in these two proposals. Among other things, the final rule: (a) removes the price ceilings for short-term secondary market capacity releases for a trial period through September 30, 2002; (b) permits pipelines to propose seasonally and term-differentiated rates; (c) revises requirements relating to pipeline scheduling procedures, capacity segmentation and penalties; (d) narrows the right-of-first-refusal granted to long-term shippers to retain their capacity; and (e) expands pipeline reporting requirements. Coastal's interstate pipeline subsidiaries will seek clarification of certain aspects of the final rule.

      On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits. On October 19, 1999, Coastal's interstate pipeline subsidiaries sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. On February 9, 2000, the FERC issued an order which, among other things, held that the Policy Statement balancing criteria would apply to new optional certificate applications while it receives comments on its companion notice proposing to eliminate its optional certificate regulations.

      On May 30, 1997, WIC filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. The FERC staff and certain participants in the proceeding raised a number of issues relating to WIC's rates, revenue requirements and the treatment of an "exit fee" which WIC had received in conjunction with the termination of a transportation service agreement. WIC and most of the parties subsequently reached a settlement resolving all issues in the case. That settlement was ultimately approved by the FERC on June 21, 1999 (the "June 21, 1999 settlement"). Two parties opposed the settlement and the FERC initially severed them from the settlement and ordered a separate hearing on their issues. However, on October 13, 1999, the FERC determined that the settlement should also apply to those parties as well, inasmuch as WIC had filed a new rate case (discussed below) which would become effective before any decision could be reached and implemented. The FERC denied rehearing of the October 13, 1999 Order on December 21, 1999. The two parties who had objected to the settlement have the right to seek judicial review of this order.

      On July 1, 1999, WIC filed with the FERC a new rate case to increase its rates by approximately $8 million annually (based on the rates determined under the June 21, 1999 settlement). On July 29, 1999, the FERC issued its order accepting the rate filing and suspending it for five months to become effective on January 1, 2000. The order also set the case for hearing, which is currently scheduled to commence in the second half of 2000. WIC has filed to place its new rates into effect on January 1, 2000, and is collecting those rates subject to refund.

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

Note 16.   Quarterly Results of Operations (Unaudited)

      Results of operations by quarter for the years ended December 31, 1999 and 1998 were (Millions of Dollars Except per Share):

                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
                                            March 31, 1999      June 30, 1999      Sept. 30, 1999    Dec. 31, 1999
                                            --------------      -------------      --------------    -------------

Operating revenues.........................     $  1,709.6       $   1,892.1         $  2,060.1        $  2,535.4
Less purchases.............................          945.9           1,184.3            1,295.5           1,723.0
                                                ----------       -----------         ----------        ----------
                                                     763.7             707.8              764.6             812.4
Other income and expenses..................          629.2             614.5              662.5             643.4
                                                ----------       -----------         ----------        ----------
Net earnings ..............................     $    134.5       $      93.3         $    102.1        $    169.0
                                                ==========       ===========         ==========        ==========
Basic earnings per share...................     $      .63       $       .44         $      .48        $      .79
                                                ==========       ===========         ==========        ==========
Diluted earnings per share.................     $      .62       $       .43         $      .47        $      .78
                                                ==========       ===========         ==========        ==========


                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
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

Note 17.   Merger

      Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.

    SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

      Reserves; capitalized costs; costs incurred in oil and gas acquisition, exploration and development activities; results of operations; and the standardized measure of discounted future net cash flows are presented for the exploration and production segment. Natural gas systems reserves and the related standardized measure of discounted future net cash flows are separately presented for natural gas systems operations. All of the Company's proved properties are located in North America (United States and Canada). The reserve tables that follow report on United States operations and do not include approximately 78,000 MMcf equivalents of Canadian proved reserves discovered during the fourth quarter of 1999.

Estimated Quantities of Proved Reserves (Domestic)

                                                             Natural Gas           Exploration
                                                               Systems           and Production
                                                             -----------   --------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                             -----------   ---------      -----------   ---------
      Natural Gas (MMcf):
      ------------------

      1999..................................................   197,649      1,625,713    1,643,350      3,466,712
      1998..................................................   211,761      1,287,207    1,028,167      2,527,135
      1997..................................................   248,248        953,235      551,031      1,752,514

      Oil, Condensate and Natural Gas Liquids (000 barrels):
      -----------------------------------------------------

      1999..................................................       249         33,690       23,188         57,127
      1998..................................................       237         31,894       20,153         52,284
      1997..................................................       349         27,016       12,778         40,143

Changes in proved reserves since the end of 1996 are shown in the following table.

                                                                                         Oil, Condensate and
                                                           Natural Gas                   Natural Gas Liquids
                                                             (MMcf)                         (000 barrels)
                                                   ----------------------------    ----------------------------
                                                     Natural        Exploration       Natural       Exploration
                                                       Gas              and             Gas             and
Total Proved Reserves                                Systems        Production        Systems       Production
---------------------                              -----------    -------------    -----------    -------------

Total, end of 1996..............................     267,927        1,188,605             391          44,071
                                                    --------       ----------         -------       ---------

Production during 1997..........................     (38,135)        (159,127)            (57)         (4,957)
Extensions and discoveries......................       8,870          305,319               -           5,775
Acquisitions....................................           -          252,219               -           2,340
Sales of reserves in-place......................           -          (56,894)              -          (6,739)
Revisions of previous quantity estimates and
      other.....................................       9,586          (25,856)             15            (696)
                                                    --------       ----------         -------       ---------
Total, end of 1997..............................     248,248        1,504,266             349          39,794
                                                    --------        ---------         -------       ---------

Production during 1998..........................     (39,058)        (185,732)            (44)         (5,578)
Extensions and discoveries......................         404          518,529               -           9,185
Acquisitions....................................           -          575,934               -          11,915
Sales of reserves in-place......................           -          (25,556)              -          (1,072)
Revisions of previous quantity estimates and
      other.....................................       2,167          (72,067)            (68)         (2,197)
                                                    --------       ----------         -------       ---------
Total, end of 1998..............................     211,761        2,315,374             237          52,047
                                                    --------       ----------         -------       ---------

Production during 1999..........................     (35,634)        (230,542)            (24)         (4,475)
Extensions and discoveries......................           -          745,565               -           5,354
Acquisitions....................................           -          539,274               -          11,377
Sales of reserves in-place......................           -          (39,908)              -            (805)
Revisions of previous quantity estimates and
      other.....................................      21,522          (60,700)             36          (6,620)
                                                    --------       ----------         -------       ---------
Total, end of 1999..............................     197,649        3,269,063             249          56,878
                                                    ========       ==========         =======       =========

                                      F-43

      Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 221,509, 225,853 and 213,571 MMcf and storage liquids volumes are approximately 301,000, 232,000 and 209,000 barrels at December 31, 1999, 1998 and 1997, respectively. Total proved reserves for natural gas equivalents include approximately 152,000, 162,000 and 32,000 MMcf associated with volumetric production payments sold to unaffiliated entities by the Company for the years 1999, 1998 and 1997, respectively.

      All of the Company's proved reserves are located in North America (United States and Canada). Other international activities are connected with the evaluation of various concessions. The statistical tables on capitalized costs report on worldwide operations while the reserve and cash flow tables are for properties located in the United States. Other international investments are periodically reviewed for impairment.


Capitalized Costs Relating to Exploration and Production Activities (Worldwide) (Millions of Dollars)

                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------    --------

Proved and Unproved Properties:
------------------------------

Proved properties.......................................................................     $  3,234    $  2,508
Unproved properties.....................................................................          536         312
                                                                                             --------    --------
                                                                                                3,770       2,820
Accumulated depreciation, depletion and amortization....................................         (904)       (765)
                                                                                             --------    --------
                                                                                             $  2,866    $  2,055
                                                                                             ========    ========

      The Company follows the full-cost method of accounting for oil and gas properties.


Costs Excluded from Amortization (Domestic)
(Millions of Dollars)

      The following table summarizes the costs related to unevaluated properties and major development projects which are excluded from amounts subject to amortization at December 31, 1999. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                                                          Years Costs Incurred
                                                     --------------------------------------------------------------
                                                                                                          Prior to
                                                        Total        1999         1998         1997         1997
                                                     ---------    ---------     --------     --------     ---------

Property acquisition.............................    $     277    $     137     $    121     $     15     $       4
Exploration......................................          123           89           28            4             2
Development......................................           64           36           21            6             1
Capitalized interest.............................           22           20            2            -             -
                                                     ---------    ---------     --------     --------     ---------
                                                     $     486    $     282     $    172     $     25     $       7
                                                     =========    =========     ========     ========     =========

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities (Worldwide) (Millions of Dollars)

                                                                                      Year Ended December 31,
                                                                                 ---------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    ---------

Property acquisition costs:
      Proved.................................................................    $    154    $    129    $     48
      Unproved...............................................................         152         133          49
Exploration costs............................................................         168         123          83
Development costs............................................................         593         540         388


Results of Operations for Exploration and Production Activities (Domestic) (Millions of Dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------

Revenues:
   Sales.....................................................................    $    451    $    333    $    227
   Transfers.................................................................         113         111         240
                                                                                 --------    --------    --------
      Total..................................................................         564         444         467
                                                                                 --------    --------    --------

Production costs.............................................................        (104)        (89)        (92)
Operating expenses...........................................................         (50)        (44)        (34)
Depreciation, depletion and amortization.....................................        (223)       (195)       (171)
                                                                                 --------    --------    --------
                                                                                      187         116         170

Income tax expense...........................................................         (59)        (33)        (52)
                                                                                 --------    --------    --------

Results of operations for producing activities (excluding corporate
   overhead and interest costs)..............................................    $    128    $     83    $    118
                                                                                 ========    ========    ========

      The average domestic amortization rate per equivalent Mcf was $0.87 in 1999, $0.89 in 1998 and $0.91 in 1997. Depreciation, depletion and amortization excludes provisions for the impairment of international projects of $10.0 million in 1999, $9.1 million in 1998 and $10.7 million in 1997.

      Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities (Domestic). Future cash inflows for the years ended December 31, 1999 and 1998 from the sale of proved reserves and estimated production and development costs as calculated by the Company's engineers and reviewed by Huddleston, the Company's independent engineer, are discounted by 10% after they are reduced by the Company's estimate for future income taxes. The amount for 1997 was calculated by Huddleston. The calculations are based on year-end prices and costs, statutory tax rates and nonconventional fuel source tax credits that relate to existing proved oil and gas reserves in which the Company has mineral interests.

      The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by changes in both natural gas and crude oil prices, may be subject to material future revisions (Millions of Dollars):

                                                           Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                         1999                         1998                        1997
                               -------------------------   -------------------------   ----------------------------
                               Natural Gas   Exploration   Natural Gas   Exploration    Natural Gas   Exploration
                                 Systems   and Production    Systems   and Production     Systems   and Production
                               ----------- --------------  ----------- --------------  -----------  ---------------

Future cash inflows..........  $       229   $     8,250   $       256   $     4,939   $       291   $     4,190
Future production and
   development costs.........          (74)       (2,674)          (79)       (1,909)          (87)       (1,479)
Future income tax expenses...          (49)       (1,265)          (57)         (584)          (67)         (635)
                               -----------   -----------   -----------   -----------   -----------   -----------
Future net cash flows........          106         4,311           120         2,446           137         2,076
10% annual discount for
   estimated timing of cash
   flows.....................          (41)       (1,556)          (51)         (865)          (57)         (651)
                               -----------   -----------   -----------   -----------   -----------   -----------
Standardized measure of
   discounted future net
   cash flows................  $        65   $     2,755   $        69   $     1,581   $        80   $     1,425
                               ===========   ===========   ===========   ===========   ===========   ===========

      Future net cash flows include approximately $190 million for 1999, $156 million for 1998 and $38 million for 1997 related to volumes dedicated to volumetric production payments sold to unaffiliated entities by the Company.

      Principal sources of change in the standardized measure of discounted future net cash flows during each year are (Millions of Dollars):

                                                           Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                         1999                         1998                        1997
                               -------------------------   -------------------------   ----------------------------
                               Natural Gas   Exploration   Natural Gas   Exploration    Natural Gas   Exploration
                                 Systems   and Production    Systems   and Production     Systems   and Production
                               ----------- --------------  ----------- --------------  -----------  ---------------

Sales and transfers, net of
   production costs..........  $       (36)  $      (474)  $       (34)  $      (338)  $       (34)  $      (373)
Net changes in prices and
   production costs..........           (5)          734             3          (334)          (53)         (906)
Extensions and discoveries...            -           606             -           430            10           322
Acquisitions.................            -           643             -           317             -           289
Sales of reserves in-place...            -           (33)            -           (21)            -          (117)
Development costs incurred during
   the period that reduced estimated
   future development costs..            -           102             -           115             -            11
Revisions of previous quantity
   estimates, timing and other          28          (234)            6          (322)          (34)         (392)
Accretion of discount........            6           136             8           141            17           233
Net change in income taxes...            3          (306)            6           168            34           398
                               -----------   -----------   -----------   -----------   -----------   -----------
Net change...................  $        (4)  $     1,174   $       (11)  $       156   $       (60)  $      (535)
                               ===========   ===========   ===========   ===========   ===========   ===========

      None of the amounts include any value for natural gas systems storage gas and liquids volumes, which was approximately 41 Bcf for CIG, 117 Bcf for ANR Pipeline, 63 Bcf for Mid Michigan Gas Storage Company and 301,000 barrels of liquids for CIG at the end of 1999.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1999           1998
                                                                                         ---------      ---------

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents.........................................................    $      .5      $    79.6
   Receivables.......................................................................          9.6            6.1
   Receivables from subsidiaries.....................................................      2,050.8        1,516.6
   Prepaid expenses and other........................................................          4.9            4.6
                                                                                         ---------      ---------
      Total Current Assets...........................................................      2,065.8        1,606.9
                                                                                         ---------      ---------

PROPERTY, PLANT AND EQUIPMENT - at cost, net.........................................           .6             .5
                                                                                         ---------      ---------

INVESTMENTS IN SUBSIDIARIES AND OTHER ASSETS:
   Investment in subsidiaries at cost plus equity in undistributed earnings since
      acquisition....................................................................      4,853.2        4,361.7
   Due from subsidiaries.............................................................        283.2          128.1
   Deferred income taxes.............................................................        145.4          120.5
   Other assets......................................................................        517.8          392.3
                                                                                         ---------      ---------
                                                                                           5,799.6        5,002.6

                                                                                         $ 7,866.0      $ 6,610.0
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1999           1998
                                                                                         ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable.....................................................................    $   105.9      $    87.0
   Accounts payable and accrued expenses.............................................        118.5           70.0
   Payable to subsidiaries...........................................................          9.6          242.4
   Current maturities on long-term debt..............................................        151.3           50.0
                                                                                         ---------      ---------
      Total Current Liabilities......................................................        385.3          449.4
                                                                                         ---------      ---------

DUE TO SUBSIDIARIES..................................................................        366.4          309.8
                                                                                         ---------      ---------

DEBT:
   Long-term debt....................................................................      3,176.5        2,374.6
                                                                                         ---------      ---------

DEFERRED CREDITS AND OTHER...........................................................           .9             .4
                                                                                         ---------      ---------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY..........................................      3,936.9        3,475.8
                                                                                         ---------      ---------

                                                                                         $ 7,866.0      $ 6,610.0
                                                                                         =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF OPERATIONS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1999           1998           1997
                                                                          ---------      ---------      ---------

OPERATING REVENUES.....................................................   $       -      $       -      $       -

OPERATING COSTS AND EXPENSES...........................................           -              -              -
                                                                          ---------      ---------      ---------

OPERATING PROFIT.......................................................           -              -              -
                                                                          ---------      ---------      ---------

OTHER INCOME:
   Equity in net earnings of subsidiaries..............................       517.7          455.6          424.8
   Interest income from subsidiaries - net.............................        85.0           54.4           63.0
   Other income - net..................................................       127.1           70.4           62.0
                                                                          ---------      ---------      ---------
                                                                              729.8          580.4          549.8
                                                                          ---------      ---------      ---------

OTHER EXPENSES (BENEFITS):
   General and administrative..........................................        11.6           10.0           11.7
   Interest and debt expense...........................................       233.0          179.9          166.9
   Taxes on income.....................................................       (13.7)         (66.4)         (20.9)
                                                                          ---------      ---------      ---------
                                                                              230.9          123.5          157.7
                                                                          ---------      ---------      ---------

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM...........................................       498.9          456.9          392.1

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
   Estimated loss on disposal..........................................           -          (12.5)             -
                                                                          ---------      ---------      ---------

EARNINGS BEFORE EXTRAORDINARY ITEM.....................................       498.9          444.4          392.1
                                                                          ---------      ---------      ---------

EXTRAORDINARY ITEM, NET OF INCOME TAXES:
   Loss on early extinguishment of debt................................           -              -          (90.6)
                                                                          ---------      ---------      ---------

NET EARNINGS...........................................................   $   498.9      $   444.4      $   301.5
                                                                          =========      =========      =========



                  See Notes to Condensed Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                             STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1999           1998           1997
                                                                          ---------      ---------      ---------

Net Cash Flow From Operating Activities:
   Earnings from continuing operations before extraordinary item.......   $   498.9      $   456.9      $   392.1
   Items not requiring (providing) cash:
      Depreciation, depletion and amortization.........................          .1             .1             .1
      Deferred income taxes............................................       (26.0)         (35.2)         (25.1)
      Undistributed subsidiary earnings................................      (478.5)        (248.5)        (363.7)
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables...................................................        (3.5)           2.8            1.8
         Prepaid expenses and other....................................          .8           (1.2)           (.5)
         Accounts payable and accrued expenses.........................        43.1          (54.4)          82.6
         Other.........................................................       (86.4)         (75.6)         (39.9)
                                                                          ---------      ---------      ---------
                                                                              (51.5)          44.9           47.4
                                                                          ---------      ---------      ---------

Cash Flow from Investing Activities:
   Purchases of property, plant and equipment..........................           -            (.2)           (.1)
   Net change in accounts with subsidiaries............................      (865.5)        (113.6)         143.2
   Investments in subsidiaries.........................................       (13.2)        (120.3)          (2.5)
   Discontinued operations.............................................       (22.7)             -              -
                                                                          ---------      ---------      ---------
                                                                             (901.4)        (234.1)         140.6
                                                                          ---------      ---------      ---------

Cash Flow from Financing Activities:
   Increase in short-term notes........................................        93.9          123.0          259.0
   Proceeds from issuing common stock..................................        14.7            5.5            7.3
   Proceeds from long-term debt issues.................................     1,044.6          406.9          523.4
   Redemption of preferred stock.......................................           -         (200.0)             -
   Payments to retire long-term debt...................................      (225.8)         (10.6)        (933.1)
   Dividends paid......................................................       (53.6)         (56.5)         (59.7)
                                                                          ---------      ---------      ----------
                                                                              873.8          268.3         (203.1)
                                                                          ---------      ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents...................       (79.1)          79.1          (15.1)

Cash and Cash Equivalents at Beginning of Year.........................        79.6             .5           15.6
                                                                          ---------      ---------      ---------

Cash and Cash Equivalents at End of Year...............................   $      .5      $    79.6      $      .5
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

      Statement of Cash Flows - For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest and financing fees of $225.0 million, $173.6 million and $178.5 million in 1999, 1998 and 1997, respectively. Cash payments (refunds - primarily from subsidiaries) for income taxes amounted to $(15.2) million, $8.5 million and $(97.9) million for 1999, 1998 and 1997, respectively.

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

Note 3.    Debt and Guarantees

      Information on the debt of the Company is disclosed in Note 4 of the Notes to Consolidated Financial Statements included herein. The Company has guaranteed certain long-term debt of its subsidiaries and certain other obligations arising in the ordinary course of business. Approximately $407.0 million of guaranteed long-term debt of subsidiaries was outstanding at December 31, 1999, including current maturities. The Company and certain of its subsidiaries have entered into interest rate swaps with major banking institutions. The Company is exposed to loss if one or more counterparties default. In addition, the Company or certain of its subsidiaries are guarantors on certain bank loans of corporations, joint ventures and partnerships in which the Company or certain subsidiaries have equity interests. Information on the guarantees and swaps is disclosed in Notes 4 and 7, respectively, of the Notes to Consolidated Financial Statements.

      The aggregate amounts of long-term debt maturities of Coastal for the five years following 1999 are (Millions of Dollars):

      2000.............  $151.3            2003............  $102.3
      2001.............   104.1            2004............   697.7
      2002.............   250.0

Note 4. Dividends Received

      Cash dividends received from consolidated subsidiaries were as follows:
1999 - $39.2 million, 1998 - $207.1 million and 1997 - $61.1 million.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)


                                                                       Additions
                                                     Balance at       Charged to                         Balance
                                                      Beginning        Costs and                         at End
      Description                                      of Year         Expenses         Other            of Year
-----------------------------------------------------------------------------------------------------------------


Year Ended December 31, 1999

Allowance for doubtful accounts....................    $15.9             $ 4.3        $(2.8)(A)          $  17.4
                                                       =====             =====        =====              =======


Year Ended December 31, 1998

Allowance for doubtful accounts....................    $16.6             $ 4.0        $(4.7)(A)          $  15.9
                                                       =====             =====        =====              =======


Year Ended December 31, 1997

Allowance for doubtful accounts....................    $23.4             $ 4.0        $(10.8)(A)         $  16.6
                                                       =====             =====        ======             =======



--------
(A) Accounts charged off net of recoveries.

                                  EXHIBIT INDEX


Exhibit
Number                                     Document
-------       -----------------------------------------------------------------
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

  10.1+ 1985 Stock Option Plan (Appendix A to Coastal's Proxy Statement for the 1986 Annual Meeting of Stockholders, dated March 27,
              1986).

  10.2+ The Coastal Corporation Performance Unit Plan effective as of January 1, 1987 (Exhibit 10.5 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

  10.3+ The Coastal Corporation Replacement Pension Plan effective as of November 1, 1987 (Exhibit 10.6 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

  10.4+ Description of Coastal's Key Employees Bonus Plan (Exhibit 10.7 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

  10.5+ The Coastal Corporation Dividend Reinvestment and Stock Purchase Plan, dated July 9, 1996 (Exhibit 10 to Coastal's Form S-3 filed on July 15, 1996).

  10.6+ The Coastal Corporation Amended and Restated Stock Grant Plan, effective October 9, 1997. (Exhibit 10.7 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.7+ The Coastal Corporation Amended and Restated Deferred Compensation Plan for Directors, effective October 9, 1997. (Exhibit 10.8 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.8+ The Coastal Corporation 1990 Stock Option Plan (Exhibit 10.13 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

  10.9+ The Coastal Corporation 1997 Directors Stock Plan, effective June 5, 1997. (Exhibit 10.10 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.10+ The Coastal Corporation Deferred Compensation Plan (Exhibit 10.14 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

  10.11+ The Coastal Corporation 1994 Incentive Stock Plan (Appendix A to Coastal's Proxy Statement for the 1994 Annual Meeting of Stockholders dated March 29, 1994).

  10.12+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, includes Plan as Restated as of January 1, 1989 and First Amendment dated July 27, 1992, Second Amendment dated December 9, 1992, Third Amendment dated October 29, 1993 (Exhibit
              10.16 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
-------------------------
Note:
          + Indicates documents incorporated by reference from the prior filing indicated.

                                  EXHIBIT INDEX

Exhibit
Number                                     Document
-------       -----------------------------------------------------------------

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

  10.17+ Pension Plan for Employee of The Coastal Corporation as of January 1, 1993, as further amended by the Fourteenth Amendment dated December 31, 1997. (Exhibit 10.18 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.18+ Agreement for Consulting Services between The Coastal Corporation and Oscar S. Wyatt, Jr. dated August 1, 1997. (Exhibit 10.19 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.19+ The Coastal Corporation 1998 Incentive Stock Plan, effective March 19, 1998 (Appendix A to Coastal's Proxy Statement for the 1998 Annual Meeting of Stockholders dated March 26, 1998).

  10.20* Employment Agreement between David A. Arledge and The Coastal Corporation dated as of April 1, 1999.

  10.21* Form of employment agreement for an Employment Agreement between The Coastal Corporation and each of Coby C. Hesse and Gene T. Waguespack, dated January 17, 2000.

  10.22* Form of employment agreement for an Employment Agreement between The Coastal Corporation and each of James A. King, Jeffrey A. Connelly, Carl A. Corrallo, Rodney D. Erskine, Donald H. Gullquist, Dan J. Hill, Austin M. O'Toole, Keith O. Rattie, James
              L. Van Lanen and Thomas M. Wade, dated January 17, 2000.

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

                                                                   Exhibit 10.20

                              EMPLOYMENT AGREEMENT

                                     between

                                DAVID A. ARLEDGE

                                       and

                             THE COASTAL CORPORATION

                              EMPLOYMENT AGREEMENT


EMPLOYMENT AGREEMENT dated as of April 1, 1999 (the "Agreement") between The Coastal Corporation, a Delaware corporation ("Company"), and David A. Arledge ("Executive").

WHEREAS, the Company desires to employ Executive as its Chairman and Chief Executive Officer upon the terms and subject to the conditions set forth herein;

NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein, the Company and Executive hereby agree as follows:


                                    ARTICLE 1
                                   DEFINITIONS

The terms set forth below have the following meanings (such meanings to be applicable to both the singular and plural forms, except where otherwise expressly indicated):

1.1 "Accrued Annual Bonus" means the amount of any Annual Bonus earned but not yet paid with respect to the Year ended prior to the Date of Termination.

1.2 "Accrued Base Salary" means the amount of Executive's Base Salary which is accrued but not yet paid as of the Date of Termination.

1.3 "Affiliate" means any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, the Company. For the purposes of this definition, the term "control" when used with respect to any Person means the power to direct or cause the direction of management or policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise.

1.4  "Agreement" - see the recitals to this Agreement.

1.5 "Agreement Date" means the date that is specified in the recitals to this Agreement.

1.6  "Anniversary Date" means any annual anniversary of the Agreement Date.

1.7  "Annual Bonus" - see Section 4.2(a).

1.8 "Annualized Total Compensation" means, as of any date, the sum of Executive's (i) Base Salary as of such date and (ii)Target Annual Bonus (in no event shall such

     Target Annual Bonus be less than the most recently awarded Annual Bonus) applicable to the Year that includes such date.

1.9  "Base Salary" - see Section 4.1.

1.10 "Beneficiary" - see Section 10.3.

1.11 "Board" means the Board of Directors of the Company.

1.12 "Cause" means any of the following:

     (a) Executive's conviction of a felony or of a misdemeanor involving fraud, dishonesty or moral turpitude, or

     (b) Executive's willful or intentional material breach of this Agreement that results in financial detriment that is material to the Company and its Affiliates taken as a whole.

For purposes of clause (b) of the preceding sentence, Cause shall not include any one or more of the following:

         (i)    bad judgment,

         (ii)   negligence,

         (iii) any act or omission that Executive believed in good faith to have been in or not opposed to the interest of the Company (without intent of Executive to gain therefrom, directly or indirectly, a profit to which he was not legally entitled), or

         (iv) any act or omission of which any member of the Board who is not a party to such act or omission has had actual knowledge for at least 12 months.

1.13 "Change of Control" mean any of the following events:

     (a) any person or group (as such terms are used in Rule 13d-5 under the Exchange Act and defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than a Subsidiary or any employee benefit plan (or any related trust) of the Company or a Subsidiary, becomes the beneficial owner of 15% or more of the Common Stock or of securities of the Company that are entitled to vote generally in the election of directors of the Company ("Voting Securities") representing 15% or more of the combined voting power of all Voting Securities of the Company.

     (b) individuals who, as of the Agreement Date, constitute the Board (the "Incumbent Directors") cease for any reason to constitute a majority of the members of the Board; provided that any individual who becomes a director after the Agreement Date whose election or nomination for election by the Company's shareholders was approved by a majority of the members of the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened "election contest" relating to the election of the directors of the Company (as such terms are used in Rule 14a-11 under the Exchange Act), "tender offer" (as such term is used in Section 14(d) of the Exchange Act) or a proposed Merger (as defined below)) shall be deemed to be members of the Incumbent Board; or

     (c) approval by the stockholders of the Company of either of the following:

          (i) a merger, reorganization, consolidation or similar transaction (any of the foregoing, a "Merger") as a result of which the Persons who were the respective beneficial owners of the outstanding Common Stock and Voting Securities of the Company immediately before such Merger are not expected to beneficially own, immediately after such Merger, directly or indirectly, more than 60% of, respectively, the common stock and the combined voting power of the Voting Securities of the corporation resulting from such Merger in substantially the same proportions as immediately before such Merger, or

          (ii) a plan of liquidation of the Company or a plan or agreement for the sale or other disposition of all or substantially all of the assets of the Company.

Notwithstanding the foregoing, there shall not be a Change in Control if, in advance of such event, Executive agrees in writing that such event shall not constitute a Change in Control.

1.14 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

1.15 "Committee" means the Compensation and Executive Development Committee of the Board.

1.16 "Common Stock" means the common stock and Class A common stock of the Company.

1.17 "Company" - see the recitals to this Agreement.

1.18 "Date of Termination" means the effective date of a Termination of Employment for any reason, including death or Disability, whether by either of the Company or by Executive.

1.19 "Disability" means a mental or physical condition which, in the opinion of the Board, renders Executive unable or incompetent to carry out the material job responsibilities which such Executive held or the material duties to which Executive was assigned at the time the disability was incurred, which has existed for at least three months, and which in the opinion of a physician mutually agreed upon by the Company and Executive (provided that neither party shall unreasonably withhold his agreement) is expected to be permanent or to last for an indefinite duration or a duration in excess of six months.

1.20 "Employment Period" - see Section 3.1.

1.21 "Exchange Act" means the Securities Exchange Act of 1934.

1.22 "Executive" - see the recitals to this Agreement.

1.23 "Fair Market Value" means, as of any date, (a) the average of the high and low prices of the Common Stock on such date reported on principal national securities exchange on which the Common Stock is then listed (or, if no sale of the Common Stock was reported for such date, on the next preceding date on which such a sale of such security was reported), (b) if the Common Stock is not listed on any national securities exchange, the average of the high bid and low asked quotations for the Common Stock on such date in the over-the-counter market (or, if no quotation of the Common Stock was reported for such date, on the next preceding date on which such a quotation of such security was reported), or (c) if there is no public market for the Common Stock, the fair market value of the Common Stock determined by the Committee in the good faith exercise of its discretion.

1.24 "Good Reason" means the occurrence of any one or more of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason:

     (a)  any material breach of this Agreement by the Company, including:

          (i) the failure of the Company to comply with the provisions of Articles II, III, IV, V, VI or VII of this Agreement;

          (ii) any material adverse change in the status, responsibilities or perquisites of Executive;

          (iii) any failure to nominate or elect Executive as Chairman and Chief Executive Officer of the Company and as member of the Board;

          (iv) causing or requiring Executive to report to anyone other than the Board; or

          (v) assignment of duties materially inconsistent with his position and duties described in this Agreement,

     (b) the failure of the Company to assign this Agreement to a successor to the Company or failure of a successor to the Company to explicitly assume and agree to be bound by this Agreement,

     (c) requiring Executive to be principally based at any office or location more than 25 miles from the current offices of the Company in Houston, Texas,

     (d)  the delivery to Executive of a Notice of Consideration pursuant to
          Section 8.1(b) if, within a period of 90 days thereafter, the Board fails for any reason to terminate Executive for Cause in compliance with all of the substantive and procedural requirements of Section 8.1, or

     (e) a Termination of Employment by Executive for any reason or no reason during the 30-day period commencing 12 months after a Change of Control.

Any reasonable determination by Executive that any of the foregoing events has occurred and constitutes Good Reason shall be conclusive and binding for all purposes.

1.25 "including" means including without limitation.

1.26 "Notice of Consideration" - see Section 8.1(b).

1.27 "Option" means an option to purchase shares of Common Stock.

1.28 "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government instrumentality, division, agency, body or department.

1.29 "Prorata Annual Bonus" means (a) the product of the amount of the Target Annual Bonus to which Executive would have been entitled if he had been employed by the Company on the last day of the Year that includes the Date of Termination and if Executive had achieved his Target Annual Goals for such Year, multiplied by (b) a fraction of which the numerator is the numbers of days which have elapsed in such Year through the Date of Termination and the denominator is 365.

1.30 "Replacement Pension Plan" - see Section 7.1.

1.31 "Severance Payment" means the payment of a multiple of Executive's Annualized Total Compensation pursuant to Section 8.3(b) or Section 8.4, as applicable.

1.32 "Severance Period" means the interval of time between the Date of Termination and the expiration of the Employment Period, without giving effect to any Termination of Employment; provided that, for purposes of
     Section 8.3, the Severance Period shall in no event be less than 2.99 years if a Termination of Employment occurs after a Change of Control.

1.33 "Subsidiary" means, with respect to any Person, (a) any corporation of which more than 50% of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by such Person, and (b) any partnership in which such Person has a direct or indirect interest (whether in the form of voting or participation in profits or capital contribution) of more than 50%.

1.34 "Target Annual Bonus" - see Section 4.2.

1.35 "Target Annual Goal" - see Section 4.2.

1.36 "Taxes" means the incremental United States federal, state and local income, excise and other taxes payable by Executive with respect to any applicable item of income.

1.37 "Tax Gross-Up Payment" means an amount payable to Executive such that, after payment of Taxes on such amount, there remains a balance sufficient to pay the Taxes being reimbursed.

1.38 "Termination For Good Reason" means a Termination of Employment by Executive for a Good Reason.

1.39 "Termination of Employment" means a termination by the Company or by Executive of Executive's employment by the Company.

1.40 "Termination Without Cause" means a Termination of Employment by the Company for any reason other than Cause or Executive's death or Disability.

1.41 "Withholding Taxes" means any United States federal, state, local or foreign withholding taxes and other deductions required to be paid in accordance with applicable law by reason of compensation received pursuant to this Agreement.

1.42 "Year" means a calendar year period ending on December 31.

                                    ARTICLE 2
                                     DUTIES

2.1 Duties. The Company shall employ Executive during the Employment Period as its Chairman and Chief Executive Officer. It is contemplated that, in connection with each applicable annual meeting of shareholders (or action by written consent in lieu thereof) of the Company during the Employment Period, the Board will nominate Executive for election as a member of the Board, and the shareholders of the Company will reelect Executive as a member of the Board. During the Employment Period, Executive shall perform the duties properly assigned to him hereunder, shall devote substantially all of his business time, attention and effort to the affairs of the Company and shall use his reasonable best efforts to promote the interests of the Company. During the Employment Period, and excluding any periods of disability, vacation, or sick leave to which Executive is entitled, Executive agrees to devote his full attention and time to the business and affairs of the Company.

2.2 Other Activities. Executive may serve on corporate, civic or charitable boards or committees, deliver lectures, fulfill speaking engagements, teach at educational institutions, or manage personal investments; provided that such activities do not individually or in the aggregate significantly interfere with the performance of his duties under this Agreement.


                                    ARTICLE 3
                                EMPLOYMENT PERIOD

3.1 Employment Period. Subject to Section 3.2 and the termination provisions hereinafter provided, the term of Executive's employment under this Agreement (the "Employment Period") shall begin on the Agreement Date and end on the Anniversary Date which is three years after such date. The employment of Executive by the Company shall not be terminated other than in accordance with Article VIII.

3.2 Extensions of Employment Period. The Employment Period shall terminate on the later of the (a) Anniversary Date specified in Section 3.1 or (b) the date which is three years after the date on which the Company delivers to the Executive, or the Executive delivers to the Company, a written notice that the Employment Period will not be extended.

                                   ARTICLE 4
                                  COMPENSATION

4.1 Salary. The Company shall pay Executive in accordance with its normal payroll practices (but not less frequently than monthly) an annual salary at a rate of $725,000 per year ("Base Salary"). During the Employment Period, the Base Salary shall be reviewed at least annually by the Committee after consultation with Executive and may from time to time be increased as determined by the Committee. Effective as of the date of any such increase the Base Salary as so increased shall be considered the new Base Salary for all purposes of this Agreement and may not thereafter be reduced. Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement.

4.2  Annual Bonus.

     (a) The Company shall pay to Executive an annual cash bonus ("Annual Bonus") in accordance with the terms hereof for each Year which begins during the Employment Period. Executive shall be eligible for an Annual Bonus pursuant to the Executive Bonus Program of the Company administered by the Committee.

     (b) The Company performance goals are determined annually by the Company. These performance goals are expressed as target performance ("Target Annual Goal"). The level of bonus awarded to the Executive pursuant to the Executive Bonus Program shall be determined by the Committee and will vary based upon the level of Company performance with the target bonus award for attainment of Target Annual Goals (the "Target Annual Bonus").

     (c) In the event that it is necessary to determine the bonus due the Executive for less than a full year, then if the bonus due pursuant to terms of this Agreement is the Target Annual Bonus, the Executive shall be entitled to a bonus equal to the Target Annual Bonus amount pursuant to the Executive Bonus Program of the Company for the preceding Year had the Target Annual Goal been met, regardless of whether such Target Annual Goal was met. In no event shall such Target Annual Bonus be less than the most recently awarded Annual Bonus. The bonus calculated pursuant to this Section 4.2(c) shall be prorated for the portion of the year for which such bonus is due.
          The Committee may increase this amount in its discretion.

     (d) The Company shall pay the entire Annual Bonus that is payable with respect to a Year in a lump-sum cash payment as soon as practicable after the Committee can determine whether and the degree to which Target Annual Goal has been achieved following the close of such Year. Any such Annual Bonus shall in any event be paid within 120 days after the end of the Year.

                                    ARTICLE 5
                            STOCK OPTIONS AND GRANTS

5.1 Participation. The Executive shall be eligible to participate in stock option plans and similar programs offered by the Company to its key employees.

5.2 Terms and Conditions of Options. The terms and conditions of the programs discussed in Section 5.1 shall be established by the provisions of such programs. All stock options held by the Executive at the date of this Agreement and all stock options granted in the future:

     (a) shall become exercisable in whole or in any part, upon the death or Disability of Executive, a Termination Without Cause, a Termination for Good Reason, or a Change of Control;

     (b) shall in other respects be on terms and conditions that are no less favorable to Executive than the terms and conditions applicable to Options granted at or about the same time to other senior executives of the Company; and

     (c) shall be cancelled in the event of a merger or consolidation pursuant to the terms of which cash is to be paid for each share of Common Stock then outstanding, such cancellation to be effective immediately before the consummation of such merger or consolidation, subject to the immediate payment by the Company of a cash amount to Executive equal to the Option Spread (as defined below). The "Option Spread" applicable to an Option shall equal the product of the number of shares of Common Stock subject to such Option multiplied by the positive difference, if any, between the cash amount to be paid for each share of Common Stock in such merger or consolidation and the exercise price of such Option.

5.3  Terms and Conditions of Options - Remedy.

     (a) In the event that the provisions of Section 5.2(a) are met so that options would become exercisable pursuant to Section 5.2(a) and such options do not become exercisable for any reason (including failure of any person or group to exercise discretionary authority pursuant to provisions of a plan or program), then Executive (or, in the event of death, his Beneficiary) shall receive immediately after Termination Without Cause, Termination for Good Reason, Change in Control, Disability or death of the Executive, a lump sum amount in immediately available funds equal to the total amount (if any) of the market value of the number of shares of stock for which options should have, but did not, become exercisable reduced by the amount of the exercise price of such shares of stock.

     (b) In the event that the provisions of Section 5.2(c) are met so that options would be cancelled pursuant to Section 5.2(c) and such options are not cancelled for any reason (including failure of any person or group to exercise discretionary authority pursuant to provisions of a plan or program) then, if the Executive so requests in writing, he shall receive payment by the Company of the amount specified in
          Section 5.2(c) and the Executive shall not exercise such options which were not cancelled.


                                    ARTICLE 6
                                 OTHER BENEFITS

6.1 Incentive, Savings and Retirement Plans. In addition to Base Salary and an Annual Bonus, Executive shall be entitled to participate during the Employment Period in all incentive, savings and (except as otherwise provided in Section 7.3) retirement plans, practices, policies and programs that are from time to time applicable to other senior executives of the Company.

6.2 Welfare Benefits. During the Employment Period, Executive and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company (including medical, prescription, dental, disability, salary continuance, employee life, group life, dependent life, accidental death and travel accident insurance plans and programs) applicable to other senior executives of the Company. After Termination of Employment by reason of a Termination Without Cause or a Termination for Good Reason, the Executive and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices and programs provided by the Company (including medical, prescription and life insurance plans and programs) applicable to other former employees including former senior executives of the Company who retire from the Company at the time of Termination of Employment of the Executive (or if earlier, at the time of a Change in Control) provided that the requirements for the retiree medical program (medical and prescription coverage) and participant contributions for such coverage shall be modified as follows: (a) the requirement to immediately receive monthly retirement income from a pension plan maintained by the Company shall be met if the Executive begins immediately to receive such payments from The Coastal Corporation Replacement Pension Plan and (b) the contribution rate for the Executive and/or his family, as the case may be, for coverage shall be calculated based upon years of service credited for purposes of determining the benefit due from The Coastal Corporation Replacement Pension Plan.

6.3 Fringe Benefits. During the Employment Period, Executive shall be entitled to all fringe benefits that are from time to time available to other senior executives of the Company.

6.4 Vacation. During the Employment Period, Executive shall be entitled to paid vacation time in accordance with the plans, practices, policies, and programs applicable to other senior executives of the Company.

6.5 Expenses. During the Employment Period, Executive shall be entitled to receive prompt reimbursement for all reasonable employment-related expenses incurred by Executive upon the receipt by the Company of accounting in accordance with practices, policies and procedures applicable to other senior executives of the Company.

6.6 Office; Support Staff. During the Employment Period, Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, appropriate to his position and duties under this Agreement. After Termination of Employment, Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, pursuant to the established policy of the Company with respect to former Chairman.

6.7 Tax Gross-Up Payment. If it shall be determined that any payment to Executive pursuant to this Agreement or any other payment or benefit from the Company, any Affiliate, any shareholder of the Company or any other person would be subject to the excise tax imposed by Section 4999 of the Code or any similar tax payable under any United States federal, state, local or other law, then Executive shall receive a Tax Gross-Up Payment with respect to all such excise taxes and similar taxes.


                                    ARTICLE 7
                         SUPPLEMENTAL RETIREMENT BENEFIT

7.1 Supplemental Retirement Benefit. Executive shall be entitled to a nonqualified supplemental retirement benefit pursuant to The Coastal Corporation Replacement Pension Plan (the "Replacement Pension Plan") provided, however, that the method used to calculate the benefit due the Executive shall be modified as stated in Section 7.2 of this Agreement for determining benefits under the Replacement Pension Plan in the event of a Termination of Employment by reason of his death or Disability, a Termination Without Cause, or a Termination for Good Reason.

7.2  Replacement Pension Plan Benefit Modification. For purposes of Section
     7.1 of this Agreement, the benefit calculation method and the age at which benefit payments may begin under the Replacement Pension Plan shall be modified as follows: (a) the Basic Compensation (as defined in the Replacement Pension Plan) used to determine the five year average for purposes of determining Final Average Earnings (as defined in the Replacement Pension Plan) shall be (i) Base Salary (as defined in this Agreement) in effect on the Date of Termination (reduced, if necessary, to comply with the Replacement Pension Plan limitation of $500,000 as indexed) for 3 of the 5 years, and (ii) Base Salary (as defined in this Agreement) in effect for the two calendar years preceding the Date of Termination (reduced, if necessary, to comply with the Replacement Pension Plan limitation of $500,000 as indexed); provided, however, that if one of such two years is 1998, then Basic Compensation (as defined in the Replacement Pension Plan) shall be used in lieu of Base Salary for such year; and provided, further, that if one of such 2 years is 1997, then Basic Compensation (as defined in the Replacement Pension Plan and modified to insert $500,000 in lieu of $160,000) shall be used in lieu of Base Salary for such year; (b) Years of Service (as defined in the Replacement Pension
     Plan) shall be increased to include the Severance Period (as defined in this Agreement); and (c) the age of the Executive shall be equal to the sum of his actual age and the Severance Period (as defined in this Agreement).

7.3 Other Supplemental Retirement Benefits. Executive shall not participate in, or be entitled to benefits under, any other supplemental defined benefit retirement plans of the Company which are not qualified under Section 401(a) of the Code, except as otherwise provided in writing by the Company.


                                    ARTICLE 8
                              TERMINATION BENEFITS

8.1  Termination for Cause or Other Than for Good Reason. etc.

     (a) If the Company terminates Executive's employment for Cause or Executive terminates his employment other than for Good Reason, death or Disability, the Company shall pay to Executive immediately after the Date of Termination an amount equal to the sum of Executive's Accrued Base Salary and Accrued Annual Bonus, and Executive shall not be entitled to receive any Severance Payment.

     (b)  The Company may not terminate Executive's employment for Cause unless:

          (i) no fewer than 60 days prior to the Date of Termination, the Company provides Executive with written notice (the "Notice of Consideration") of its intent to consider termination of Executive's employment for Cause, including a detailed description of the specific reasons which form the basis for such consideration;

          (ii) for a period of not less than 30 days after the date Notice of Consideration is provided, Executive shall have the opportunity to appear before the Board, with or without legal representation, at Executive's election, to present arguments and evidence on his own behalf; and

          (iii) following the presentation to the Board as provided in (ii) above or Executive's failure to appear before the Board and date and time specified in the Notice of Consideration (which date shall not be less than 30 days after the date the Notice of Consideration is provided), Executive may be terminated for Cause only if (x) the Board, by the affirmative vote of all of its members (excluding Executive if he is a member of the Board, and any other member of the Board reasonably believed by the Board to be involved in the events leading the Board to terminate Executive for Cause), determines that the actions or inactions of Executive specified in the Notice of Termination occurred, that such actions or inactions constitute Cause, and that Executive's employment should accordingly be terminated for Cause; and (y) the Board provides Executive with a written determination (a "Notice of Termination for Cause") setting forth in specific detail the basis of such Termination of Employment, which Notice of Termination for Cause shall be consistent with the reasons set forth in the Notice of Consideration.

Unless the Company establishes both (i) its full compliance with the substantive and procedural requirements of this Section 8.1 prior to a Termination of Employment for Cause, and (ii) that Executive's action or inaction specified in the Notice of Termination for Cause did occur and constituted Cause, any Termination of Employment shall be deemed a Termination Without Cause for all purposes of this Agreement.

     (c) After providing a Notice of Consideration pursuant to the provisions of Section 8.1(b), the Board may, by the affirmative vote of all of its members (excluding for this purpose Executive if he is a member of the Board, and any other member of the Board reasonably believed by the Board to be involved in the events issuing the Notice of Consideration), suspend Executive with pay until a final determination pursuant to such Section 8.1(b) has been made.

8.2 Termination for Death or Disability. If Executive's employment terminates during the Employment Period due to his death or Disability, the Company shall pay to Executive or his Beneficiaries, as the case may be, immediately after the Date of Termination an amount which is equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus and Prorata Annual Bonus.

8.3 Termination Without Cause or for Good Reason. In the event of a Termination Without Cause or a Termination for Good Reason (whether during of after the Employment Period), Executive shall receive the following:

     (a) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the sum of Executive's Accured Base Salary, Accrued Annual Bonus and Prorata Annual Bonus;

     (b) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the product of the number of whole and fractional years included in the Severance Period multiplied by Executive's Annualized Total Compensation;

     (c) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the total amount (if any) of Executive's unvested benefits under any plan or program sponsored by the Company which is forfeited on account of Executive's employment being terminated;

     (d) the continuation of the benefits (or, if such benefits are not available, the after-tax economic equivalent thereof) specified in Sections 6.1, 6.2 and 6.3 as available during the Employment Period to which Executive is entitled as of the Date of Termination for the entire duration of the Severance Period or, at the election of Executive, an immediate lump-sum cash payment equal to the value of such benefits; provided that with respect to any benefit to be provided on an insured basis, such value shall be the present value of the premiums expected to be paid for such coverage, and with respect to other benefits, such value shall be the present value of the expected net cost to the Company of providing such benefits; and

     (e) immediately after the Date of Termination, a lump-sum amount in immediately available funds of any amount then payable to Executive pursuant to Section 6.7.

8.4 Termination After a Change of Control. If a Termination Without Cause or a Termination for Good Reason occurs within two years after a Change of Control, then Executive shall receive the payments required by Section 8.3, except that for purposes of Section 8.3(b), Executive shall receive a multiple of 2.99 times his Annualized Total Compensation.

8.5 Other Termination Benefits. In addition to any amounts or benefits payable upon a Termination of Employment hereunder, Executive shall, except as otherwise specifically provided herein, be entitled to any payments or benefits provided hereunder or under the terms of any plan, policy or program of the Company or as otherwise required by applicable law.


                                    ARTICLE 9
                              RESTRICTIVE COVENANTS

9.1  Non-Solicitation of Employees: Confidentiality: Non-Competition.

     (a) Executive covenants and agrees that, at no time during the period employed pursuant to this Agreement nor during the one-year period immediately following a Termination of Employment by the Company for Cause or by Executive other than for Good Reason, death or Disability, will
          Executive:

          (i) directly or indirectly employ or seek to employ any person employed at that time by the Company or any of its Subsidiaries or otherwise encourage or entice any such person to leave such employment;

           (ii) become employed by, enter into a consulting arrangement with or otherwise agree to perform personal services for a Competitor (as defined in Section 9.1 (b));

           (iii) acquire an ownership interest in a Competitor, or

           (iv) solicit any customers or vendors of the Company on behalf of or for the benefit of a Competitor.

     (b) For purposes of this Section, "Competitor" means any Person which sells goods or services which are directly competitive with those sold by a business that (i) is being conducted by the Company or any Subsidiary at the time in question and (ii) was being conducted at the Date of Termination and, for the Company's most recently-completed fiscal year, contributed more than 10% of the Company's consolidated revenues. Notwithstanding anything to the contrary in this Section, goods or services shall not be deemed to be competitive with those of the Company (A) solely as a result of Executive being employed by or otherwise associated with a business of which a unit is in competition with the Company or any Subsidiary but as to which unit Executive does not have direct or indirect responsibilities for the products or services involved or (B) if the activity contributes less than 10% of the consolidated revenues for the most recently-completed fiscal year of the business by which Executive is employed or with which he is otherwise associated.

     (c) Executive covenants and agrees that at no time during the Employment Period nor at any time following any Termination of Employment will Executive communicate, furnish, divulge or disclose in any manner to any Person any Confidential Information (as defined in Section 9.1(d)) without the prior express written consent of the Company. After a Termination of Employment, Executive shall not, without the prior written consent of the Company, or as may otherwise be required by law or legal process, communicate or divulge such Confidential Information to anyone other than the Company and its designees.

     (d) For purposes of this Section , "Confidential Information" shall mean financial information about the Company, contract terms with vendors and suppliers, customer and supplier lists and data, trade secrets and such other competitively-sensitive information to which Executive has access as a result of his positions with the Company, except that Confidential Information shall not include any information which was or becomes generally available to the public (i) other than as a result of a wrongful disclosure by Executive, (ii) as a result of disclosure by Executive during the Employment Period which he reasonably and in good faith believes is required by the performance of his duties under this Agreement, or (iii) any information compelled to be disclosed by applicable law or administrative regulation; provided that Executive, to the extent not prohibited from doing so by applicable law or administrative regulation, shall give the Company written notice of the information to be so disclosed pursuant to clause (iii) of this sentence as far in advance of its disclosure as is practicable.

9.2 Injunction. Executive acknowledges that monetary damages will not be an adequate remedy for the Company in the event of a breach of this
     Article IX, and that it would be impossible for the Company to measure damages in the event of such a breach. Therefore, Executive agrees that, in addition to other rights that the Company may have, the Company is entitled to an injunction preventing Executive from any breach of this
     Article IX.


                                   ARTICLE 10
                                  MISCELLANEOUS

10.1 Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take any other action to mitigate the amounts payable to Executive under any of the provisions of this Agreement, nor shall the amount of any payment hereunder be reduced by any compensation earned as result of Executive's employment by another employer, except that any continued welfare benefits provided for by Section 6.2 shall not duplicate any benefits that are provided to Executive and his family by such other employer and shall be secondary to any coverage provided by such other employer.

10.2 Legal Fees:  Late Payments.

     (a) All reasonable costs and expenses (including fees and disbursements of counsel) incurred by Executive in negotiating the terms and conditions of this Agreement shall be promptly paid on behalf of, or reimbursed to, Executive by the Company.

     (b) If Executive incurs legal or other fees and expenses in an effort to secure or preserve or establish entitlement to compensation and benefits under this Agreement, the Company shall, regardless of the outcome of such effort, reimburse Executive for such fees and expenses and shall pay Executive a Tax Gross-Up Payment in respect of the Taxes incurred by Executive with respect to such reimbursement of fees and expenses. The Company shall reimburse Executive for such fees and expenses on a monthly basis within 10 days after his request for reimbursement accompanied by evidence that the fees and expenses were incurred. If Executive does not prevail (after exhaustion of all available judicial remedies) in respect of a claim by Executive or by the Company hereunder, and the Company establishes before a court of competent jurisdiction, by clear and convincing evidence, that Executive had no reasonable basis for his claim hereunder, or for his response to the Company's claim hereunder, and acted in bad faith, no further reimbursement for legal fees and expenses shall be due to Executive in respect of such claim and Executive shall refund any amounts previously reimbursed hereunder with respect to such claim.

     (c) If the Company fails to pay any amount provided under this Agreement when due, the Company shall pay interest on such amount at a rate equal to (i) the highest rate of interest charged by the Company's principal lender plus 200 basis points, or (ii) in the absence of such a lender, 300 basis points over the prime commercial lending rate announced by Chase Bank of Texas, N.A. on the date such amount is due or, if no such rate shall be announced on such date, the immediately prior date on which Chase Bank of Texas, N.A. announced such a rate; provided, however, that if the interest rate determined in accordance with this Section exceeds the highest legally-permissible interest rate, then the interest rate shall the highest legally-permissible interest rate.

10.3 Beneficiary. If Executive dies prior to receiving all of the amounts payable to him in accordance with the terms of this Agreement, such amounts shall be paid to one or more beneficiaries (each, a "Beneficiary") designated by Executive in writing to the Company during his lifetime, or if no such Beneficiary is designated, to Executive's estate. Such payments shall be made in a lump sum to the extent so payable and, to the extent not payable in a lump sum, in accordance with the terms of this Agreement. Executive, without the consent of any prior Beneficiary, may change his designation of Beneficiary or Beneficiaries at any time or from time to time by a submitting to the Company a new designation in writing.

10.4 Assignment; Successors. The Company may not assign its rights and obligations under this Agreement without the prior written consent of Executive except to a successor of the Company's business which expressly assumes the Company's obligations hereunder in writing. This Agreement shall be binding upon and inure to the benefit of Executive, his estate and Beneficiaries, the Company and the successors and permitted assigns of the Company.

10.5 Nonalienation. Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, prior to actually being received by Executive or a Beneficiary, as applicable, and any such attempt to dispose of any right to benefits payable hereunder shall be void.

10.6 Severability. If one or more parts of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not invalidate any part of this Agreement not declared to be unlawful or invalid. Any part so declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of such part to the fullest extent possible while remaining lawful and valid.

10.7 Captions. The names of the Articles and Sections of this Agreement are for convenience of reference only and do not constitute a part hereof.

10.8 Amendment; Waiver. This Agreement shall not be amended or modified except by written instrument executed by the Company and Executive. A waiver of any term, covenant or condition contained in this Agreement shall not be deemed a waiver of any other term, covenant or condition, and any waiver of any default in any such term, covenant or condition shall not be deemed a waiver of any later default thereof.

10.9 Notices. All notices hereunder shall be in writing and delivered by hand, by nationally-recognized delivery service that guarantees overnight delivery, or by first- class, registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

      If to the Company, to:             The Coastal Corporation
                                         9 Greenway Plaza
                                         Houston, Texas 77046
                                         Attention: Corporate Secretary

      If to Executive, to:               David A. Arledge
                                         3211 Robinson Road
                                         Missouri City, Texas 77459

Either party may from time to time designate a new address by notice given in accordance with this Section . Notice shall be effective when actually received by the addressee.

10.10 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

10.11 Entire Agreement. This Agreement forms the entire agreement between the parties hereto with respect to the subject matter contained in this Agreement and, except as otherwise provided herein, shall supersede all prior agreements, promises and representations regarding employment, compensation, severance or other payments contingent upon termination of employment, whether in writing or otherwise.

10.12 Applicable Law. This Agreement shall be interpreted and construed in accordance with the laws of the State of Texas, without regard to its choice of law principles.

10.13 Survival of Executive's Rights. All of Executive's rights hereunder, including his rights to compensation and benefits, and his obligations under Section 9.1 hereof, shall survive the termination of Executive's employment and/or the termination of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

ATTEST:                                         THE COASTAL CORPORATION
(Seal)



__________________________________          By: ______________________________
Austin M. O'Toole                               Coby C. Hesse
Senior Vice President and Secretary             Executive Vice President






                                                ------------------------------
                                                David A. Arledge
                                                Executive

                                                                   Exhibit 10.21


            FORM OF EMPLOYMENT AGREEMENT FOR AN EMPLOYMENT AGREEMENT

                                     between

                               [each of Coby C. Hesse and
                                Gene T. Waguespack]

                                       and

                             THE COASTAL CORPORATION

                              EMPLOYMENT AGREEMENT


EMPLOYMENT AGREEMENT dated as of January [ ], 2000 (the "Agreement") between The Coastal Corporation, a Delaware corporation ("Company"), and [ ] ("Executive").

WHEREAS, the Company desires to employ Executive upon the terms and subject to the conditions set forth herein; and

WHEREAS, the Company and Executive intend that the Agreement be void ab initio and of no force and effect if neither the transaction contemplated by the [Agreement and Plan of Merger, dated as of _____, by and between _____] (the "Merger Agree ment"), nor any Change of Control resulting from the Company's pursuit of the Transaction (either such transaction, the "Transaction"), is consummated;

NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein, the Company and Executive hereby agree as follows:


                                    ARTICLE 1
                                   DEFINITIONS

The terms set forth below have the following meanings (such meanings to be applicable to both the singular and plural forms, except where otherwise expressly indicated):

1.1 "Accrued Annual Bonus" means the amount of any Annual Bonus earned but not yet paid with respect to the Year ended prior to the Date of Termination.

1.2 "Accrued Base Salary" means the amount of Executive's Base Salary which is accrued but not yet paid as of the Date of Termination.

1.3 "Affiliate" means any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, the Company. For the purposes of this definition, the term "control" when used with respect to any Person means the power to direct or cause the direction of management or policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise.

1.4    "Agreement" - see the recitals to this Agreement.

1.5 "Agreement Date" means the date that is specified in the recitals to this Agreement.

1.6    "Annual Bonus" - see Section 4.2(a).

1.7 "Annualized Total Compensation" means, as of any date, the sum of Executive's (i) Base Salary as of such date and (ii)Target Annual Bonus (in no event shall such Target Annual Bonus be less than the most recently awarded Annual Bonus) applicable to the Year that includes such date.

1.8    "Base Salary" - see Section 4.1.

1.9    "Beneficiary" - see Section 10.3.

1.10   "Board" means the Board of Directors of the Company.

1.11   (a)   "Cause" means any of the following:

       (i) Executive's conviction of a felony or of a misdemeanor involving fraud, dishonesty or moral turpitude, or

       (ii) Executive's willful or intentional material breach of this Agreement that results in financial detriment that is material to the Company and its Affiliates taken as a whole.

For purposes of clause (ii) of the preceding sentence, Cause shall not include any one or more of the following:

             (A)  bad judgment,

             (B)  negligence,

             (C) any act or omission that Executive believed in good faith to have been in or not opposed to the interest of the Company

                  (without intent of Executive to gain therefrom, directly or indirectly, a profit to which he was not legally entitled), or

             (D) any act or omission of which any member of the Board who is not a party to such act or omission has had actual knowledge for at least 12 months.

       (b) With respect to a termination of employment occurring prior to a Change of Control, "Cause" also means:

             (i) the willful failure by Executive to substantially perform Executive's duties with the Company (other than any such failure resulting from Executive's incapacity due to physical or mental illness) or

             (ii) the willful engaging by Executive in conduct which is demon strably and materially injurious to the Company or its subsidiaries, monetarily or otherwise.

1.12   "Change of Control" means any of the following events:

       (a) any person or group (as such terms are used in Rule 13d-5 under the Exchange Act and defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than a Subsidiary or any employee benefit plan (or any related trust) of the Company or a Subsidiary, becomes the beneficial owner of 15% or more of the Common Stock or of securities of the Company that are entitled to vote generally in the election of directors of the Company ("Voting Securities") representing 15% or more of the combined voting power of all Voting Securities of the Company.

       (b) individuals who, as of the Agreement Date, constitute the Board (the "Incumbent Directors") cease for any reason to constitute a majority of the members of the Board; provided that any individual who becomes a director after the Agreement Date whose election or nomination for election by the Company's shareholders was approved by a majority of the members of the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened "election contest" relating to the election of the directors of the Company (as such terms are used in Rule 14a-1 1 under the Exchange Act), "tender offer" (as such term is used in Section 14(d) of the Exchange Act) or a proposed Merger (as defined below)) shall be deemed to be members of the Incumbent Board; or

       (c) approval by the stockholders of the Company of either of the following:

             (i) a merger, reorganization, consolidation or similar transaction (any of the foregoing, a "Merger") as a result of which the Persons who were the respective beneficial owners of the outstanding Common Stock and Voting Securities of the Company immediately before such Merger are not expected to beneficially own, immediately after such Merger, directly or indirectly, more than 60% of, respectively, the common stock and the combined voting power of the Voting Securities of the corporation resulting from such Merger in substantially the same proportions as immediately before such Merger, or

             (ii) a plan of liquidation of the Company or a plan or agreement for the sale or other disposition of all or substantially all of the assets of the Company.

Notwithstanding the foregoing, there shall not be a Change of Control if, in advance of such event, Executive agrees in writing that such event shall not constitute a Change of Control.

1.13 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

1.14 "Committee" means the Compensation and Executive Development Committee of the Board.

1.15 "Common Stock" means the common stock and Class A common stock of the Company

1.16   "Company" - see the recitals to this Agreement.

1.17 "Date of Termination" means the effective date of a Termination of Employment for any reason, including death or Disability, whether by either of the Company or by Executive.

1.18 "Disability" means a mental or physical condition which, in the opinion of the Board, renders Executive unable or incompetent to carry out the material job responsibilities which such Executive held or the material duties to which Executive was assigned at the time the disability was incurred, which has existed for at least three months, and which in the opinion of a physician mutually agreed upon by the Company and Executive (provided that neither party shall unreasonably withhold this agreement) is expected to be perma nent or to last for an indefinite duration or a duration in excess of six months.

1.19   "Employment Period" see Section 3.1.

1.20   "Exchange Act" means the Securities Exchange Act of 1934.

1.21   "Executive"- see the recitals to this Agreement.

1.22   [Intentionally omitted.]

1.23 "Good Reason" means the occurrence of any one or more of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason:

       (a)   any material breach of this Agreement by the Company, including:

             (i) the failure of the Company to comply with the provisions of Articles II, III, IV, V, VI or VII of this Agreement;

             (ii) any material adverse change in the status, responsibilities or perquisites of Executive;

             (iii) any material adverse change in Executive's title; or

             (iv) assignment of duties materially inconsistent with his position and duties described in this Agreement,

       (b) the failure of the Company to assign this Agreement to a successor to the Company or failure of a successor to the Company to explicitly assume and agree to be bound by this Agreement,

       (c) requiring Executive to be principally based at any office or location more than 25 miles from the current offices of the Company in Houston, Texas, or

       (d)   the delivery to Executive of a Notice of Consideration pursuant to
             Section 8.1 (b) if, within a period of 90 days thereafter, the Board fails for any reason to terminate Executive for Cause in compliance with all of the substantive and procedural requirements of Section 8.1.

Any reasonable determination by Executive that any of the foregoing events has occurred and constitutes Good Reason shall be conclusive and binding for all purposes.

1.24   "Including" means including without limitation.

1.25   "Notice of Consideration" - see Section 8.1 (b).

1.26   [Intentionally omitted.]

1.27 "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government instrumentality, division, agency, body or department.

1.28 "Prorata Annual Bonus" means (a) the product of the amount of the Target Annual Bonus to which Executive would have been entitled if he had been employed by the Company on the last day of the Year that includes the Date of Termination and if Executive had achieved his Target Annual Goals for such Year, multiplied by (b) a fraction of which the numerator is the numbers of days which have elapsed in such Year through the Date of Termination and the denominator is 365.

1.29   "Replacement Pension Plan" - see Section 7.1.

1.30 "Severance Payment" means the payment of a multiple of Executive's Annualized Total Compensation pursuant to Section 8.3(b) or Section 8.4, as applicable.

1.31   "Severance Period" means 2.99 years.

1.32 "Subsidiary" means, with respect to any Person, (a) any corporation of which more than 50% of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by such Person, and (b) any partnership in which such Person has a direct or indirect interest (whether in the form of voting or participation in profits or capital contribution) of more than 50%.

1.33   "Target Annual Bonus" - see Section 4.2.

1.34   "Target Annual Goal" - see Section 4.2.

1.35 "Termination For Good Reason" means a Termination of Employment by Executive for a Good Reason.

1.36 "Termination of Employment" means a termination by the Company or by Executive of Executive's employment by the Company.

1.37 "Termination Without Cause" means a Termination of Employment by the Company for any reason other than Cause or Executive's death or Disability.

1.38   "Year" means a calendar year period ending on December 31.


                                    ARTICLE 2
                                     DUTIES

2.1 Duties. The Company shall employ Executive during the Employment Period in the position(s) which Executive holds on the Agreement Date. During the Employment Period, Executive shall perform the duties properly assigned to him hereunder, shall devote substantially all of his business time, attention and effort to the affairs of the Company and shall use his reasonable best efforts to promote the interests of the Company. During the Employment Period, and excluding any periods of disability, vacation, or sick leave to which Executive is entitled, Executive agrees to devote his full attention and time to the business and affairs of the Company.

2.2 Other Activities. Executive may serve on corporate, civic or charitable boards or committees, deliver lectures, fulfill speaking engagements, teach at educational institutions, or manage personal investments; provided that such activities do not individually or in the aggregate significantly interfere with the performance of his duties under this Agreement.

                                    ARTICLE 3
                                EMPLOYMENT PERIOD

3.1 Employment Period. Subject to the termination provisions hereinafter provided, the term of Executive's employment under this Agreement (the "Employment Period") shall begin on the Agreement Date and end on the third anniversary of the date of consummation of the Transaction. The employment of Executive by the Company shall not be terminated other than in accordance with Article VIII. Notwithstanding the foregoing, the Agree ment shall be void ab initio and of no force and effect if the Merger Agree ment is terminated in accordance with its terms and if any Transaction other than the Transaction contemplated by the Merger Agreement is not consum mated within six months of the termination of the Merger Agreement in accordance with its terms.

                                    ARTICLE 4
                                  COMPENSATION

4.1 Salary. The Company shall pay Executive in accordance with its normal payroll practices (but not less frequently than monthly) an annual salary at a rate no less favorable than the rate in effect on the Agreement Date ("Base Salary"). During the Employment Period, the Base Salary shall be reviewed at least annually by the Committee after consultation with Executive and may from time to time be increased as determined by the Committee. Effective as of the date of any such increase the Base Salary as so increased shall be considered the new Base Salary for all purposes of this Agreement and may not thereafter be reduced. Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement.

4.2    Annual Bonus.

       (a) The Company shall pay to Executive an annual cash bonus ("Annual Bonus") in accordance with the terms hereof for each Year which begins during the Employment Period. Executive shall be eligible for an Annual Bonus pursuant to the Executive Bonus Program of the Company administered by the Committee.

       (b) The Company performance goals are determined annually by the Company. These performance goals are expressed as target performance ("Target Annual Goal"). The level of bonus awarded to the Executive pursuant to the Executive Bonus Program shall be determined by the Committee and will vary based upon the level of Company performance with the target bonus award for attainment of Target Annual Goals (the "Target Annual Bonus").

       (c) In the event that it is necessary to determine the bonus due the Executive for less than a full year, then if the bonus due pursuant to terms of this Agreement is the Target Annual Bonus, the Executive shall be entitled to a bonus equal to the Target Annual Bonus amount pursuant to the Executive Bonus Program of the Company for the preceding Year had the Target Annual Goal been met, regardless of whether such Target Annual Goal was met. In no event shall such Target Annual Bonus be less than the most recently awarded Annual Bonus. The bonus calculated pursuant to this
             Section 4.2(c) shall be prorated for the portion of the year for which such bonus is due. The Committee may increase this amount in its discretion.

       (d) The Company shall pay the entire Annual Bonus that is payable with respect to a Year in a lump-sum cash payment as soon as practicable after the Committee can determine whether and the degree to which Target Annual Goal has been achieved following the close of such Year. Any such Annual Bonus shall in any event be paid within 120 days after the end of the Year.

                                    ARTICLE 5
                            STOCK OPTIONS AND GRANTS

5.1 Participation. The Executive shall be eligible to participate in stock option plans and similar programs offered by the Company to its key employees.

5.2 Terms and Conditions of Options. The terms and conditions of the programs discussed in Section 5.1 shall be established by the provisions of such programs.

                                    ARTICLE 6
                                 OTHER BENEFITS

6.1 Incentive, Savings and Retirement Plans. In addition to Base Salary and an Annual Bonus, Executive shall be entitled to participate during the Employ ment Period in all incentive, savings and (except as otherwise provided in Section 7.3) retirement plans, practices, policies and programs that are from time to time applicable to other senior executives of the Company.

6.2 Welfare Benefits. During the Employment Period, Executive and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company (including medical, prescription, dental, disability, salary continuance, employee life, group life, dependent life, accidental death and travel accident insurance plans and programs) applicable to other senior executives of the Company. After Termination of Employ ment by reason of a Termination Without Cause or a Termination for Good Reason, the Executive and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices and programs provided by the Company (including medical, prescription and life insurance plans and programs) applicable to other former employees including former senior executives of the Company who retire from the Company at the time of Termination of Employment of the Executive (or if earlier, at the time of a Change of Control) provided that the requirements for the retiree medical program (medical and prescription coverage) and participant contributions for such coverage shall be modified as follows: (a) the requirement to immediately receive monthly retirement income from a pension plan maintained by the Company shall be met if the Executive begins immediately to receive such payments from The Coastal Corporation Replacement Pension Plan and (b) the contribution rate for the Executive and/or his family, as the case may be, for coverage shall be calculated based upon years of service credited for purposes of determining the benefit due from The Coastal Corporation Replacement Pension Plan.

6.3 Fringe Benefits. During the Employment Period, Executive shall be entitled to all fringe benefits that are from time to time available to other senior executives of the Company.

6.4 Vacation. During the Employment Period, Executive shall be entitled to paid vacation time in accordance with the plans, practices, policies, and programs applicable to other senior executives of the Company.

6.5 Expenses. During the Employment Period, Executive shall be entitled to receive prompt reimbursement for all reasonable employment-related expenses incurred by Executive upon the receipt by the Company of accounting in accordance with practices, policies and procedures applicable to other senior executives of the Company.

6.6 Office; Support Staff. During the Employment Period, Executive shall be entitled to an office or offices of a size and with furnishings and other ap pointments, and to personal secretarial and other assistance, appropriate to his position and duties under this Agreement.


                                    ARTICLE 7
                         SUPPLEMENTAL RETIREMENT BENEFIT

7.1 Supplemental Retirement Benefit. Executive shall be entitled to a nonqualified supplemental retirement benefit pursuant to The Coastal Corporation Replacement Pension Plan (the "Replacement Pension Plan") provided, however, that the method used to calculate the benefit due the Executive shall be modified as stated in Section 7.2 of this Agreement for determining benefits under the Replacement Pension Plan in the event of a Termination of Employment by reason of his death or Disability, a Termination Without Cause, or a Termination for Good Reason.

7.2    Replacement Pension Plan Benefit Modification.  For purposes of Section
       7.1 of this Agreement, the benefit calculation method and the age at which benefit payments may begin under the Replacement Pension Plan shall be modified as follows: (a) the Basic Compensation (as defined in the Replace ment Pension Plan) used to determine the five year average for purposes of determining Final Average Earnings (as defined in the Replacement Pension Plan) shall be (i) Base Salary (as defined in this Agreement) in effect on the Date of Termination (reduced, if necessary, to comply with the Replacement Pension Plan limitation of $500,000 as indexed) for 3 of the 5 years, and (ii) Base Salary (as defined in this Agreement) in effect for the two calendar years preceding the Date of Termination (reduced, if necessary, to comply with the Replacement Pension Plan limitation of $500,000 as indexed);

       provided, however, that if one of such two years is 1998, then Basic Compensation (as defined in the Replacement Pension Plan) shall be used in lieu of Base Salary for such year; and provided, further, that if one of such 2 years is 1997, then Basic Compensation (as defined in the Replacement Pension Plan and modified to insert $500,000 in lieu of $160,000) shall be used in lieu of Base Salary for such year; (b) Years of Service (as defined in the Replacement Pension Plan) shall be increased to include the Severance Period (as defined in this Agreement); and (c) the age of the Executive shall be equal to the sum of his actual age and the Severance Period (as defined in this Agreement).

7.3 Other Supplemental Retirement Benefits. Executive shall not participate in, or be entitled to benefits under, any other supplemental defined benefit retirement plans of the Company which are not qualified under
       Section 401 (a) of the Code, except as otherwise provided in writing by the Company.

                                    ARTICLE 8
                              TERMINATION BENEFITS

8.1    Termination for Cause or Other Than for Good Reason etc.

       (a) If the Company terminates Executive's employment for Cause or Executive terminates his employment other than for Good Reason, death or Disability, the Company shall pay to Executive immediately after the Date of Termination an amount equal to the sum of Executive's Accrued Base Salary and Accrued Annual Bonus, and Executive shall not be entitled to receive any Severance Payment.

       (b) Upon and following the occurrence of a Change of Control, the Company may not terminate Executive's employment for Cause unless:

             (i) no fewer than 60 days prior to the Date of Termination, the Company provides Executive with written notice (the "Notice of Consideration") of its intent to consider termination of Executive's employment for Cause, including a detailed description of the specific reasons which form the basis for such consideration;

             (ii) for a period of not less than 30 days after the date Notice of Consideration is provided, Executive shall have the opportu-nity to appear before the Board, with or without legal representation, at Executive's election, to present arguments and evidence on his own behalf; and

             (iii) following the presentation to the Board as provided in (ii)
                   above or Executive's failure to appear before the Board and date and time specified in the Notice of Consideration
                   (which date shall not be less than 30 days after the date the Notice of Consideration is provided), Executive may be terminated for Cause only if (x) the Board, by the affirmative vote of all of its members (excluding Executive if he is a member of the Board, and any other member of the Board reasonably believed by the Board to be involved in the events leading the Board to terminate Executive for Cause), determines that the actions or inactions of Executive specified in the Notice of Termination occurred, that such actions or inactions constitute Cause, and that Executive's employment should accordingly be terminated for Cause; and
                   (y) the Board provides Executive with a written determination (a "Notice of Termination for Cause") setting forth in specific detail the basis of such Termination of Employment, which Notice of Termination for Cause shall be consistent with the reasons set forth in the Notice of Consideration.

Unless the Company establishes both (i) its full compliance with the substantive and procedural requirements of this Section 8.1 prior to a Termination of Employment for Cause, and (ii) that Executive's action or inaction specified in the Notice of Termination for Cause did occur and constituted Cause, any Termination of Employment shall be deemed a Termination Without Cause for all purposes of this Agreement.

       (c) With respect to a termination of employment upon or following a Change of Control, after providing a Notice of Consideration pursuant to the provisions of Section 8.1 (b), the Board may, by the affirmative vote of all of its members (excluding for this purpose Executive if he is a member of the Board, and any other member of the Board reasonably believed by the Board to be involved in the events issuing the Notice of Consideration), suspend Executive with pay until a final determination pursuant to such Section 8.1(b) has been made.

8.2 Termination for Death or Disability. If Executive's employment terminates during the Employment Period due to his death or Disability, the Company shall pay to Executive or his Beneficiaries, as the case may be, immediately after the Date of Termination an amount which is equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus and Prorata Annual Bonus.

8.3 Termination Without Cause or for Good Reason. In the event of a Termination Without Cause or a Termination for Good Reason, Executive shall receive the following:

       (a) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus and Prorata Annual Bonus;

        (b) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the product of 2.99 multiplied by Executive's Annualized Total Compensation;

        (c) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the total amount (if any) of Executive's unvested benefits (excluding equity and equity-based benefits) under any plan or program sponsored by the Company which is forfeited on account of Executive's employment being terminated; and

       (d) the continuation of the benefits (or, if such benefits are not available, the after-tax economic equivalent thereof) specified in Sections 6.1, 6.2 and 6.3, at the level provided to other senior executives of the Company, for the entire duration of the Severance Period or, at the election of Executive, an immediate lump-sum cash payment equal to the value of such benefits; provided that with respect to any benefit to be provided on an insured basis, such value shall be the present value of the premiums expected to be paid for such coverage, and with respect to other benefits, such value shall be the present value of the expected net cost to the Company of providing such benefits.

8.4 Other Termination Benefits. In addition to any amounts or benefits payable upon a Termination of Employment hereunder, Executive shall, except as otherwise specifically provided herein, be entitled to any payments or benefits provided hereunder or under the terms of any plan, policy or program of the Company or as otherwise required by applicable law.

                                    ARTICLE 9
                              RESTRICTIVE COVENANTS

9.1    Non-Solicitation of Employees:  Confidentiality, Non-Competition.

       (a) Executive covenants and agrees that, at no time during the period employed pursuant to this Agreement nor during the one-year period immediately following a Termination of Employment by the Company for Cause or by Executive other than for Good Reason, death or Disability, will Executive:

             (i) directly or indirectly employ or seek to employ any person employed at that time by the Company or any of its Subsidiaries or otherwise encourage or entice any such person to leave such employment;

             (ii) become employed by, enter into a consulting arrangement with or otherwise agree to perform personal services for a Competitor (as defined in Section 9.1 (b));

             (iii) acquire an ownership interest in a Competitor, or

             (iv) solicit any customers or vendors of the Company on behalf of or for the benefit of a Competitor.

       (b) For purposes of this Section, "Competitor" means any Person which sells goods or services which are directly competitive with those sold by a business that (i) is being conducted by the Company or any Subsidiary at the time in question and (ii) was being conducted at the Date of Termination and, for the Company's most recently-completed fiscal year, contributed more than 10% of the Company's consolidated revenues. Notwithstanding anything to the contrary in this Section, goods or services shall not be deemed to be competitive with those of the Company (A) solely as a result of Executive being employed by or otherwise associated with a business of which a unit is in competition with the Company or any Subsidiary but as to which unit Executive does not have direct or indirect responsibilities for the products or services involved or (B) if the activity contributes less than 10% of the consolidated revenues for the most recently-completed fiscal year of the business by which Executive is employed or with which he is otherwise associated.

       (c) Executive covenants and agrees that at no time during the Employment Period nor at any time following any Termination of Employment will Executive communicate, furnish, divulge or disclose in any manner to any Person any Confidential Information (as defined in Section 9.1 (d)) without the prior express written consent of the Company. After a Termination of Employment, Executive shall not, without the prior written consent of the Company, or as may otherwise be required by law or legal process, communicate or divulge such Confidential Information to anyone other than the Company and its designees.

       (d) For purposes of this Section, "Confidential Information" shall mean financial information about the Company, contract terms with vendors and suppliers, customer and supplier lists and data, trade secrets and such other competitively-sensitive information to which Executive has access as a result of his positions with the Company, except that Confidential Information shall not include any information which was or becomes generally available to the public (i) other than as a result of a wrongful disclosure by Executive, (ii) as a result of disclosure by Executive during the Employment Period which he reasonably and in good faith believes is required by the performance of his duties under this Agreement, or (iii) any information compelled to be disclosed by applicable law or administrative regulation; provided that Executive, to the extent not prohibited from doing so by applicable law or admin istrative regulation, shall give the Company written notice of the information to be so disclosed pursuant to clause (iii) of this sentence as far in advance of its disclosure as is practicable.

9.2 Injunction. Executive acknowledges that monetary damages will not be an adequate remedy for the Company in the event of a breach of this
       Article IX, and that it would be impossible for the Company to measure damages in the event of such a breach. Therefore, Executive agrees that, in addition to other rights that the Company may have, the Company is entitled to an injunction preventing Executive from any breach of this Article IX.

                                   ARTICLE 10
                                  MISCELLANEOUS

10.1 Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including set-off, counterclaim, recoup ment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take any Other action to mitigate the amounts payable to Executive under any of the provisions of this Agreement, nor shall the amount of any payment hereunder be reduced by any compensation earned as result of Executive's employment by another employer, except that any continued welfare benefits provided for by Section 6.2 shall not duplicate any benefits that are provided to Executive and his family by such other employer and shall be secondary to any coverage provided by such other employer.

10.2   Legal Fees: Late Payments.

       (a) All reasonable costs and expenses (including fees and disbursements of counsel) incurred by Executive in negotiating the terms and conditions of this Agreement shall be promptly paid on behalf of, or reimbursed to, Executive by the Company.

       (b) If Executive incurs legal or other fees and expenses in an effort to secure or preserve or establish entitlement to compensation and benefits under this Agreement, the Company shall, regardless of the outcome of such effort, reimburse Executive for such fees and ex penses. The Company shall reimburse Executive for such fees and expenses on a monthly basis within 10 days after his request for reimbursement accompanied by evidence that the fees and expenses were incurred. If Executive does not prevail (after exhaustion of all available judicial remedies) in respect of a claim by Executive or by the Company hereunder, and the Company establishes before a court of competent jurisdiction, by clear and convincing evidence, that Executive had no reasonable basis for his claim hereunder, or for his response to the Company's claim hereunder, and acted in bad faith, no further reimbursement for legal fees and expenses shall be due to Executive in respect of such claim and Executive shall refund any amounts previously reimbursed hereunder with respect to such claim.

       (c) If the Company fails to pay any amount provided under this Agreement when due, the Company shall pay interest on such amount at a rate equal to (i) the highest rate of interest charged by the Company's principal lender plus 200 basis points, or (ii) in the absence of such a lender, 300 basis points over the prime commercial lending rate announced by Chase Bank of Texas, N.A. on the date such amount is due or, if no such rate shall be announced on such date, the immediately prior date on which Chase Bank of Texas, N.A. announced such a rate; provided, however, that if the interest rate determined in accordance with this Section exceeds the highest legally permissible interest rate, then the interest rate shall the highest legally permissible interest rate.

10.3 Beneficiary. If Executive dies prior to receiving all of the amounts payable to him in accordance with the terms of this Agreement, such amounts shall be paid to one or more beneficiaries (each, a "Beneficiary") designated by Executive in writing to the Company during his lifetime, or if no such Beneficiary is designated, to Executive's estate. Such payments shall be made in a lump sum to the extent so payable and, to the extent not payable in a lump sum, in accordance with the terms of this Agreement. Executive, without the consent of any prior Beneficiary, may change his designation of Beneficiary or Beneficiaries at any time or from time to time by a submitting to the Company a new designation in writing.

10.4 Assignment; Successors. The Company may not assign its rights and obligations under this Agreement without the prior written consent of Executive except to a successor of the Company's business which expressly assumes the Company's obligations hereunder in writing. This Agreement shall be binding upon and inure to the benefit of Executive, his estate and Beneficiaries, the Company and the successors and permitted assigns of the Company.

10.5 Nonalienation. Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, prior to actually being received by Executive or a Beneficiary, as applicable, and any such attempt to dispose of any right to benefits payable hereunder shall be void.

10.6 Severability. If one or more parts of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not invalidate any part of this Agreement not declared to be unlawful or invalid. Any part so declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of such part to the fullest extent possible while remaining lawful and valid.

10.7 Captions. The names of the Articles and Sections of this Agreement are for convenience of reference only and do not constitute a part hereof.

10.8 Amendment; Waiver. This Agreement shall not be amended or modified except by written instrument executed by the Company and Executive. A waiver of any term, covenant or condition contained in this Agreement shall not be deemed a waiver of any other term, covenant or condition, and any waiver of any default in any such term, covenant or condition shall not be deemed a waiver of any later default thereof.

10.9 Notices. All notices hereunder shall be in writing and delivered by hand, by nationally-recognized delivery service that guarantees overnight delivery, or by first-class, registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

       If to the Company, to:         The Coastal Corporation
                                      9 Greenway Plaza
                                      Houston, Texas 77046
                                      Attention: Corporate Secretary

and if to Executive, to the most recent address furnished by Executive to the Com pany. Either party may from time to time designate a new address by notice given in accordance with this Section. Notice shall be effective when actually received by the addressee.

10.10 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

10.11 Entire Agreement. This Agreement forms the entire agreement between the parties hereto with respect to the subject matter contained in this Agreement and, except as otherwise provided herein, shall supersede all prior agree ments, promises and representations regarding employment, compensation, severance or other payments contingent upon termination of employment, whether in writing or otherwise.

10.12 Applicable Law. This Agreement shall be interpreted and construed in accordance with the laws of the State of Texas, without regard to its choice of law principles.

10.13 Survival of Executive's Rights. All of Executive's rights hereunder, including his rights to compensation and benefits, and his obligations under Section 9.1 hereof, shall survive the termination of Executive's employment and/or the termination of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement on ________, 2000.


ATTEST :                                       THE COASTAL CORPORATION
 (Seal)


                                               By:
--------------------------------               --------------------------------
Name:                                          Name:
Position:                                      Position:



                                               --------------------------------
                                               Executive

                                                                  Exhibit 10.22

             FORM OF EMPLOYMENT AGREEMENT FOR AN EMPOYMENT AGREEMENT

                                     between

                                 [each of James A. King,
                                  Jeffrey A. Connelly,
                                  Carl A. Corrallo,
                                  Rodney D. Erskine,
                                  Donald H. Gullquist,
                                  Dan J. Hill,
                                  Austin M. O'Toole,
                                  Keith O. Rattie,
                                  James L. Van Lanen and
                                  Thomas M. Wade]

                                       and

                             THE COASTAL CORPORATION

                              EMPLOYMENT AGREEMENT


EMPLOYMENT AGREEMENT dated as of the Agreement Date (the "Agreement") between The Coastal Corporation, a Delaware corporation ("Company"), and [ ] ("Executive").

WHEREAS, the Company desires to employ Executive upon the terms and subject to the conditions set forth herein; and

NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein, the Company and Executive hereby agree as follows:


                                    ARTICLE 1
                                   DEFINITIONS

The terms set forth below have the following meanings (such meanings to be applicable to both the singular and plural forms, except where otherwise expressly indicated):

1.1 "Accrued Annual Bonus" means the amount of any Annual Bonus earned but not yet paid with respect to the Year ended prior to the Date of Termination.

1.2 "Accrued Base Salary" means the amount of Executive's Base Salary which is accrued but not yet paid as of the Date of Termination.

1.3 "Affiliate" means any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, the Company. For the purposes of this definition, the term "control" when used with respect to any Person means the power to direct or cause the direction of management or policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise.

1.4   "Agreement" - see the recitals to this Agreement.

1.5 "Agreement Date" means the date on which occurs the consummation of the transaction contemplated by the [Agreement and Plan of Merger, dated as of

      ____, by and between _____], or any Change of Control resulting from the Company's pursuit of such transaction (either such transaction, the "Transaction").

1.6   "Annual Bonus" - see Section 4.2(a).

1.7 "Annualized Total Compensation" means, as of any date, the sum of Execu-tive's (i) Base Salary as of such date and (ii)Target Annual Bonus (in no event shall such Target Annual Bonus be less than the most recently awarded Annual Bonus) applicable to the Year that includes such date.

1.8   "Base Salary" - see Section 4.1.

1.9   "Beneficiary" - see Section 10.3.

1.10  "Board" means the Board of Directors of the Company.

1.11  "Cause" means any of the following:

      (a) Executive's conviction of a felony or of a misdemeanor involving fraud, dishonesty or moral turpitude, or

      (b) Executive's willful or intentional material breach of this Agreement that results in financial detriment that is material to the Company and its Affiliates taken as a whole.

For purposes of clause (b) of the preceding sentence, Cause shall not include any one or more of the following:

           (i)   bad judgment,

           (b)   negligence,

           (c) any act or omission that Executive believed in good faith to have been in or not opposed to the interest of the Company (without intent of Executive to gain therefrom, directly or indirectly, a profit to which he was not legally entitled), or

           (d) any act or omission of which any member of the Board who is not a party to such act or omission has had actual knowledge for at least 12 months.

1.12  "Change of Control" means any of the following events:

      (a) any person or group (as such terms are used in Rule 13d-5 under the Exchange Act and defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than a Subsidiary or any employee benefit plan (or any related trust) of the Company or a Subsidiary, becomes the beneficial owner of 15% or more of the Common Stock or of securi ties of the Company that are entitled to vote generally in the election of directors of the Company ("Voting Securities") representing 15% or more of the combined voting power of all Voting Securities of the Company.

      (b) individuals who, as of the Agreement Date, constitute the Board (the "Incumbent Directors") cease for any reason to constitute a majority of the members of the Board; provided that any individual who becomes a director after the Agreement Date whose election or nomi nation for election by the Company's shareholders was approved by a majority of the members of the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened "election contest" relating to the election of the directors of the Company
           (as such terms are used in Rule 14a-1 1 under the Exchange Act), "tender offer" (as such term is used in Section 14(d) of the Exchange
           Act) or a proposed Merger (as defined below)) shall be deemed to be members of the Incumbent Board; or

      (c) approval by the stockholders of the Company of either of the follow-ing:

           (i) a merger, reorganization, consolidation or similar transaction (any of the foregoing, a "Merger") as a result of which the Persons who were the respective beneficial owners of the outstanding Common Stock and Voting Securities of the Company immediately before such Merger are not expected to beneficially own, immediately after such Merger, directly or indirectly, more than 60% of, respectively, the common stock and the combined voting power of the Voting Securities of the corporation resulting from such Merger in substantially the same proportions as immediately before such Merger, or

           (ii) a plan of liquidation of the Company or a plan or agreement for the sale or other disposition of all or substantially all of the assets of the Company.

Notwithstanding the foregoing, there shall not be a Change of Control if, in advance of such event, Executive agrees in writing that such event shall not constitute a Change of Control.

1.13 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

1.14 "Committee" means the Compensation and Executive Development Committee of the Board.

1.15 "Common Stock" means the common stock and Class A common stock of the Company

1.16   "Company" - see the recitals to this Agreement.

1.17 "Date of Termination" means the effective date of a Termination of Employment for any reason, including death or Disability, whether by either of the Company or by Executive.

1.18 "Disability" means a mental or physical condition which, in the opinion of the Board, renders Executive unable or incompetent to carry out the material job responsibilities which such Executive held or the material duties to which Executive was assigned at the time the disability was incurred, which has existed for at least three months, and which in the opinion of a physician mutually agreed upon by the Company and Executive (provided that neither party shall unreasonably withhold this agreement) is expected to be perma nent or to last for an indefinite duration or a duration in excess of six months.

1.19   "Employment Period" see Section 3.1.

1.20   "Exchange Act" means the Securities Exchange Act of 1934.

1.21   "Executive"- see the recitals to this Agreement.

1.22   [Intentionally omitted.]

1.23 "Good Reason" means the occurrence of any one or more of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason:

       (a)   any material breach of this Agreement by the Company, including:

             (i) the failure of the Company to comply with the provisions of Articles II, III, IV, V, VI or VII of this Agreement;

             (ii) any material adverse change in the status, responsibilities or perquisites of Executive;

             (iii)  any material adverse change in Executive's title; or

             (iv) assignment of duties materially inconsistent with his position and duties described in this Agreement,

       (b) the failure of the Company to assign this Agreement to a successor to the Company or failure of a successor to the Company to explicitly assume and agree to be bound by this Agreement,

       (c) requiring Executive to be principally based at any office or location more than 25 miles from the current offices of the Company in Hous ton, Texas, or

       (d) the delivery to Executive of a Notice of Consideration pursuant to Section 8.1 (b) if, within a period of 90 days thereafter, the Board fails for any reason to terminate Executive for Cause in compliance with all of the substantive and procedural requirements of Section 8.1.

Any reasonable determination by Executive that any of the foregoing events has occurred and constitutes Good Reason shall be conclusive and binding for all purposes.

1.24     "Including" means including without limitation.

1.25     "Notice of Consideration" - see Section 8.1 (b).

1.26   [Intentionally omitted.]

1.27 "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government instrumentality, division, agency, body or department.

1.28 "Prorata Annual Bonus" means (a) the product of the amount of the Target Annual Bonus to which Executive would have been entitled if he had been employed by the Company on the last day of the Year that includes the Date of Termination and if Executive had achieved his Target Annual Goals for such Year, multiplied by (b) a fraction of which the numerator is the numbers of days which have elapsed in such Year through the Date of Termination and the denominator is 365.

1.29   "Replacement Pension Plan" - see Section 7.1.

1.30 "Severance Payment" means the payment of a multiple of Executive's Annu alized Total Compensation pursuant to Section 8.3(b) or Section 8.4, as applicable.

1.31   "Severance Period" means 2.99 years.

1.32 "Subsidiary" means, with respect to any Person, (a) any corporation of which more than 50% of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by such Person, and (b) any partnership in which such Person has a direct or indirect interest (whether in the form of voting or participation in profits or capital contribu tion) of more than 50%.

1.33   "Target Annual Bonus" - see Section 4.2.

1.34   "Target Annual Goal" - see Section 4.2.

1.35 "Termination For Good Reason" means a Termination of Employment by Executive for a Good Reason.

1.36 "Termination of Employment" means a termination by the Company or by Executive of Executive's employment by the Company.

1.37 "Termination Without Cause" means a Termination of Employment by the Company for any reason other than Cause or Executive's death or Disability.

1.38   "Year" means a calendar year period ending on December 31.


                                    ARTICLE 2
                                     DUTIES

2.1 Duties. The Company shall employ Executive during the Employment Period in the position(s) which Executive holds on the Agreement Date. During the Employment Period, Executive shall perform the duties properly assigned to him hereunder, shall devote substantially all of his business time, attention and effort to the affairs of the Company and shall use his reasonable best efforts to promote the interests of the Company. During the Employment Period, and excluding any periods of disability, vacation, or sick leave to which Executive is entitled, Executive agrees to devote his full attention and time to the business and affairs of the Company.

2.2 Other Activities. Executive may serve on corporate, civic or charitable boards or committees, deliver lectures, fulfill speaking engagements, teach at educational institutions, or manage personal investments; provided that such activities do not individually or in the aggregate significantly interfere with the performance of his duties under this Agreement.


                                    ARTICLE 3
                                EMPLOYMENT PERIOD

3.1 Employment Period. Subject to the termination provisions hereinafter provided, the term of Executive's employment under this Agreement (the "Employment Period") shall begin immediately prior to the consummation of the Transaction on the Agreement Date and end on the second anniversary of the Agreement Date. The employment of Executive by the Company shall not be terminated other than in accordance with Article VIII.

                                    ARTICLE 4
                                  COMPENSATION

4.1 Salary. The Company shall pay Executive in accordance with its normal payroll practices (but not less frequently than monthly) an annual salary at a rate no less favorable than the rate in effect on the Agreement Date ("Base Salary"). During the Employment Period, the Base Salary shall be reviewed at least annually by the Committee after consultation with Executive and may from time to time be increased as determined by the Committee. Effective as of the date of any such increase the Base Salary as so increased shall be considered the new Base Salary for all purposes of this Agreement and may not thereafter be reduced. Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement.

4.2    Annual Bonus.

       (a) The Company shall pay to Executive an annual cash bonus ("Annual Bonus") in accordance with the terms hereof for each Year which begins during the Employment Period. Executive shall be eligible for an Annual Bonus pursuant to the Executive Bonus Program of the Company administered by the Committee.

       (b) The Company performance goals are determined annually by the Company. These performance goals are expressed as target performance ("Target Annual Goal"). The level of bonus awarded to the Executive pursuant to the Executive Bonus Program shall be determined by the Committee and will vary based upon the level of Company performance with the target bonus award for attainment of Target Annual Goals (the "Target Annual Bonus").

       (c) In the event that it is necessary to determine the bonus due the Executive for less than a full year, then if the bonus due pursuant to terms of this Agreement is the Target Annual Bonus, the Executive shall be entitled to a bonus equal to the Target Annual Bonus amount pursuant to the Executive Bonus Program of the Company for the preceding Year had the Target Annual Goal been met, regardless of whether such Target Annual Goal was met. In no event shall such Target Annual Bonus be less than the most recently awarded Annual Bonus. The bonus calculated pursuant to this
             Section 4.2(c) shall be prorated
             for the portion of the year for which such bonus is due. The Committee may increase this amount in its discretion.

       (d) The Company shall pay the entire Annual Bonus that is payable with respect to a Year in a lump-sum cash payment as soon as practicable after the Committee can determine whether and the degree to which Target Annual Goal has been achieved following the close of such Year. Any such Annual Bonus shall in any event be paid within 120 days after the end of the Year.

                                    ARTICLE 5
                            STOCK OPTIONS AND GRANTS

5.1 Participation. The Executive shall be eligible to participate in stock option plans and similar programs offered by the Company to its key employees.

5.2 Terms and Conditions of Options. The terms and conditions of the programs discussed in Section 5.1 shall be established by the provisions of such programs.

                                    ARTICLE 6
                                 OTHER BENEFITS

6.1 Incentive, Savings and Retirement Plans. In addition to Base Salary and an Annual Bonus, Executive shall be entitled to participate during the Employment Period in all incentive, savings and (except as otherwise provided in Section 7.3) retirement plans, practices, policies and programs that are from time to time applicable to other senior executives of the Company.

6.2 Welfare Benefits. During the Employment Period, Executive and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company (including medical, prescription, dental, disability, salary continuance, employee life, group life, dependent life, accidental death and travel accident insurance plans and programs) applicable to other senior executives of the Company. After Termination of Employment by reason of a Termination Without Cause or a Termination for Good Reason, the Executive and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices and programs provided by the Company (including medical, pre-scription and life insurance plans and programs) applicable to other former employees including former senior executives of the Company who retire from the Company at the time of Termination of Employment of the Executive (or if earlier, at the time of a Change of Control) provided that the requirements for the retiree medical program (medical and prescription coverage) and participant contributions for such coverage shall be modified as follows: (a) the requirement to immediately receive monthly retirement income from a pension plan maintained by the Company shall be met if the Executive begins immediately to receive such payments from The Coastal Corporation Replacement Pension Plan and (b) the contribution rate for the Executive and/or his family, as the case may be, for coverage shall be calculated based upon years of service credited for purposes of determining the benefit due from The Coastal Corporation Replacement Pension Plan.

6.3 Fringe Benefits. During the Employment Period, Executive shall be entitled to all fringe benefits that are from time to time available to other senior executives of the Company.

6.4 Vacation. During the Employment Period, Executive shall be entitled to paid vacation time in accordance with the plans, practices, policies, and programs applicable to other senior executives of the Company.

6.5 Expenses. During the Employment Period, Executive shall be entitled to receive prompt reimbursement for all reasonable employment-related ex-penses incurred by Executive upon the receipt by the Company of accounting in accordance with practices, policies and procedures applicable to other senior executives of the Company.

6.6 Office; Support Staff. During the Employment Period, Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, appropriate to his position and duties under this Agreement.


                                   ARTICLE 7
                         SUPPLEMENTAL RETIREMENT BENEFIT

7.1 Supplemental Retirement Benefit. Executive shall be entitled to a nonqualified supplemental retirement benefit pursuant to The Coastal Corpora-tion Replacement Pension Plan (the "Replacement Pension Plan") provided, however, that the method used to calculate the benefit due the Executive shall be modified as stated in Section 7.2 of this Agreement for deter-mining benefits under the Replacement Pension Plan in the event of a Termination of Employment by reason of his death or Disability, a Termination Without Cause, or a Termination for Good Reason.

7.2    Replacement Pension Plan Benefit Modification. For purposes of Section
       7.1 of this Agreement, the benefit calculation method and the age at which benefit payments may begin under the Replacement Pension Plan shall be modified as follows: (a) the Basic Compensation (as defined in the Replace ment Pension Plan) used to determine the five year average for purposes of determining Final Average Earnings (as defined in the Replacement Pension Plan) shall be (i) Base Salary (as defined in this Agreement) in effect on the Date of Termination (reduced, if necessary, to comply with the Replacement Pension Plan limitation of $500,000 as indexed) for 3 of the 5 years, and (ii) Base Salary (as defined in this Agreement) in effect for the two calendar years preceding the Date of Termination (reduced, if necessary, to comply with the Replacement Pension Plan limitation of $500,000 as indexed); provided, however, that if one of such two years is 1998, then Basic Compensation (as defined in the Replacement Pension Plan) shall be used in lieu of Base Salary for such year; and provided, further, that if one of such 2 years is 1997, then Basic Compensation (as defined in the Replacement Pension Plan and modified to insert $500,000 in lieu of $160,000) shall be used in lieu of Base Salary for such year; (b) Years of Service (as defined in the Replacement Pension Plan) shall be increased to include the Severance Period (as defined in this Agreement); and (c) the age of the Executive shall be equal to the sum of his actual age and the Severance Period (as defined in this Agreement).

7.3 Other Supplemental Retirement Benefits. Executive shall not participate in, or be entitled to benefits under, any other supplemental defined benefit retirement plans of the Company which are not qualified under
       Section 401 (a) of the Code, except as otherwise provided in writing by the Company.

                                    ARTICLE 8
                              TERMINATION BENEFITS

8.1    Termination for Cause or Other Than for Good Reason etc.

       (a) If the Company terminates Executive's employment for Cause or Executive terminates his employment other than for Good Reason, death or Disability, the Company shall pay to Executive immediately after the Date of Termination an amount equal to the sum of Executive's Accrued Base Salary and Accrued Annual Bonus, and Executive shall not be entitled to receive any Severance Payment.

      (b) The Company may not terminate Executive's employment for Cause unless:

             (i) no fewer than 60 days prior to the Date of Termination, the Company provides Executive with written notice (the "Notice of Consideration") of its intent to consider termination of Executive's employment for Cause, including a detailed de-scription of the specific reasons which form the basis for such consideration;

             (ii) for a period of not less than 30 days after the date Notice of Consideration is provided, Executive shall have the opportunity to appear before the Board, with or without legal representation, at Executive's election, to present arguments and evidence on his own behalf; and

             (iii) following the presentation to the Board as provided in (ii)
                   above or Executive's failure to appear before the Board and date and time specified in the Notice of Consideration (which date shall not be less than 30 days after the date the Notice of Consideration is provided), Executive may be terminated for Cause only if (x) the Board, by the affirmative vote of all of its members (excluding Executive if he is a member of the Board, and any other member of the Board reasonably believed by the Board to be involved in the events leading the Board to terminate Executive for Cause), determines that the actions or inactions of Executive specified in the Notice of Termination occurred, that such actions or inactions constitute Cause, and that Executive's employment should accordingly be terminated for Cause; and
                   (y) the Board provides Executive with a written determination (a "Notice of Termination for Cause") setting forth in specific detail the basis of such Termination of Employment, which Notice of Termination for Cause shall be consistent with the reasons set forth in the Notice of Consider ation.

Unless the Company establishes both (i) its full compliance with the substantive and procedural requirements of this Section 8.1 prior to a Termination of Employment for Cause, and (ii) that Executive's action or inaction specified in the Notice of Termination for Cause did occur and constituted Cause, any Termination of Employment shall be deemed a Termination Without Cause for all purposes of this Agreement.

       (c) After providing a Notice of Consideration pursuant to the provisions of Section 8.1 (b), the Board may, by the affirmative vote of all of its members (excluding for this purpose Executive if he is a member of the Board, and any other member of the Board reasonably believed by the Board to be involved in the events issuing the Notice of Consideration), suspend Executive with pay until a final determination pursuant to such Section 8.1(b) has been made.

8.2 Termination for Death or Disability. If Executive's employment terminates during the Employment Period due to his death or Disability, the Company shall pay to Executive or his Beneficiaries, as the case may be, immediately after the Date of Termination an amount which is equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus and Prorata Annual Bonus.

8.3 Termination Without Cause or for Good Reason. In the event of a Termina-tion Without Cause or a Termination for Good Reason, Executive shall receive the following:

       (a) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus and Prorata Annual Bonus;

       (b) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the product of 2.99 multiplied by Executive's Annualized Total Compensation;

       (c) immediately after the Date of Termination, a lump-sum amount in immediately available funds equal to the total amount (if any) of Executive's unvested benefits (excluding equity or equity-based benefits) under any plan or program sponsored by the Company which is forfeited on account of Executive's employment being terminated; and

       (d) the continuation of the benefits (or, if such benefits are not available, the after-tax economic equivalent thereof) specified in Sections 6.1, 6.2 and 6.3 at the level provided to other senior executives of the Company for the entire duration of the Severance Period or, at the election of Executive, an immediate lump-sum cash payment equal to the value of such benefits; provided that with respect to any benefit to be provided on an insured basis, such value shall be the present value of the premiums expected to be paid for such coverage, and with respect to other benefits, such value shall be the present value of the expected net cost to the Company of providing such benefits.

8.4 Other Termination Benefits. In addition to any amounts or benefits payable upon a Termination of Employment hereunder, Executive shall, except as otherwise specifically provided herein, be entitled to any payments or bene fits provided hereunder or under the terms of any plan, policy or program of the Company or as otherwise required by applicable law.

                                    ARTICLE 9
                              RESTRICTIVE COVENANTS

9.1    Non-Solicitation of Employees:  Confidentiality, Non-Competition.

       (a) Executive covenants and agrees that, at no time during the period employed pursuant to this Agreement nor during the one-year period immediately following a Termination of Employment by the Company for Cause or by Executive other than for Good Reason, death or Disability, will Executive:

             (i) directly or indirectly employ or seek to employ any person employed at that time by the Company or any of its Subsidiaries or otherwise encourage or entice any such person to leave such employment;

             (ii) become employed by, enter into a consulting arrangement with or otherwise agree to perform personal services for a Competitor (as defined in Section 9.1 (b));

            (iii) acquire an ownership interest in a Competitor, or

            (iv) solicit any customers or vendors of the Company on behalf of or for the benefit of a Competitor.

       (b) For purposes of this Section , "Competitor" means any Person which sells goods or services which are directly competitive with those sold by a business that (i) is being conducted by the Company or any Subsidiary at the time in question and (ii) was being conducted at the Date of Termination and, for the Company's most recently-completed fiscal year, contributed more than 10% of the Company's consolidated revenues. Notwithstanding anything to the contrary in this Section, goods or services shall not be deemed to be competitive with those of the Company (A) solely as a result of Executive being employed by or otherwise associated with a business of which a unit is in competition with the Company or any Subsidiary but as to which unit Executive does not have direct or indirect responsibilities for the products or services involved or
             (B) if the activity contributes less than 10% of the consolidated revenues for the most recently-completed fiscal year of the business by which Executive is employed or with which he is otherwise associated.

       (c) Executive covenants and agrees that at no time during the Employment Period nor at any time following any Termination of Employment will Executive communicate, furnish, divulge or disclose in any manner to any Person any Confidential Information (as defined in Section 9.1 (d)) without the prior express written consent of the Company. After a Termination of Employment, Executive shall not, without the prior written consent of the Company, or as may otherwise be required by law or legal process, communicate or divulge such Confidential Information to anyone other than the Company and its designees.

       (d) For purposes of this Section , "Confidential Information" shall mean financial information about the Company, contract terms with vendors and suppliers, customer and supplier lists and data, trade secrets and such other competitively-sensitive information to which Executive has access as a result of his positions with the Company, except that Confidential Information shall not include any information which was or becomes generally available to the public (i) other than as a result of a wrongful disclosure by Executive, (ii) as a result of disclosure by Executive during the Employment Period which he reasonably and in good faith believes is required by the performance of his duties under this Agreement, or (iii) any information compelled to be disclosed by applicable law or administrative regulation; provided that Executive, to the extent not prohibited from doing so by applicable law or administrative regulation, shall give the Company written notice of the information to be so disclosed pursuant to clause (iii) of this sentence as far in advance of its disclosure as is practicable.

9.2 Injunction. Executive acknowledges that monetary damages will not be an adequate remedy for the Company in the event of a breach of this
       Article IX, and that it would be impossible for the Company to measure damages in the event of such a breach. Therefore, Executive agrees that, in addition to other rights that the Company may have, the Company is entitled to an injunction preventing Executive from any breach of this Article IX.

                                   ARTICLE 10
                                  MISCELLANEOUS

10.1 Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take any Other action to mitigate the amounts payable to Executive under any of the provisions of this Agreement, nor shall the amount of any payment hereunder be reduced by any compensation earned as result of Executive's employment by another employer, except that any continued welfare benefits provided for by Section 6.2 shall not duplicate any benefits that are provided to Executive and his family by such other employer and shall be secondary to any coverage provided by such other employer.

10.2   Legal Fees: Late Payments.

       (a) All reasonable costs and expenses (including fees and disbursements of counsel) incurred by Executive in negotiating the terms and conditions of this Agreement shall be promptly paid on behalf of, or reimbursed to, Executive by the Company.

       (b) If Executive incurs legal or other fees and expenses in an effort to secure or preserve or establish entitlement to compensation and benefits under this Agreement, the Company shall, regardless of the outcome of such effort, reimburse Executive for such fees and ex-penses. The Company shall reimburse Executive for such fees and expenses on a monthly basis within 10 days after his request for reimbursement accompanied by evidence that the fees and expenses were incurred. If Executive does not prevail (after exhaustion of all available judicial remedies) in respect of a claim by Executive or by the Company hereunder, and the Company establishes before a court of competent jurisdiction, by clear and convincing evidence, that Executive had no reasonable basis for his claim hereunder, or for his response to the Company's claim hereunder, and acted in bad faith, no further reimbursement for legal fees and expenses shall be due to Executive in respect of such claim and Executive shall refund any amounts previously reimbursed hereunder with respect to such claim.

       (c) If the Company fails to pay any amount provided under this Agree-ment when due, the Company shall pay interest on such amount at a rate equal to (i) the highest rate of interest charged by the Company's principal lender plus 200 basis points, or (ii) in the absence of such a lender, 300 basis points over the prime commercial lending rate announced by Chase Bank of Texas, N.A. on the date such amount is due or, if no such rate shall be announced on such date, the immediately prior date on which Chase Bank of Texas, N.A. announced such a rate; provided, however, that if the interest rate determined in accordance with this Section exceeds the highest legally permissible interest rate, then the interest rate shall the highest legally permissible interest rate.

10.3 Beneficiary. If Executive dies prior to receiving all of the amounts payable to him in accordance with the terms of this Agreement, such amounts shall be paid to one or more beneficiaries (each, a "Beneficiary") designated by Executive in writing to the Company during his lifetime, or if no such Beneficiary is designated, to Executive's estate. Such payments shall be made in a lump sum to the extent so payable and, to the extent not payable in a lump sum, in accordance with the terms of this Agreement. Executive, without the consent of any prior Beneficiary, may change his designation of

       Beneficiary or Beneficiaries at any time or from time to time by a submitting to the Company a new designation in writing.

10.4 Assignment; Successors. The Company may not assign its rights and obligations under this Agreement without the prior written consent of Executive except to a successor of the Company's business which expressly assumes the Company's obligations hereunder in writing. This Agreement shall be binding upon and inure to the benefit of Executive, his estate and Beneficiaries, the Company and the successors and permitted assigns of the Company.

10.5 Nonalienation. Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, prior to actually being received by Executive or a Beneficiary, as applicable, and any such attempt to dispose of any right to benefits payable hereunder shall be void.

10.6 Severability. If one or more parts of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not invalidate any part of this Agreement not declared to be unlawful or invalid. Any part so declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of such part to the fullest extent possible while remaining lawful and valid.

10.7 Captions. The names of the Articles and Sections of this Agreement are for convenience of reference only and do not constitute a part hereof.

10.8 Amendment; Waiver. This Agreement shall not be amended or modified except by written instrument executed by the Company and Executive. A waiver of any term, covenant or condition contained in this Agreement shall not be deemed a waiver of any other term, covenant or condition, and any waiver of any default in any such term, covenant or condition shall not be deemed a waiver of any later default thereof.

10.9 Notices. All notices hereunder shall be in writing and delivered by hand, by nationally-recognized delivery service that guarantees overnight delivery, or by first-class, registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

       If to the Company, to:         The Coastal Corporation
                                      9 Greenway Plaza
                                      Houston, Texas 77046
                                      Attention: Corporate Secretary

and if to Executive, to the most recent address furnished by Executive to the Company. Either party may from time to time designate a new address by notice given in accordance with this Section. Notice shall be effective when actually received by the addressee.

10.10 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

10.11 Entire Agreement. This Agreement forms the entire agreement between the parties hereto with respect to the subject matter contained in this Agreement and, except as otherwise provided herein, shall supersede all prior agreements, promises and representations regarding employment, compensation, severance or other payments contingent upon termination of employment, whether in writing or otherwise.

10.12 Applicable Law. This Agreement shall be interpreted and construed in accordance with the laws of the State of Texas, without regard to its choice of law principles.

10.13 Survival of Executive's Rights. All of Executive's rights hereunder, including his rights to compensation and benefits, and his obligations under Section 9.1 hereof, shall survive the termination of Executive's employment and/or the termination of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement on ______, 2000.


ATTEST :                                   THE COASTAL CORPORATION
 (Seal)

--------------------------------------------------------------------------------



                                           By:
------------------------------------       ------------------------------------
Name:                                      Name:
Position:                                  Position:



                                           ------------------------------------
                                           Executive

                                                                     Exhibit 11


                    THE COASTAL CORPORATION AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
    (Millions of Dollars, Except Per Share Amounts, and Thousands of Shares)


                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1999           1998           1997
                                                                          ---------      ---------      ---------

BASIC EARNINGS PER SHARE

    Net earnings.......................................................   $   498.9      $   444.4      $   301.5
    Dividends on preferred stock.......................................          .3            6.0           17.4
                                                                          ---------      ---------      ---------
    Net earnings available to common stockholders......................   $   498.6      $   438.4      $   284.1
                                                                          =========      =========      =========

Average number of common shares outstanding............................     212,934        212,184        211,518
Average number of Class A common shares outstanding....................         349            359            374
                                                                          ---------      ---------      ---------
                                                                            213,283        212,543        211,892
                                                                          =========      =========      =========

Basic earnings per share:
    From continuing operations before extraordinary item...............   $    2.34      $    2.24      $    1.80
    Discontinued operations............................................           -           (.18)          (.03)
    Extraordinary item.................................................           -              -           (.43)
                                                                          ---------      ---------      ---------
    Net basic earnings per share.......................................   $    2.34      $    2.06      $    1.34
                                                                          =========      =========      =========

DILUTED EARNINGS PER SHARE

    Net earnings used in calculating basic earnings per share..........   $   498.6      $   438.4      $   284.1
    Dividends applicable to dilutive preferred stock:
       Series A........................................................          .1             .1             .1
       Series B........................................................          .1             .1             .1
       Series C........................................................          .1             .1             .2
                                                                          ---------      ---------      ---------
    Income available to common shareholders plus
       assumed conversions.............................................   $   498.9      $   438.7      $   284.5
                                                                          =========      =========      ---------

Average number of shares used in calculating basic earnings
    per share..........................................................     213,283        212,543        211,892
Effect of dilutive securities:
    Options............................................................       2,465          2,248          1,798
    Series A, B and C preferred stock..................................       1,244          1,317          1,412
                                                                          ---------      ---------      ---------
                                                                            216,992        216,108        215,102
                                                                          =========      =========      =========

Diluted earnings per share:
    From continuing operations before extraordinary item...............   $    2.30      $    2.21      $    1.77
    Discontinued operations............................................           -           (.18)          (.03)
    Extraordinary item.................................................           -              -           (.42)
                                                                          ---------      ---------      ---------
    Net diluted earnings per share.....................................   $    2.30      $    2.03      $    1.32
                                                                          =========      =========      =========

-------------

   Convertible securities and options are not considered in the calculations if the effect of the conversion is anti-dilutive.

                                                                      Exhibit 21

                    SUBSIDIARIES OF THE COASTAL CORPORATION

                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

Coastal Alliance Pipeline Company, L.L.C..............................................    Delaware
       Alliance Pipeline, LP (14.44% LP)..............................................    Delaware*
Coastal Capital Corporation ..........................................................    Delaware
       Coastal Finance Corporation....................................................    Delaware
       Coastal Midwest, Inc...........................................................    Delaware
Coastal Alliance Pipeline Company, L.L.C. (50%).......................................    Delaware
Coastal Capital Corporation ..........................................................    Delaware
       Coastal Finance Corporation....................................................    Delaware
       Coastal Midwest, Inc...........................................................    Delaware
Coastal Coal Company, LLC (52.3%).....................................................    Delaware
Coastal Coal, Inc.....................................................................    Delaware
       Coastal Credit, Inc............................................................    Delaware
Coastal Finance I.....................................................................    Delaware
Coastal Gas International Company.....................................................    Delaware
       Coastal Gas & Power India I Ltd................................................    Cayman Islands
       Coastal Gas India Holdings Ltd.................................................    Cayman Islands
              Coastal Gas India Ltd...................................................    Cayman Islands
       Coastal Gas International Ltd..................................................    Cayman Islands
              Coastal Gas Australia Pty Ltd...........................................    Cayman Islands
       Coastal Gas International Ventures, Inc........................................    Delaware
       Coastal Gas Storage Victoria Ltd...............................................    Cayman Islands
              Coastal Gas Storage Victoria Pty Ltd....................................    Australia
       Coastal Gas Toluca Ltd.........................................................    Cayman Islands
       Coastal Gas Venezuela Ltd......................................................    Cayman Islands
Coastal Gas Services Company..........................................................    Delaware
       ANR Gas Supply Company.........................................................    Delaware
       ANR Transportation Services Company............................................    Delaware
              CES Gas & Electric, Inc.................................................    Delaware
       Coastal Canada Gas Services, Inc...............................................    New Brunswick
              Engage Energy Canada, Inc. (50%)**......................................    Alberta
       Coastal Electric Services Company..............................................    Delaware
       Coastal Field Services Company.................................................    Delaware
              CFS Holding Company.....................................................    Delaware
                    CFS Louisiana, L.P. (1% LP).......................................    Delaware*
                    CFS Louisiana Midstream Company...................................    Delaware
              CFS Louisiana, L.P. (1% GP and 98% LP)..................................    Delaware*
              CIG Merchant Company....................................................    Delaware
              Coastal Gas Gathering and Processing Company............................    Delaware
                    CFS Processing Company............................................    Delaware
                           CGGP Texas, L.P. (49.1% LP)................................    Delaware*
                    CGGP Texas, L.P. (1% GP and 49.9% LP).............................    Delaware*
                           Coastal Aux Sable Liquid Products Company..................    Delaware
                                 Aux Sable Liquid Products L.P. (14.44% LP)**.........    Delaware*
                           Aux Sable Liquid Products, Inc. (14.4%)....................    Delaware
                                 Aux Sable Liquid Products L.P. (1% GP)**.............    Delaware*
                    Coastal Dauphin Island Company, L.L.C...........................      Delaware
                           DIGP Holding Company, L.L.C................................    Delaware
                           MBPP Holding Company, L.L.C................................    Delaware

                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

                    Blacks Fork Gas Processing Company (50%)**........................    Wyoming*
              Coastal States Gas Transmission Company.................................    Delaware
                    Starr County Gathering System (30%)**.............................    Texas*
                    Starr-Zapata Pipe Line Company (50% GP)**.........................    Texas*
       Coastal Gas Marketing Company..................................................    Delaware
              CGM, Inc................................................................    Delaware
                    Coastal Mineral Financing, L.P. (99%).............................    Delaware*
                    Engage Energy US, L.P. (50%)**....................................    Delaware*
              Coastal Gas Marketing Direct Link Corp. ................................    Delaware
              Engage Energy US, Inc. (50%)**..........................................    Delaware
              Engage Energy US, L.P. (1%)**...........................................    Delaware*
       Coastal Horsham Pipeline I Ltd.................................................    Cayman Islands
              Coastal Gas Pipelines Victoria, L.L.C...................................    Delaware
       Coastal Multi-Fuels, Inc.......................................................    Delaware
       Coastal Pan American Corporation...............................................    Delaware
              Coastal Cape Horn Ltd...................................................    Cayman Islands
                    Coastal Austral Ltd...............................................    Cayman Islands
                           Coastal Aruba Holding Company N.V. (1.68%).................    Aruba
                    Coastal TDF Ltd...................................................    Cayman Islands
                           Coastal Aruba Holding Company N.V. (1.68%).................    Aruba
       Coastal Southern Pipeline Company..............................................    Delaware
              Gulfstream Natural Gas System, L.L.C. (49%).............................    Delaware
Coastal Health Management Corporation (46%)...........................................    Delaware
Coastal Holding Corporation...........................................................    Delaware
       CIC Industries, Inc............................................................    Delaware
              Coastal Chem, Inc.......................................................    Delaware
              Coastal Pipeline Company................................................    Delaware
              Coastal Refining & Marketing, Inc.......................................    Delaware
                    Coastal Liquids Partners, L.P. (6.212% LP)**......................    Delaware*
                    Coastal Petroleum (Bahamas) Limited...............................    The Bahamas
                    Coastal Refined Products Corporation..............................    Delaware
                           Coastal Liquids Transportation, L.P. (88% LP)..............    Delaware*
                    Coastal States Crude Gathering Company............................    Texas
                           Coastal Liquids Transportation, L.P. (2% GP)...............    Delaware*
                                 Coastal Liquids Partners, L.P. (.804% GP and
                                 21.138% LP)**........................................    Delaware*
                    Distribuidora Coastal, S.A. de C.V................................    El Salvador
                    Fulton Cogeneration Associates, L.P. (3%GP and 64-2/3% LP)........    New York*
                    Lube & Wax Ventures, L.L.C. (50%)**...............................    Delaware
       Coastal Catalyst Technology, Inc...............................................    Delaware
       Coastal Cat Process Marketing, Inc.............................................    Delaware
              BAR-CO Processes Joint Venture (50%)**..................................    Texas*
       Coastal Eagle Point Oil Company................................................    Delaware
       Coastal Energy Corporation.....................................................    Delaware
       Coastal Mobile Refining Company................................................    Delaware
       Coastal Petrochemical International A.V.V......................................    Aruba
              Coastal Petrochemical International (L) Limited.........................    Labuan (Malaysia)
                    Coastal Aruba Holding Company N.V. (13.19%).......................    Aruba

                     SUBSIDIARIES OF THE COASTAL CORPORATION

                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization


       Coastal West Ventures, Inc.....................................................    Delaware
Coastal Limited Ventures, Inc (.99%)..................................................    Texas
       ANR Financial Services, Inc....................................................    Delaware
Coastal Mart, Inc.....................................................................    Delaware
       Coastal Mart Holdings, Inc.....................................................    Delaware
              Coastal Markets, Ltd....................................................    Texas*
       TND Beverage Corporation.......................................................    Texas
Coastal Medical Services, Inc.........................................................    Delaware
Coastal Midland, Inc..................................................................    Delaware
       Coastal Micogen Partner, Inc...................................................    Delaware
              Micogen Limited Partnership (1% GP).....................................    Delaware*
                    Midland Cogeneration Venture Limited Partnership
                    (4.531% LP)**.....................................................    Delaware*
              Source Midland Limited Partnership (20% GP).............................    Delaware*
                    MEI Limited Partnership (1% GP and 49% LP)........................    Delaware*
                           Midland Cogeneration Venture Limited
                           Partnership (9.063% GP and 0.906% LP)**....................    Delaware*
                    Midland Cogeneration Venture Limited Partnership
                    (18.125% GP)**....................................................    Delaware*
       MEI Limited Partnership (1% GP and 49% LP).....................................    Delaware*
       Micogen Limited Partnership (99%LP)............................................    Delaware*
       Midland Cogeneration Venture Limited Partnership (10.875% GP)**................    Delaware*
       Source Midland Limited Partnership (80% LP)....................................    Delaware*
Coastal Natural Gas Company...........................................................    Delaware
       ANR Gulfstream, L.L.C..........................................................    Delaware
              Gulfstream Natural Gas System, L.L.C. (51%) ............................    Delaware
       American Natural Resources Company.............................................    Delaware
              ANR Alliance Transportation Services Company............................    Delaware
              ANR Credit Corporation..................................................    Delaware
              ANR Development Corporation.............................................    Delaware
                    ANR Real Estate Corporation.......................................    Connecticut
              ANR Field Services Company..............................................    Delaware
              ANR Independence Pipeline Company.......................................    Delaware
              ANR Intrastate Gas Company, Inc.........................................    Delaware
              ANR Pipeline Company....................................................    Delaware
                    ANR Alliance Pipeline Company Canada, Inc.........................    Canada
                           Alliance Pipeline Ltd. (14.44%) **.........................    Canada
                                 Alliance Pipeline Limited Partnership (1% GP)**......    Canada*
                    ANR Alliance Pipeline Company U.S., Inc...........................    Delaware
                           Alliance Pipeline, Inc. (14.44%)**.........................    Delaware
                                 Alliance Pipeline, L.P. (1% GP)**....................    Delaware*
                    ANR Atlantic Pipeline Company.....................................    Delaware
                    ANR Capital Corporation...........................................    Delaware
                    ANR Energy Conversion Company.....................................    Michigan
                           Coastal Minerals Financing, L.P. (1% GP)...................    Delaware*
                    ANR Iroquois, Inc.................................................    Delaware
                           ANR New England Pipeline Company...........................    Delaware
                                 Iroquois Gas Transmission System, L.P. (6.6%)**......    Delaware*


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

                           Iroquois Gas Transmission System, L.P. (9.4%)**............    Delaware*
                    ANR Southern Pipeline Company.....................................    Delaware
                    ANR Western Gulf Holdings, L.L.C..................................    Delaware
                           Deepwater Holdings, L.L.C. (17.645%)**.....................    Delaware
                                 Stingray Pipeline Company, L.L.C.....................    Delaware
                                 U-T Offshore System, L.L.C...........................    Delaware
                                 West Cameron Dehydration Company, L.L.C..............    Delaware
                                 Western Gulf Holdings, L.L.C.........................    Delaware
                                        East Breaks Gathering Company, L.L.C..........    Delaware
                                        High Island Offshore System, L.L.C............    Delaware
                    American Natural Offshore Company.................................    Delaware
                           Deepwater Holdings, L.L.C. (14.819%)**.....................    Delaware
                           Texas Offshore Pipeline System, Inc........................    Delaware
                                 Deepwater Holdings, L.L.C. (14.819%)**...............    Delaware
                           Unitex Offshore Transmission Company.......................    Delaware
                                 Deepwater Holdings, L.L.C. (2.717%)**................    Delaware
              ANR Production Company..................................................    Delaware
                    ANRPC Holdings, Inc...............................................    Delaware
                           Coastal Oil & Gas USA, L.P. (30% LP).......................    Delaware*
                                 Coastal Health Management Corporation (50%)..........    Delaware
                    Coastal Limited Ventures, Inc. (20.98%)...........................    Texas
                    Coastal Liquids Transportation, L.P. (10% LP).....................    Delaware*
                    Coastal Oil & Gas Resources, Inc. (20.98%)........................    Delaware
              ANR Storage Company.....................................................    Michigan
                    ANR Blue Lake Company.............................................    Delaware
                           Blue Lake Gas Storage Company (75%)**......................    Michigan*
                    ANR Cold Springs Company..........................................    Delaware
                           Kalkaska Gas Storage Limited Partnership (75%)**...........    Michigan*
                    ANR Eaton Company.................................................    Michigan
                           Eaton Rapids Gas Storage System (50%)**....................    Michigan*
                    ANR Jackson Company...............................................    Delaware
                           Jackson Pipeline Company (25%)**...........................    Michigan
                    ANR Northeastern Gas Storage Company..............................    Delaware
                           Steuben Gas Storage Company (50%)**........................    New York*
                    ANR Western Storage Company.......................................    Delaware
              ANR Venture Eagle Point Company.........................................    Delaware
                    Eagle Point Cogeneration Partnership (.01%)**.....................    New Jersey*
              ANR Venture Management Company..........................................    Delaware
                    Capitol District Energy Center Cogeneration
                    Associates (50%)**................................................    Connecticut*
              ANR Western Coal Development Company....................................    Delaware
              ANRFS Holdings, Inc.....................................................    Delaware
                    ANR Advance Holdings, Inc. (50%)**................................    Delaware
                           Transport USA, Inc.........................................    Pennsylvania
              Coastal Coal Company, LLC (47.7%).......................................    Delaware
                    Coastal Coal - West Virginia, LLC.................................    Delaware
              Coastal International Finance Ltd.......................................    Honduras
                    Coastal Offshore Finance Ltd......................................    Cayman Islands


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

                           Coastal Offshore Insurance Ltd.............................    Bermuda
              Coastal Great Lakes, Inc................................................    Delaware
                    Great Lakes Gas Transmission Limited Partnership (32.44%)**.......    Delaware*
              Empire State Pipeline Company, Inc......................................    New York
                    Empire State Pipeline (50%)**.....................................    New York
              Mid Michigan Gas Storage Company........................................    Michigan
       CIC Stock Corporation..........................................................    Delaware
              CIG Gas Storage Company.................................................    Delaware
                    Young Gas Storage Company, Ltd. (47.5%)**.........................    Colorado*
              CIG Resources Company...................................................    Delaware
                    CIG-Nitrotec Joint Venture (90%)..................................    Colorado
                    CIG Production Company, L. P. (1%GP)..............................    Delaware*
                    Fort Union Gas Gathering, LLC (10.01%)**..........................    Delaware
                    Johnstown Cogeneration Company, LLC (50%)**.......................    Colorado
                    Keyes Helium Company, LLC (81.45%)................................    Colorado
       CIG-Canyon Compression Company.................................................    Delaware
       CIG Gas Supply Company.........................................................    Delaware
              Wyco Development, LLC (50%)**...........................................    Colorado
              Wyoming Interstate Company, Ltd. (50% GP)...............................    Colorado*
       CIG Overthrust, Inc............................................................    Delaware
              Overthrust Pipeline Company (10%)**.....................................    Illinois
       CIG Trailblazer Gas Company....................................................    Delaware
       Coastal Alliance Pipeline Company, L.L.C. (50%)................................    Delaware
              Alliance Pipeline, L.P. (14.44% LP)**...................................    Delaware*
       Colorado Interstate Gas Company................................................    Delaware
              CIG Exploration, Inc....................................................    Delaware
                    Coastal Limited Ventures, Inc. (4.43%)............................    Texas
                    Coastal Oil & Gas Resources, Inc. (4.43%).........................    Delaware
              CIG Field Services Company..............................................    Delaware
              Colorado Water Supply Company...........................................    Delaware
                    Colorado Interstate Production Company............................    Delaware
                           CIG Production Company, L.P. (99% LP)......................    Delaware*
       Great Lakes Gas Transmission Company (50%)**...................................    Delaware
              Great Lakes Gas Transmission Limited Partnership (35.12%)**.............    Delaware*
       Wyoming Gas Supply, Inc........................................................    Delaware
              Wyoming Interstate Company, Ltd (50% LP)................................    Colorado*
Coastal Oil & Gas Corporation.........................................................    Delaware
       COGC Resale Company............................................................    Delaware
       Coastal Australia AC 96-3 Ltd..................................................    Cayman Islands
              Coastal Oil & Gas Australia 20 Pty Ltd..................................    Australia
       Coastal Australia AC 96-4 Ltd..................................................    Cayman Islands
              Coastal Oil & Gas Australia 21 Pty Ltd..................................    Australia
       Coastal BAS-97 Ltda............................................................    Brazil
       Coastal BCAM-2 Ltda............................................................    Brazil
       Coastal Buenos Aires I Ltd.....................................................    Cayman Islands
       Coastal Buenos Aires II Ltd....................................................    Cayman Islands
       Coastal Buenos Aires III Ltd...................................................    Cayman Islands
       Coastal Buenos Aires IV Ltd....................................................    Cayman Islands


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

       Coastal Colombia Ltd...........................................................    Cayman Islands
       Coastal Development I Ltd......................................................    Cayman Islands
       Coastal Development II Ltd.....................................................    Cayman Islands
              Coastal Oil & Gas Australia Pty Ltd.....................................    Australia
              Coastal Oil & Gas Canada, Inc...........................................    Canada
       Coastal Development III Ltd....................................................    Cayman Islands
              Coastal Oil & Gas Australia 283 Pty Ltd.................................    Australia
       Coastal Development IV Ltd.....................................................    Cayman Islands
       CoastalDril, Inc...............................................................    Delaware
       Coastal Hungary Ltd............................................................    Hungary
       Coastal Indonesia Bangko Ltd...................................................    Cayman Islands
       Coastal Indonesia Sampang Ltd..................................................    Cayman Islands
       Coastal Javelina, Inc..........................................................    Delaware
              Javelina Company (40%)**................................................    Texas*
              Javelina Pipeline Company (40%)**.......................................    Texas*
       Coastal Limited Ventures, Inc. (73.6%).........................................    Texas
       Coastal Oil & Gas Gathering, L.P. .............................................    Delaware*
       Coastal Oil & Gas Holdings, Inc................................................    Delaware
              Coastal Oil & Gas USA, L.P. (69% LP)....................................    Delaware*
       Coastal Oil & Gas Resources, Inc. (73.59%).....................................    Delaware
       Coastal Oil & Gas USA, L.P. (1% GP)............................................    Delaware*
       Coastal Peru Ltd...............................................................    Cayman Islands
       Coastal Peru 73 Ltd............................................................    Cayman Islands
Coastal Power Company.................................................................    Delaware
       ANRV-EP, Inc...................................................................    Delaware
              ANR Eagle Point, L.P....................................................    Delaware
                    Eagle Point Cogeneration Partnership (49.9%)**....................    New Jersey*
       Coastal Bangchak Power Ltd.....................................................    Cayman Islands
       Coastal Henan Power Ltd........................................................    Cayman Islands
              Coastal Henan Power I Ltd...............................................    Cayman Islands
              Coastal Henan Power II Ltd..............................................    Cayman Islands
       Coastal Clark Investor Ltd.....................................................    Cayman Islands
       Coastal Clark Manager Ltd......................................................    Cayman Islands
       Coastal Manager Ltd............................................................    Cayman Islands
       Coastal Mexicana Northeast Ltd.................................................    Cayman Islands
       Coastal Mexicana Northwest Ltd.................................................    Cayman Islands
       Coastal Nanjing Investor Ltd...................................................    Cayman Islands
              Coastal Nanjing Power Ltd...............................................    Cayman Islands
       Coastal Nanjing Manager Ltd....................................................    Cayman Islands
       Coastal Palembang Power Ltd....................................................    Cayman Islands
              Coastal Palembang Power (Singapore) Pte Ltd.............................    Singapore
       Coastal Peenya Investor Ltd....................................................    Cayman Islands
              Coastal Peenya Power Ltd................................................    Mauritius
              Peenya Power Company (50%)**............................................    India
       Coastal Peenya Manager Ltd.....................................................    Cayman Islands
       Coastal Power Central America Ltd..............................................    Cayman Islands
       Coastal Power Dominicana Generation Ltd........................................    Cayman Islands
              Coastal Itabo, Ltd......................................................    Cayman Islands


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

       Coastal Power Guatemala Distribution Ltd.......................................    Cayman Islands
       Coastal Power Guatemala Ltd....................................................    Cayman Islands
       Coastal Power India (Cayman) Ltd...............................................    Cayman Islands
              Coastal Power India I Ltd...............................................    Mauritius
       Coastal Power International Ltd................................................    Cayman Islands
              Compania de Electricidad de Puerto Plata, S.A. (48%)**..................    Dominican Republic
              Energia Coastal Guatemala, S.A..........................................    Guatemala
       Coastal Power International II Ltd.............................................    Cayman Islands
              Quetta Power Holding Company I Ltd. (50%)**.............................    Cayman Islands
              ......Habibullah Coastal Power (Private) Company........................    Pakistan
              ......Quetta Power Holding Company II Ltd...............................    Cayman Islands
       Coastal Power International III Ltd............................................    Cayman Islands
       Coastal Power International IV Ltd.............................................    Cayman Islands
       Coastal Power International V Ltd..............................................    Cayman Islands
       Coastal Power Khulna Holding Ltd...............................................    Cayman Islands
              Coastal Khulna Power ApS................................................    Denmark
                    Khulna Power Company Ltd. (73.9%)**...............................    Bangladesh
       Coastal Power Lanka Ltd........................................................    Cayman Islands
       Coastal Power Nicaragua Ltd....................................................    Cayman Islands
              Tipitapa Power Company Ltd. (59%)**.....................................    Cayman Islands
              Coastal Power Nicaragua Holding Company Ltd.............................    Cayman Islands
              CEG Finance Company Ltd.................................................    Cayman Islands
       Coastal Power Noapara Ltd......................................................    Cayman Islands
       Coastal Power Panama Generation Ltd............................................    Cayman Islands
              Coastal Power Panama Investor, S.A......................................    Panama
                    Pedregal Power Company S.R.L......................................    Panama
                    Americas Holding Corp. (49%)**....................................    Panama
                           Americas Generation Corp...................................    Panama
       Coastal Power Pecem Ltd........................................................    Cayman Islands
       Coastal Saba Investor Ltd......................................................    Cayman Islands
              Coastal Saba Investor II Ltd............................................    Cayman Islands
                    Coastal Saba Power Ltd............................................    Mauritius
                           Saba Power Company (Private) Limited**.....................    Pakistan
              Coastal Saba Manager II Ltd.............................................    Cayman Islands
       Coastal Saba Manager Ltd.......................................................    Cayman Islands
       Coastal Salvadoran Power Ltd...................................................    Cayman Islands
              Coastal Nejapa Ltd. (90%)...............................................    Cayman Islands
       Coastal Suzhou Investor Ltd....................................................    Cayman Islands
              Coastal Suzhou Power Ltd................................................    Cayman Islands
                    Suzhou New District Cogeneration Company (60%)**..................    Jiangsu Province, China
       Coastal Suzhou Manager Ltd.....................................................    Cayman Islands
              Coastal Gusu Heat & Power Ltd...........................................    Cayman Islands
                    Suzhou Suda Cogeneration Power Company Ltd. (60%)**...............    China
       Coastal Wisconsin Energy, LLC..................................................    Wisconsin
       Coastal Wisconsin Manager, Inc.................................................    Delaware
       Coastal Wisconsin Power, Inc...................................................    Delaware
       Coastal Wuxi Investor Ltd......................................................    Cayman Islands
              Coastal Wuxi New District Ltd...........................................    Cayman Islands


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

                    Wuxi Shunda Gas Turbine Company (60%)**...........................    China
       Coastal Wuxi Manager Ltd.......................................................    Cayman Islands
              Coastal Wuxi Power Ltd..................................................    Cayman Islands
                    Wuxi Huada Gas Turbine Electric Power Company (60%)**.............    Jiangsu Province, China
       Front Range Power, LLC (51%)**.................................................    Delaware
       Fulton Cogeneration Associates, L.P. (32-1/3% LP)..............................    New York*
       Thermal Power Salvador Ltd.....................................................    Cayman Islands
              El Salvador Distribution Holding Company Ltd............................    Cayman Islands
Coastal States Management Corporation.................................................    Colorado
       ABCO Aviation, Inc.............................................................    Delaware
       ABCO Leasing, Inc..............................................................    Delaware
       ANR Media Company..............................................................    Michigan
       Coastal (Cayman Islands) Construction Company Ltd..............................    Cayman Islands
       Coastal do Brasil S/C Ltda.....................................................    Brazil
       Coastal Travel Mart, Inc.......................................................    Delaware
       Rancho Paloma Company, S.A. de C.V.............................................    Mexico
Coastal States Trading, Inc...........................................................    Delaware
       Atchafalaya Pipeline, L.L.C. (33-1/3%)**.......................................    Delaware
       Coastal Bridger Lake Pipeline Corporation......................................    Delaware
Coastal Technology, Inc...............................................................    Delaware
       Coastal Technology Dominicana, S.A.............................................    Dominican Republic
       Coastal Technology Ltd.........................................................    Cayman Islands
              Coastal Technology Palembang, Inc.......................................    South Dakota
                    Coastal Technology Palembang (Cayman) Ltd.........................    Cayman Islands
                           Palembang Coastal Technology (Singapore) Pte Ltd...........    Singapore
       Coastal Technology Nicaragua S.A...............................................    Nicaragua
       Coastal Technology Pakistan (Private) Limited..................................    Pakistan
       Coastal Technology Salvador, S.A. de C.V.......................................    El Salvador
Coastal Unilube, Inc..................................................................    Tennessee
Coastal Unilube of Iowa L.C...........................................................    Iowa
Coastalcorp.Com, Inc..................................................................    Delaware
       Coastalcorp.Com Properties, Inc................................................    Delaware
Cosbel Petroleum Corporation..........................................................    Delaware
       Coastal Canada Petroleum, Inc..................................................    New Brunswick,
                                                                                          Canada
              Alliance Pipeline Limited Partnership (14.44% LP).......................    Canada*
              Engage Energy Canada, L.P. (50%)**......................................    Canada*
       Coastal Fuels Marketing, Inc...................................................    Florida
              Coastal Fuels of Puerto Rico, Inc.......................................    Delaware
              Coastal Offshore Fuels, Inc.............................................    Liberia
              Coastal Terminals, Inc..................................................    Florida
              Coastal Tug and Barge, Inc..............................................    Florida
       Coastal Oil & Gas Resources, Inc. (1%).........................................    Delaware
       Coastal Oil New England, Inc...................................................    Massachusetts
       Coastal Oil New York, Inc......................................................    Delaware
Coscol Petroleum Corporation..........................................................    Delaware
       Coastal CFC Ltd................................................................    Cayman Islands
              Coastal Baltica Holding Company Ltd. (50%)**............................    Cayman Islands
              Coastal Baltica Marketing Company Ltd. (50%)**..........................    Cayman Islands


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

              Enterprise Investments Ltd. (50%)**.....................................    Cayman Islands
              Estonia Holdings Ltd. (50%)**...........................................    Cayman Islands
       Coastal Coker Corporation Aruba N.V............................................    Aruba
       Coastal India Petroleum Ltd....................................................    Cayman Islands
              Coastal Energy Resources Ltd............................................    Mauritius
                    Coastal Wartsila Petroleum Private Limited (50%)**................    India
       Coastal LPG Dominicana Ltd.....................................................    Cayman Islands
              Coastal Petroleum Dominicana S.A........................................    Dominican Republic
       Coastal Securities Company Limited.............................................    Bermuda
              Coastal Aruba Holding Company N.V. (51.25%).............................    Aruba
                    Coastal Aruba Fuels Company N.V...................................    Aruba
                    Coastal Aruba Maintenance/Operations Company N.V..................    Aruba
                    Coastal Aruba Refining Company N.V................................    Aruba
                           Clark Pipeline and Depot Company, Inc. (50%)**.............    Philippines
                           Coastal Energy of Panama, Inc..............................    Panama
                           Coastal Petroleum N.V......................................    Aruba
                                 Coastal Fuji Oil Ltd. (50%)**........................    Cayman Islands
                                 Coastal Petroleum Argentina, S.A.....................    Argentina
                                 Coastal Petroleum N.V. Chile Limitada (99%)..........    Chile*
                                 United Summit Coastal Oil Ltd. (50%)**...............    Bangladesh
                    Coastal Petroleum Overseas N.V....................................    Aruba
                           Coastal Aruba Investor N.V.................................    Aruba
                                 Prima Purveyors Ltd. (50%)**.........................    Cayman Islands
                                 Coastal Petroleum Dominicana, Ltd. (50%)**...........    Cayman Islands
                    Subic Bay Distribution, Inc. (50%)**..............................    Philippines
                    Subic Bay Energy Company Ltd. (50%)**.............................    Cayman Islands
                    Subic Bay Fuels Company, Inc. (50%)**.............................    Philippines
                    Subic Bay Petroleum Products Ltd..................................    Cayman Islands
              Coastal Belcher Petroleum Pte. Ltd......................................    Singapore
              Coastal (Bermuda) Petroleum Limited.....................................    Bermuda
                    Coastal Cayman Finance Ltd........................................    Cayman Islands
              Coastal Management Services (Singapore) Pte. Ltd........................    Singapore
              Coastal Petroleum (Far East) Pte Ltd....................................    Singapore
              Holborn Oil Trading Limited.............................................    Bermuda
       Coastal (Subic Bay) Petroleum, Inc.............................................    Texas
              Coastal Subic Bay Terminal, Inc.........................................    Philippines
       Coastal Stock Company Limited..................................................    Bermuda
              Coastal Aruba Holding N.V. (32.2%)......................................    Aruba
              Coastal Europe Limited..................................................    England
                    Coastal Services Petroleum (U.K.) Limited.........................    England
                    Coastal States Petroleum (U.K.) Limited...........................    England
                    Coastal States Tankers (U.K.) Limited.............................    England
                    Colbourne Insurance Company Limited...............................    England
       Coastal Tankships U.S.A., Inc..................................................    Delaware
       Coscol Marine Corporation......................................................    Texas
              Coastal Mart of Oklahoma, Inc...........................................    Oklahoma
                    Coastal Interstate Corporation....................................    Delaware
       Texas Tank Ship Agency, Inc....................................................    Delaware


      The above subsidiaries, with the exception of those indicated with a double asterisk (**) are included in the Consolidated Financial Statements of The Coastal Corporation. The names of certain subsidiaries have been omitted from the above listing because such subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary. The voting stock of each corporation is owned 100% by its immediate parent or by its immediate parent together with an affiliate of such parent, unless otherwise indicated above.

* Partnership

** Not consolidated

                                                                     Exhibit 23




                        CONSENT OF DELOITTE & TOUCHE LLP


     We consent to the incorporation by reference in Registration Statements No. 33-53952, 33-5214, 33-5218, 33-42696, 333-70285 and 333-72153 of The Coastal
Corporation on Forms S-8 and Registration Statements No. 333-08135, 333-81095 and 333-93463 of The Coastal Corporation on Forms S-3 of our report dated February 8, 2000, appearing in this Annual Report on Form 10-K of The Coastal Corporation for the year ended December 31, 1999.






DELOITTE & TOUCHE LLP



Houston, Texas
February 22, 2000