Form 10-K/A
period 1999-12-31
COASTAL CORP
filed 2000-02-23
CIK 21267

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

      THE COASTAL CORPORATION
      (Registrant)


By:   DAVID A. ARLEDGE
      ---------------------------------------
      David A. Arledge
      Chairman of the Board, President and
      Chief Executive Officer
      February 22, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   DAVID A. ARLEDGE
      ---------------------------------------
      David A. Arledge
      Chairman of the Board, President and
      Chief Executive Officer
      (Principal Executive Officer)
      February 22, 2000


By:   COBY C. HESSE
      ---------------------------------------
      Coby C. Hesse
      Principal Accounting Officer and
      Principal Financial Officer
      February 22, 2000


By:
      ---------------------------------------
      John M. Bissell
      Director
      February __, 2000

                                      * * *

By:   GEORGE L. BRUNDRETT, JR.
      ---------------------------------------
      George L. Brundrett, Jr.
      Director
      February 22, 2000


By:   HAROLD BURROW
      ---------------------------------------
      Harold Burrow
      Director
      February 22, 2000


By:   JAMES F. CORDES
      ---------------------------------------
      James F. Cordes
      Director
      February 22, 2000


By:   ROY L. GATES
      ---------------------------------------
      Roy L. Gates
      Director
      February 22, 2000


By:   ANTHONY W. HALL, JR.
      ---------------------------------------
      Anthony W. Hall, Jr.
      Director
      February 22, 2000


By:   KENNETH O. JOHNSON
      ---------------------------------------
      Kenneth O. Johnson
      Director
      February 22, 2000


By:   JEROME S. KATZIN
      ---------------------------------------
      Jerome S. Katzin
      Director
      February 22, 2000


By:   J. CARLETON MACNEIL, JR.
      ---------------------------------------
      J. Carleton MacNeil, Jr.
      Director
      February 22, 2000


By:   THOMAS R. McDADE
      ---------------------------------------
      Thomas R. McDade
      Director
      February 22, 2000


By:   O. S. WYATT, JR.
      ---------------------------------------
      O. S. Wyatt, Jr.
      Director
      February 22, 2000

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