Form 10-K/A
period 1999-12-31
COASTAL CORP
filed 2000-03-16
CIK 21267

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
(Mark One)

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
9-5/8% Senior Debentures     6.375% Senior Debentures
8-1/8% enior Notes           6-5/8% Senior Denbentures

Securities registered pursuant to Section 12(g) of the Act:

      Class A Common Stock ($.33-1/3 par value)

                           ---------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

      As of February 1, 2000, there were outstanding 213,317,184 shares of common stock, 343,732 shares of Class A common stock, 52,938 shares of $1.19 Cumulative Convertible Preferred Stock, Series A, 57,655 shares of $1.83 Cumulative Convertible Preferred Stock, Series B and 26,680 shares of $5.00 Cumulative Convertible Preferred Stock, Series C, of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $6.96 billion, based on the closing prices in the daily composite list for transactions on the New York Stock Exchange and other markets.

Documents incorporated by reference:

      None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item No.                                                                    Page

              Glossary.....................................................(ii)

                                     PART I

       1.     Business.....................................................   1
                  Introduction.............................................   1
                  Recent Development.......................................   1
                  Natural Gas Systems......................................   1
                      Operations...........................................   1
                      ANR Pipeline.........................................   3
                      Colorado.............................................   3
                      ANR Storage Company..................................   4
                      Gas System Reserves..................................   4
                      Alliance Pipeline Project............................   5
                      Gulfstream Natural Gas System........................   5
                      Wyoming Interstate Company, Ltd......................   5
                      Great Lakes Gas Transmission Limited Partnership.....   6
                      Unregulated Gas Operations...........................   6
                      Regulations Affecting Gas Systems....................   7
                  Refining, Marketing and Distribution, and Chemicals......   9
                  Exploration and Production...............................  12
                  Coal.....................................................  16
                  Power....................................................  17
                  Competition..............................................  19
                  Environmental............................................  19
       2.     Properties...................................................  20
       3.     Legal Proceedings............................................  20
       4.     Submission of Matters to a Vote of Security Holders..........  22

                                     PART II

       5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters .........................................  23
       6.     Selected Financial Data......................................  24
       7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  24
       7A.    Quantitative and Qualitative Disclosures About Market Risk...  25
       8.     Financial Statements and Supplementary Data..................  25
       9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  25

                                    PART III

       10.    Directors and Executive Officers of the Registrant...........  26
       11.    Executive Compensation.......................................  28
       12.    Security Ownership of Certain Beneficial Owners and
              Management...................................................  38
       13.    Certain Relationships and Related Transactions...............  40

                                     PART IV

       14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.....................................................  41



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


                                      (ii)

                                     PART I

Item 1.    Business.

                                  INTRODUCTION

      Coastal, acting through its subsidiaries, is a diversified energy holding company with subsidiary operations in natural gas gathering, marketing, processing, storage and transmission; petroleum refining, marketing and distribution and chemicals; gas and oil exploration and production; coal mining; and power. The Company was incorporated under the laws of Delaware in 1972 to become the successor parent, through a corporate restructuring, of a corporate enterprise founded in 1955. The Company employed approximately 13,200 persons as of December 31, 1999.

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

      At December 31, 1999, average daily throughput and storage capacity at the Company's wholly owned refineries are set forth below:

                                                                              Average Daily
                                                            Daily         Throughput (Barrels)           Storage
                                                          Capacity     --------------------------       Capacity
Refinery                Location                          (Barrels)       1999            1998          (Barrels)
--------                --------                          ---------    -----------    -----------       ---------

Aruba                   Aruba                              225,000         195,000        162,300        15,300,000
Corpus Christi          Corpus Christi, Texas              100,000         100,000         88,600         7,100,000
Eagle Point             Westville, New Jersey              140,000         143,000        140,400        10,600,000
Mobile                  Mobile, Alabama                     18,000          13,000         10,400           600,000
                                                       -----------     -----------    -----------    --------------
                             Total                         483,000         451,000        401,700        33,600,000

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

      Acreage held under gas and oil mineral leases as of December 31, 1999 is summarized as follows:

                                                                            Undeveloped             Developed
                                                                       -------------------     --------------------
                                  Area                                   Gross       Net         Gross       Net
      ------------------------------------------------------------     ---------  --------     ---------  ---------
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

      The following table summarizes sales price and production cost information for domestic exploration and production operations during the three years ended December 31, 1999:

                                                                                1999        1998         1997
                                                                              --------    --------     --------

      Average sales price:

         Gas - per Mcf.................................................       $   2.19    $   1.95     $   2.40
         Oil - per barrel..............................................          16.25       11.87        18.01
         Condensate - per barrel.......................................          16.30       11.08        18.37
         Natural Gas Liquids - per barrel..............................          18.00       15.24        28.41

      Average production cost per unit (equivalent Mcf)................           0.40        0.41         0.49

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

-----------------------
(1) Based on a 65% recovery rate.

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

Domestic

      Located in Hartford, Connecticut, Capitol District Energy Center Cogeneration Associates ("CDECCA") owns a combined-cycle cogeneration facility with a capacity of approximately 56 megawatts. An affiliate of Coastal Power owns a 50% equity interest in CDECCA and is the project manager and Coastal Technology, Inc. ("CTI"), a Coastal subsidiary, is the operator of the plant. Electricity from the facility is sold to a local utility under a long-term contract. Gas supply is provided to the cogeneration plant by other Coastal affiliates. Thermal energy from the plant is sold both to a local heating and cooling supplier in the city of Hartford and an affiliate of the equity partner of CDECCA.

      In Michigan, Coastal, through direct and indirect subsidiaries, holds a 43.5% equity interest in the Midland Cogeneration Venture Limited Partnership, a 1,500-megawatt, gas-fired cogeneration project, which is the largest cogeneration facility in the United States. Power from the project is sold to a local utility and the project's thermal host under long-term contracts. Steam from the project is also sold to the thermal host and its affiliate under long-term contracts. Coastal's affiliates provide gas supply and transportation services for a portion of the project's fuel requirements. In January 2000, Coastal subsidiaries increased the equity ownership to 43.5% by acquiring an additional 23.1% ownership interest in the Midland Cogeneration project.

      In New Jersey, affiliates of Coastal Power include the managing partner and 50% ownership of a combined-cycle cogeneration plant at Coastal's Eagle Point refinery. The plant has a capacity of approximately 225 megawatts. Power from the plant is sold to a local utility and Coastal's refinery under long-term contracts. Steam from the plant is also sold to the refinery under a long-term contract. Gas supply and transportation is provided to the cogeneration plant by other Coastal affiliates. CTI is the operator of the cogeneration plant.

      In New York, Coastal Power owns 100% interests in two power plants. Fulton Cogeneration Associates, L.P. ("Fulton") leases a cogeneration facility with a capacity of approximately 47 megawatts, located in Fulton, New York. This partnership is 100% owned by Coastal Power and another Coastal subsidiary. Electricity from this project is sold to a New York utility under a long-term contract and to an affiliate of Fulton that resells into the wholesale market. Thermal energy is sold to a local confections manufacturer adjacent to the project, also under a long-term contract. CTI is the operator of the cogeneration plant. In march 1999, Fulton acquired the 79.6-megawatt Rensselaer combined-cycle, cogeneration facility near Albany, New York. The facility is natural gas fired, but is capable of utilizing No. 2 fuel oil. Electricity from the facility is sold primarily to a New York utility under a long-term contract.

      In Colorado, Fulton also acquired a 100% interest in a 265-megawatt project in an advanced stage of development ("ManChief") in May 1999. Located near Denver, ManChief will be a gas-fired facility and will be selling a substantial portion of its capacity to a local utility under a long-term contract. Construction commenced in 1999 and is expected to be completed during the second quarter of 2000.

Latin America

      In the Dominican Republic, an affiliate of Coastal Power owns a 48.3% equity interest in Compania de Electricidad de Puerto Plata, S.A. ("CEPP"). The independent power project owned by CEPP is located in Puerto Plata and has a total capacity of 66.5 megawatts, of which 50 megawatts are barge-mounted and
16.5 megawatts are land based. The energy produced by the project is sold to the national utility under a long-term contract. A Coastal Power affiliate is involved in arranging the fuel for the project and another affiliate operates the project under a contract with CEPP. Also in the Dominican Republic, a consortium, including a subsidiary of Coastal Power, acquired a 50% interest in the Itabo Generation Company ("Itabo") in September 1999. The Coastal Power subsidiary holds a 50% interest in the consortium. Itabo owns and operates several electric generating facilities in southern Dominican Republic, aggregating over 580 megawatts of nominal generating capacity.

      In El Salvador, a subsidiary of Coastal Power and other affiliates lease an independent power project near Apopa, El Salvador. The heavy fuel oil plant has a capacity of approximately 144 megawatts. Coastal Power, through its affiliates, currently receives approximately 86.6% of the distributable cash flow and an unrelated investor receives the remainder. Coastal affiliates provide fuel for this project and another affiliate operates the project pursuant to a long-term contract. The electrical energy is sold to the national electric utility under a long-term contract.

      In Guatemala, the effective ownership interest of a Coastal Power subsidiary in Central Generadora Electrica San Jose, Limitada ("Central Generadora") was reduced from a 46% to a 331/3% interest in December 1999. Central Generadora constructed, owns and operates a 120-megawatt coal-fired power plant near San Jose, Guatemala, which commenced operations in January 2000. In the first quarter of 2000, the Coastal Power subsidiary disposed of its remaining 331/3% interest to an unrelated equity owner in the project.

      In Nicaragua, a Coastal Power subsidiary owns a 60% equity interest in a 50.9-megawatt (net), heavy fuel oil project in Tipitapa. Nicaraguan partners own the remaining 40% interest. Operations commenced in the first quarter of 1999, with power from the project being sold to the national utility company under a long-term contract. An affiliate of Coastal Power operates the project pursuant to a long-term contract.

      In Panama, a consortium comprised of a Coastal Power subsidiary and Hydro-Quebec International Inc. purchased a 49% interest in Empresa de Generation Electrica Fortuna, S.A. ("Fortuna") in January 1999, with the Coastal Power subsidiary holding approximately 49.9% of the acquired interest in the consortium. Fortuna owns and operates a 300-megawatt hydroelectric plant located on the Chiriqui River in the highlands region of Panama's Chiriqui province. The plant began operating in 1983.

Asia

      In China, Coastal Power, through various affiliates or subsidiaries, owns equity interests in four projects in operation in Jiangsu Province: (a) a 60% equity interest in the joint venture which owns a simple cycle, diesel-fired peaking plant in Wuxi City, with a capacity of approximately 40 megawatts, which commenced the sale of electrical energy in early 1996; (b) a 60% equity interest in the joint venture which owns a power plant in Suzhou City ("Suzhou I"); (c) a 60% interest in the joint venture which owns a cogeneration plant adjacent to the power plant in Suzhou City ("Suzhou II"); and (d) an 80% equity interest in the joint venture which owns a 72-megawatt power project in Nanjing City, which commenced operation in mid 1997. The plants in Suzhou City have a total combined capacity of approximately 100 megawatts. Suzhou I commenced the sale of electrical energy in late 1996 and Suzhou II commenced commercial operation in late 1998. The power from each of the four projects is sold to the local utility under long-term contracts.

      In Pakistan, Coastal Power, through subsidiaries, holds interests in two power projects. Commercial operations commenced in September 1999 at the 140-megawatt natural gas-fired power plant in Quetta. The Coastal Power subsidiary is currently entitled to approximately 90% of the profits and cash flow of the project; an unrelated entity is entitled to the remaining 10%. In December 1999, commercial operations commenced at the 125-megawatt, heavy-fuel oil project in Farouqabad. The Coastal Power subsidiary has a financial stake of approximately 93% in the project. Power from each of the projects is sold to a national utility under long-term contracts.

      In Bangladesh, a subsidiary of Coastal Power, owns an interest in a 110-megawatt, fuel oil-fired, barge- mounted power plant ("Khulna"). The subsidiary's interest is 66.7%, net of a pending commitment to sell approximately 7% at par to an unrelated party. Commercial operations commenced at Khulna in the fourth quarter 1998 and the power generated is sold to the national utility under a long-term contract.

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

                                               1999                                         1998
                                -----------------------------------          ------------------------------------
      Quarters                    High         Low        Dividends            High          Low        Dividends
--------------------            --------      -----       ---------          --------       -----       ---------

First Quarter                    $37.38      $29.44        $.0625             $34.13       $26.59        $.0500
Second Quarter                    43.88       32.75         .0625              38.25        32.34         .0625
Third Quarter                     45.25       37.88         .0625              35.75        25.25         .0625
Fourth Quarter                    42.50       31.25         .0625              38.75        30.88         .0625

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

                                                                  Year Ended December 31,
                                         ------------------------------------------------------------------
                                             1999         1998*****      1997         1996****       1995
                                         -----------   ------------  -----------    ----------     --------

Operating revenues*                      $   8,197.2   $      7,368.2   $    9,730.1  $  12,166.9**    $  10,343.2

Earnings from continuing operations
   before extraordinary items                  498.9            482.9          398.7        508.0**          285.6

Net earnings                                   498.9            444.4          301.5        402.6**          270.4

Basic earnings per share from
   continuing operations before
   extraordinary items***                       2.34             2.24           1.80         2.33**           1.28

Diluted earnings per share from
   continuing operations before
   extraordinary items***                       2.30             2.21           1.77         2.30**           1.27

Cash dividends per common share***               .25            .2375            .20            .20            .20

Total assets                                15,123.0         12,304.1       11,639.7       11,620.4       10,660.5

Debt, excluding current maturities           4,798.2          3,999.3        3,663.2        3,526.1        3,661.7

Securities of subsidiaries                     750.9            400.0          100.0          100.0             .6

* Amounts for 1997 include revenues for two months while 1995 and 1996 include twelve months of revenues from Coastal's gas marketing operations which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. in February 1997 and are included in Other Income
          - Net on the equity method thereafter.
** Amounts for 1996 included a gain of $272.3 million ($177 million net of income taxes, or $.84 per share - basic, $.83 per share - diluted), related to the sale of the Utah coal mining operations. Excluding the gain, earnings from continuing operations before extraordinary items for 1996 amounted to $331.0 million ($1.49 per share-basic, $1.47 per share-diluted).
*** Adjusted for a two-for-one stock split of the Company's common stock declared on May 7, 1998. In addition, cash dividends of $.225 per share were paid on the Company's Class A Common Stock in 1999, $.2138 in 1998, and $.18 was paid in 1997, 1996 and 1995.
**** Effective November 1, 1996, the Company discontinued the application of FAS 71. The accounting change resulted in a charge to earnings of $85.6 million, net of related income taxes of $50 million, and is shown as an extraordinary item.
***** Earnings from continuing operations for 1998 include a gain of $58.6 million ($38.1 million net of income taxes, or 18 cents per shares) from the sale of certain non-core natural gas gathering and processing assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

           a.     Identification of Directors

      The following table sets forth information, as of March 6, 2000, regarding each of the current directors. Messrs. Arledge, Brundrett, Hall and Wyatt are Class II directors whose terms expire in 2000; Messrs. Cordes, Gates, Johnson, MacNeil and McDade are Class III directors whose terms expire in 2001; and Messrs. Bissell, Burrow and Katzin are Class I directors whose terms expire in 2002.

     Name, (Age), Year                            Offices with Coastal
   First Became Director                       and/or Principal Occupation
   ---------------------                      ----------------------------
David A. Arledge (55), 1988             Chairman of the Board, President and
                                        Chief Executive Officer of Coastal
Harold Burrow (85), 1973                Retired; Vice Chairman of the Board of
                                        Coastal
John M. Bissell (69), 1985              Chairman of the Board of Bissell Inc.
George L. Brundrett, Jr. (78), 1973     Attorney
James F. Cordes (59), 1985              Retired; former Executive Vice President
                                        of Coastal
Roy L. Gates (71), 1969                 Ranching and Investments
Anthony W. Hall, Jr. (55), 1999         City Attorney, City of Houston
Kenneth O. Johnson (79), 1988           Senior Vice President of Coastal
Jerome S. Katzin (81), 1983             Retired Investment Banker
J. Carleton MacNeil, Jr. (65), 1997     Securities Brokerage and Investments
Thomas R. McDade (67), 1993             Senior Partner, Law Firm of McDade
                                        Fogler Maines, L.L.P., Houston
O. S. Wyatt, Jr. (75), 1955             Retired; Chairman of the Executive
                                        Committee of Coastal

      No incumbent director is related by blood, marriage or adoption to another director or to any executive officer of the Company or its subsidiaries or affiliates.

      Except as hereafter indicated, the above table includes the principal occupation of each of the directors during the past five years. The listed executive officers have held various executive positions with Coastal during the five-year period.

      Mr. Hall has been City Attorney of Houston since March 1998 and prior to that was a partner in the Houston law firm of Jackson Walker, LLP.

      Mr. Cordes is a member of the Board of Directors of Comerica Inc.

      Mr. Katzin is a member of the Board of Directors of Qualcomm Incorporated.

      Messrs. Arledge and Burrow are directors of Colorado Interstate Gas Company and ANR Pipeline Company. Both of these subsidiaries of the Company are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

           b.     Identification of Executive Officers

      The following table sets forth information concerning the executive officers of the Registrant as of March 6, 2000.

      Name, (Age), Year
  First Elected An Officer           Positions and Offices with the Registrant
  ------------------------           -----------------------------------------
David A. Arledge (55), 1982          Chairman of the Board, President and Chief
                                     Executive Officer
Coby C. Hesse (52), 1986             Senior Executive Vice President
James A. King (60), 1992             Executive Vice President
Jeffrey A. Connelly (53), 1988       Senior Vice President
Carl A. Corrallo (56), 1993          Senior Vice President and General Counsel
Rodney D. Erskine (55), 1997         Senior Vice President
Donald H. Gullquist (56), 1994       Senior Vice President
Dan J. Hill (59), 1978               Senior Vice President
Kenneth O. Johnson (79), 1978        Senior Vice President and Director
Austin M. O'Toole (64), 1974         Senior Vice President and Secretary
Keith O. Rattie (45), 1996           Senior Vice President
James L. Van Lanen (55), 1985        Senior Vice President
Thomas M. Wade (47), 1995            Senior Vice President
M. Truman Arnold (71), 1993          Vice President
Daniel F. Collins (58), 1989         Vice President
Thomas E. Jackson (60), 1997         Vice President
John J. Lipinski (49), 1995          Vice President
Stirling D. Pack, Jr. (52), 1999     Vice President
M. Frank Powell (49), 1993           Vice President
Gene T. Waguespack (44), 2000        Vice President and Controller
Ronald D. Matthews (52), 1994        Treasurer

      The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with the officer elections at the Annual Board of Directors' meeting which follows Coastal's Annual Meeting of Stockholders. Each of the officers named above have been officers of Coastal or one or more subsidiaries thereof for five years or more with the following exceptions:

      Mr. Waguespack was elected Vice President and Controller of Coastal in March 2000. He has been an employee since 1990 and was elected senior vice president of Coastal States Management Corporation in April 1997.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's directors and officers to file reports of ownership and changes in ownership of shares of the Company's stock with the Securities and Exchange Commission ("SEC"). Directors and officers are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, from January 1 through December 31, 1999, its directors and officers complied with all applicable filing requirements.

Item 11.   Executive Compensation.

Summary of Cash and Certain Other Compensation

      The following table sets forth information for the fiscal years ended December 31, 1999, 1998 and 1997 as to cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term Compensation
                                                                         ------------------------------
                                     Annual Compensation(1)                 Awards           Payouts
                             -------------------------------------       ------------     -------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts           sation
Principal Position           Year       Salary ($)    Bonus ($)(2)        SARs (#)(3)          ($)              $(4)
------------------           ----       ----------    ------------       ------------     -------------    -------------

David A. Arledge,            1999         722,527         475,000           150,000           None              57,802
Chairman of the Board,       1998         722,527         400,000           100,000             "               57,802
President and CEO            1997         722,527         400,000           100,000             "               57,802

Coby C. Hesse,               1999         390,465         170,000            52,500           None              31,237
Senior Executive V.P. -      1998         353,597         140,000            70,000             "               28,288
Finance and Administration   1997         297,213         140,000            60,000             "               23,777

James A. King,               1999         368,788         120,000            22,500           None              22,124
Executive V.P. -             1998         362,030         115,000            30,000             "               21,513
Refining                     1997         343,823          90,000            20,000             "               17,138

Jeffrey A. Connelly          1999         318,908         140,000            37,500           None              25,513
Senior V.P. - Natural        1998         314,884         120,000            50,000             "               25,191
Gas                          1997         300,893         120,000            40,000             "               24,071

Rodney D. Erskine            1999         298,976         150,000            30,000           None              16,964
Senior V.P. - Exploration    1998         285,560         100,000            40,000             "                9,157
and Production               1997         229,598         110,000            30,000             "                7,165

------------------------

(1) Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

(2) Bonuses are based on the following factors: the individual's position; the individual's responsibility; and the individual's ability to impact the Company's financial success. See Compensation and Executive Development Committee Report starting on page 33.

(3)   The options do not carry any stock appreciation rights.

(4) All Other Compensation for 1999 consists of: (i) Company contributions to the Coastal Thrift Plan (David A. Arledge $12,800; Coby C. Hesse $12,800; James A. King $9,600; Jeffrey A. Connelly $12,800 and Rodney D. Erskine $8,680) and (ii) certain payments in lieu of Thrift Plan contributions (David A. Arledge $45,002; Coby C. Hesse $18,437; James A. King $12,524; Jeffrey A. Connelly $12,713 and Rodney D. Erskine $8,284); these latter payments are made to all employees of the Company and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

Stock Options

      The following table sets forth information with respect to stock options granted on March 4, 1999 to the Named Executive Officers.

                  Option/SAR Grants in Last Fiscal Year (1999)

                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                Granted(1)        Fiscal Year(2)         ($/Sh)          Date         Value ($)(3)
           ----             ----------------  --------------------    ----------   --------------  --------------

David A. Arledge                  150,000               8.60             32.72          3/04/2009     2,283,000

Coby C. Hesse                     52,500                3.01             32.72          3/04/2009       799,050

James A. King                     22,500                1.29             32.72          3/04/2009       342,450

Jeffrey A. Connelly               37,500                2.15             32.72          3/04/2009       570,750

Rodney D. Erskine                 30,000                1.72             32.72          3/04/2009       456,600

---------------------

(1) Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of the Company on the date of grant. Options vest cumulatively at a rate of 15% of the option shares on the first anniversary date of the date of grant, 20% on each of the second, third and fourth anniversary dates and 25% on the fifth anniversary date.

(2)   The options do not carry any stock appreciation rights.

(3) Calculated at $15.22 per share based on the Black-Scholes option pricing model expressed as a ratio .46504 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .3583, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 5.17%, (iii) a dividend yield of 0.81% and (iv) an expected option holding period of eight years. The SEC requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.

Option/SAR Exercises and Holdings

      The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1999.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                       And FY-End Option/SAR Values (1999)

                                                                           Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised           In-the-Money
                                                                         Options/SARs           Options/SARs
                                                                         at FY-End (#)        at FY-End ($)(1)

                           Shares Acquired                               Exercisable/           Exercisable/
        Name               on Exercise (#)      Value Realized ($)       Unexercisable          Unexercisable
--------------------    -------------------    --------------------    ----------------    -----------------------
David A. Arledge              203,050               4,742,020         377,696  / 520,000   7,067,319  /  5,331,600
Coby C. Hesse                  92,000               2,167,520          31,500  / 181,000     277,410  /  1,325,075
James A. King                  -0-                     -0-             91,500  /  81,000   1,821,290  /    657,635
Jeffrey A. Connelly            12,000                 299,520          74,100  / 124,400   1,306,446  /    863,789
Rodney D. Erskine              -0-                     -0-             31,700  / 100,300     430,092  /    709,928

------------------
(1)   $-based on the market price of $35.41 at December 31, 1999.

                               Pension Plan Table

      The Employee Retirement Income Security Act of 1974, as amended by subsequent legislation, limits the retirement benefits payable under the Company's tax-qualified Pension Plan. Where this occurs, the Company provides additional nonqualified retirement benefits under the Company Replacement Pension Plan. These benefits, plus payments under the Pension Plan, will not exceed the maximum amount which the Company would have been required to provide under the Pension Plan before application of the legislative limitations. The following table shows for illustration purposes the estimated annual benefits payable currently under the Pension Plan and the Company's Replacement Pension Plan upon retirement at age 65 based on the five years final average pay and the years of credited service indicated.

                                                              Years of Credited Service
      5-Year Final                     --------------------------------------------------------------------
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------------------------------------------------------------------

      $    125,000.................  $   33,447      $  44,596      $   55,746      $  66,895     $  65,994
           150,000.................      40,947         54,596          68,246         81,895        80,994
           175,000.................      48,447         64,596          80,746         96,895        95,994
           200,000.................      55,947         74,596          93,246        111,895       110,994
           225,000.................      63,447         84,596         105,746        126,895       125,994
           250,000.................      70,947         94,596         118,246        141,895       140,994
           300,000.................      85,947        114,596         143,246        171,895       170,994
           350,000.................     100,947        134,596         168,246        201,895       200,994
           400,000.................     115,947        154,596         193,246        231,895       230,994
           450,000.................     130,947        174,596         218,246        261,895       260,994
           500,000.................     145,947        194,596         243,246        291,895       290,994
           600,000.................     146,547        195,396         244,246        293,095       292,194
           700,000.................     146,547        195,396         244,246        293,095       292,194
           800,000.................     146,547        195,396         244,246        293,095       292,194
           900,000.................     146,547        195,396         244,246        293,095       292,194

(A) Compensation covered under the Pension Plan and the Replacement Pension Plan, including the compensation of the individuals listed in the Summary Compensation Table, generally includes only base salary and was limited to a maximum of $160,000 for 1997 and $150,000 for the two prior years. During 1997 the Board of Directors amended the Company's Replacement Pension Plan to include compensation (generally base salary only) of up to $500,000 (indexed for inflation to $510,000 for 1999) on a prospective basis in the five-year average compensation used to calculate benefits. The individuals named in the Summary Compensation Table had the following current compensation (i.e., five-year average compensation) covered by the Plans (which is not necessarily indicative of their final pension amount): Mr. Arledge - $294,000; Mr. Hesse - $241,092; Mr. King - $238,154; Mr. Connelly -
     $218,758 and Mr. Erskine - $208,908.

(B) At December 31, 1999, the individuals named in the Summary Compensation Table had the following years of credited service: Mr. Arledge - 19; Mr. Hesse - 13; Mr. King - 7; Mr. Connelly - 32 and Mr. Erskine - 5.

(C) The normal form of retirement income is a straight life annuity. The calculation of benefits payable under the Pension Plan includes an offset of 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 331/3 years).

                            COMPENSATION OF DIRECTORS

      There is a limitation of $60,000 per annum on cash fees paid by Coastal to any non-management director. Messrs. Arledge and Johnson, as members of management of the Company, receive no fees for services as directors. Each remaining director received directors' fees at the annual rate of $24,000 for services as a director; Messrs. Wyatt, Burrow and Cordes each received fees at the annual rate of $24,000 for services as members of the Executive Committee; Messrs. Bissell, Katzin and Gates each received fees of $24,000 for services as members of the Audit Committee; and Messrs. Bissell, Katzin and MacNeil each received fees at the rate of $12,000 per annum for services as members of the Compensation and Executive Development Committee. Mr. MacNeil received fees at the rate of $10,000 per annum for services as a member of the Nominating Committee.

      Mr. Burrow retired effective December 31, 1995 and entered into consulting agreements with Colorado and ANR Pipeline pursuant to which he received consulting fees in the aggregate of $168,000 in 1999. He also received fees of $48,000 as a director and member of the Executive Committee of Coastal, fees of $18,000 as a director of Colorado, fees of $24,000 as a director of ANR Pipeline and fees of $12,000 as a director of Coastal Oil & Gas Corporation. The Company is providing Mr. Burrow with appropriate office space and administrative support.

      Upon his retirement as an officer and employee of the Company on July 15, 1997, Mr. Wyatt entered into a five- year renewable Agreement for Consulting Services with the Company under which he agrees to devote 50% of his time on a consultive basis to Company matters as requested by the chief executive officer of the Company. The agreement provides for compensation of Mr. Wyatt at the rate of $35,500 per month. The agreement also contains standard confidentiality and non-competition provisions. During the period of the agreement, the Company is providing Mr. Wyatt with appropriate office space, administrative support and the use of Company aircraft on Company business.

      Under the Company's Deferred Compensation Plan approved by the Board of Directors, directors are permitted to defer receipt of their fees with the amount of the deferred fees converted into phantom shares of Common Stock of the Company based on the market price of such shares on the quarterly dates on which fees are earned. On the date of termination as a director, the phantom shares are converted into cash based on the then-market price of the shares and distributed in accordance with the director's election. In addition, each director who elects to defer receipt of his fees in this manner receives a stock option to purchase an equivalent number of shares as the phantom shares. The options vest over a three-year period and expire at the end of five years. Messrs. Bissell, Burrow, Cordes, Hall, Katzin, MacNeil, McDade and Wyatt have elected to defer receipt of all or a portion of their directors' fees in accordance with the provisions of the Plan.

      On June 5, 1997, the Board of Directors adopted the "1997 Directors Stock Plan" pursuant to which each director who is not an employee of the Company will receive annually a stock option to purchase the number of whole shares of common stock of the Company which has an equivalent value of $25,000 on the date of grant. Options are granted at 100% of the fair market value of the common stock on the date of grant, vest over a three-year period and expire at the earliest of five years from the date of grant, three years after retirement, or one year after death. In accordance with the Plan, Messrs. Bissell, Brundrett, Burrow, Cordes, Gates, Katzin, MacNeil, McDade and Wyatt each received options on May 6, 1999 to purchase 2,060 shares of Common Stock.

      The Company has a Stock Grant Plan under which non-employee directors receive a one-time grant of 1,000 shares of Common Stock of the Company. During 1999 Mr. Hall received such a grant. The grant was approved by the Board of Directors including the directors who are employees of the Company and ineligible to participate. The grant vests at a rate of one-third of the shares per annum.

      Mr. McDade's firm received fees in the amount of $404,717 for legal services rendered to the Company in 1999; and is receiving a retainer of $240,000 for legal services rendered and to be rendered in 2000.

                 EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
                       AND CHANGE IN CONTROL ARRANGEMENTS

     The Named Executive Officers and eight other executive officers are parties to employment contracts with the Company. The employment contract of Mr. Arledge is for a period of three years commencing April 1, 1999 (with provisions for extensions). The employment contracts of Mr. Hesse and one other executive officer are for periods of three years commencing January 18, 2000. The employment contracts of the remaining Named Executive Officers and the other executive officers are for periods of two years commencing immediately prior to the consummation of the proposed merger with El Paso or if a change of control of Coastal should occur as a result of the Company's pursuit of the merger. The employment contracts provide for a base salary and annual cash bonuses during the term. In addition, each agreement provides for a supplemental retirement benefit.

      If the employment of an executive officer terminates after the completion of the merger under circumstances that entitle him to severance payments and benefits under his agreement, he will be entitled to the following:

      o a lump-sum cash payment equal to 2.99 times the sum of his base salary and annual target cash bonus;

      o a lump-sum cash payment equal to any benefits forfeited by reason of the termination, but excluding forfeited equity and equity-based benefits; and

      o continued participation in incentive, savings, retirement, welfare and fringe benefit plans for a period of 36 months following termination, or the cash equivalent of the foregoing.

      Each executive officer will be entitled to the foregoing severance payments and benefits due to any termination by Coastal other than for cause within two or three years following the effective time of the merger and upon a termination by the executive officer for good reason within this two- or three-year period. For purposes of these employment agreements, good reason consists of a reduction in compensation or benefits, forced relocation, or a material, adverse change in titles, duties, responsibilities, perquisites or status.

      The employment contracts contain a one-year non-competition provision in the event the executive is terminated for cause or if the executive terminates his employment other than for good reason.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

      The following report has been provided by Coastal's Compensation and Executive Development Committee (the "Committee") of the Board of Directors in accordance with current SEC proxy statement disclosure requirements. The members of the Committee include John M. Bissell (Chairman), Jerome S. Katzin, and J. Carleton MacNeil, Jr.

      This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of the Company's compensation programs are provided as well as information on the Company's 1999 pay levels for the CEO.

Overall Objectives of the Executive Compensation Program

      The Company's compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide fully competitive levels of compensation - at expected levels of performance - in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between the Company's executives and stockholders such that a significant portion of each executive's compensation is directly linked to maximizing stockholder value.

      In support of this philosophy, the executive compensation program is designed to reward performance that is directly relevant to the Company's short-term and long-term success. As such, the Company attempts to provide both short-term and long-term incentive pay that varies based on corporate and individual performance.

      To accomplish these objectives, the Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives (i.e., stock options). Certain other executive benefits are also provided. The following sections describe the Company's plans by element of compensation and discuss how each component relates to the Company's overall compensation philosophy.

      In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. The Company targets the market 50th percentile for its total compensation program for planned levels of performance. Actual total compensation rates in 1999 in aggregate were slightly above the targeted level because of larger stock option grants to reward consistent achievement of aggressive growth targets. (However, the Company's competitive pay posture varies by pay element, as described below.) Several market data sources are used by the Company, including energy industry norms for selected publicly traded peer companies, as reflected in these companies' proxy statements. There is no effort made to assess how the Company's executive pay levels compare to the levels of pay provided by the companies in Value Line's Diversified Natural Gas Group which is used in Coastal's total shareholder return graph since these companies vary significantly in size and scope of operations. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to the Company. The published surveys include data on over 50 companies of comparable size to the Company, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

      The Company's base salary philosophy is to provide base pay levels that fall between the market 50th and 75th percentiles. The Company periodically reviews its executive pay levels to assure consistency with the external market. Generally, the Company's actual base salary levels for 1999 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented and capable of creating added stockholder value.

      Annual salary adjustments for the Company are based on several factors: general levels of market salary increases, individual performance, competitive base salary levels, and the Company's overall financial results. The Company reviews performance qualitatively considering total shareholder returns, level of earnings, return on equity, return on total capital and individual business unit performance. These criteria are assessed qualitatively and are not weighted. All base salary increases are based on a philosophy of pay-for-performance and perceptions of an individual's long-term value to the Company. As a result, employees with higher levels of performance sustained over time will be paid correspondingly higher salaries.

Annual Bonus Plan

      The Company's Annual Bonus Plan is intended to (1) reward key employees based on company/business unit and individual performance; (2) motivate key employees; and (3) provide competitive cash compensation opportunities to plan participants. Under the plan, target award opportunities vary by individual position and are expressed as a percent of base salary. The individual target award opportunities, which are slightly below market median levels, are then aggregated into a total target pool which is adjusted as described below. The amount a particular executive may earn is directly dependent on the individual's position, responsibility, and ability to impact our financial success.

      The actual bonus pool is established each year by modifying the target pool based on the Company's overall performance against measures established by the Committee. In fiscal year 1999, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1999, the Company's EBIT performance was at target, resulting in the EBlT portion of the bonus paid being at target. The remaining 50% of the annual bonus opportunity in 1999 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered the Company's net income, return on equity relative to industry peers (using selected peers from among Value Line's Diversified Natural Gas Group included in the shareholder return graph), return on total capital compared to this selected group of industry peers, the

 EBlT performance of each business
unit, progress made toward improving the Company's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established slightly below target by the Committee. As a result, actual bonus payments for 1999 were slightly below target and median market levels.

      Individual awards from the established bonus pool are recommended by senior management, with advice and consent from the Committee. Individual awards from the pool are based on business unit and individual employee performance, future potential, and competitive considerations. All individual performance assessments are conducted in a non-formula fashion without specific goal weightings. The total bonus awards made may not exceed the amount of funds in the bonus pool.

Long-Term Incentive Plan

      The Company's Long-Term Incentive Plan ("LTIP") is designed to focus executive efforts on the long-term goals of the Company and to maximize total return to our shareholders. While the Company's LTIP allows the Committee to use a variety of long-term incentive devices, the Committee has relied solely on stock option awards to provide long-term incentive opportunities in recent years.

      Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and the most recent grants are fully exercisable within 5 years of the grant date.

      Stock options were granted to certain of the Named Executive Officers in 1999 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on the Company's financial success, its future business plans, and the individual's position and level of responsibility within the Company. All of these factors are assessed subjectively and are not weighted. The number of stock options granted by the Company in 1999, overall, fell between market median and 75th percentile levels.

      The Committee believes stock options are an important part of the Company's total executive pay program since employees only receive income from the options if the Company's share price rises.

1999 Chief Executive Officer Pay

      As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of the Company (considering the factors described under the annual bonus plan above).

      Mr. Arledge's annual salary was not adjusted in 1999, at his request. This leaves the CEO's base salary below the market median.

      Mr. Arledge's bonus for 1999 was $475,000, payable in 2000. This award was slightly below targeted levels (and below market median levels).

      The Committee granted stock options for 150,000 shares to Mr. Arledge in 1999 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is well below the market median level for the executive position Mr. Arledge holds.

$1 Million Pay Deductibility Cap

      Under Section 162(m) of the Internal Revenue Code of 1986, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, the Company's 1998 Incentive Stock Plan is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit. Other elements of the direct compensation program have not been qualified under Section 162(m) since the CEO is the only executive whose base salary plus target bonus exceeds $1 million.

                               Compensation and Executive Development Committee

                               John M. Bissell, Chairman
                               Jerome S. Katzin
                               J. Carleton MacNeil, Jr.

             PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                    [GRAPH]

                           Five-Year Cumulative Values
                             $100 Invested 12/31/94
                              Dividends Reinvested


                                DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                    -----------------------------------------------------------------
                     1994        1995        1996        1997        1998        1999
                     ----        ----        ----        ----        ----        ----
The Company         $ 100       $ 145       $ 193       $ 245       $ 279       $ 284
S&P 500               100         138         169         226         290         351
Index(1)(2)           100         125         154         170         164         213

(1) Value Line's Diversified Natural Gas Group - the Performance Graph reflects total shareholder returns weighted to reflect the market capitalizations of the peer companies. This peer group is comprised of: Cabot, Columbia Gas, Consolidated Nat'l Gas, Devon Energy, Dynegy, Inc., Eastern Enterprises, El Paso Energy, Enron, Equitable Resources, KN Energy, Mitchell Energy, National Fuels Gas, Questar, Southwestern Energy, Union Pacific, Vintage Petroleum and Williams' Cos.

(2)  Coastal is excluded from the Index.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           a.   Security Ownership of Certain Beneficial Owners

      The following table sets forth information, as of March 6, 2000, with respect to each person known or believed by the Company to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class (1)
     -------------------                       --------------             ----------------            ------------

O. S. Wyatt, Jr.                            Class A Common Stock               154,429  (2)                44.9
Eight Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                21,695,816  (3)                10.1
Thrift Plan, ESOP and                       Class A Common Stock                54,213  (3)                15.8
Pension Plan of Coastal
and its subsidiaries
Chase Bank of Texas, N.A.
600 Travis, 10th Floor
Houston, Texas  77002

Isabel H. Long                            Series A Preferred Stock              28,976                     54.9
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              26,680  (4)               100.0
c/o David DeZurik
777 S. Federal Hwy.
Pompano Beach, Florida 33062

----------

(1) Class includes shares represented by presently exercisable stock options held by directors and executive officers.

(2) Includes 7,207 shares of Class A Common Stock owned by the spouse of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

(3) The Trustee/Custodian is the record owner of these shares; and also is the record owner of 283 shares of the Series B Preferred Stock, each of which is convertible into 7.325 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under the Pension Trust. Absent timely voting instructions, the Trustee/Custodian is permitted to vote Thrift Plan and ESOP shares on any matter at meetings of stockholders, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

(4) Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of the Company.

            b.    Security Ownership of Management

      The following table sets forth information, as of March 6, 2000, as to each class of equity securities of the Company beneficially owned by all directors, the Named Executive Officers, and the directors and executive officers of the Company as a group.

                                                                             Amount and
                                     Name of                                  Nature of                Percent
Title of Class                  Beneficial Owner                       Beneficial Ownership(1)        of Class*
--------------                  ----------------                       -----------------------        ---------

Common Stock                   David A. Arledge                                548,686
Class A Common Stock                                                                72
Common Stock                   Harold Burrow                                   283,235  (2)
Class A Common Stock                                                            13,601                   3.9
Common Stock                   John M. Bissell                                  14,416
Common Stock                   George L. Brundrett, Jr.                         15,362
Class A Common Stock                                                             2,290
Common Stock                   James F. Cordes                                  25,763
Common Stock                   Roy L. Gates                                     15,044
Class A Common Stock                                                             2,736
Common Stock                   Anthony W. Hall, Jr.                              1,000
Common Stock                   Kenneth O. Johnson                               85,863
Class A Common Stock                                                             9,604                   2.8
Common Stock                   Jerome S. Katzin                                 87,770  (2)
Common Stock                   J. Carleton MacNeil, Jr.                          5,404
Common Stock                   Thomas R. McDade                                 14,127  (2)
Common Stock                   O. S. Wyatt, Jr.                              4,784,183  (2)              2.2
Class A Common Stock                                                           154,429  (2)             44.9
Common Stock                   Coby C. Hesse                                    77,769
Common Stock                   James A. King                                   114,382
Common Stock                   Jeffery A. Connelly                             125,335
Common Stock                   Rodney D. Erskine                                61,448
Common Stock                   All directors and executive officers as a     7,029,150  (3)              3.3
Class A Common Stock           group (31 persons, including the above)         183,966  (3)             53.6

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers.

      (1) Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in the Coastal ESOP and the Coastal Thrift Plan, and presently exercisable stock options to purchase shares of Common Stock held by Messrs. Arledge 500,196, Burrow 3,980, Bissell 4,164, Brundrett 3,252, Cordes 3,980, Gates 3,868, Johnson 7,696, Katzin 4,164, MacNeil 3,391,
           McDade 3,616, Wyatt 1,316, Hesse 63,375, King 106,875, Connelly 94,925 and Erskine 48,600.

      (2) Includes shares owned by the spouse of Mr. Burrow (10,000 shares of Common Stock), by the spouse of Mr. Katzin (1,856 shares of Common Stock), by the spouse of Mr. McDade (2,000 shares of Common Stock) and by the spouse of Mr. Wyatt (527,907 shares of Common Stock and 7,207 shares of Class A Common Stock), as to which shares beneficial ownership is disclaimed.

      (3) Includes presently exercisable stock options to purchase 1,376,970 shares of Common Stock; also includes 555,757 shares of Common Stock and 7,207 shares of Class A Common Stock owned by spouses, as to which shares beneficial ownership is disclaimed.

Item 13.   Certain Relationships and Related Transactions.

     During 1999, Company subsidiaries sold a total of approximately 5.2 million gallons of jet fuel to L. B. Limited, a charter airline, at prevailing market prices totaling approximately $3.4 million. Coastal subsidiaries also sold jet fuel to Laker Airways, Inc. ("Laker") in 1998, but made no such sales in 1999.
O. S. Wyatt, Jr. owned approximately 51% of the stock of Laker which he disposed of in 1997; and he owns approximately one-third of the shares of L. B. Limited. A balance of approximately $2.1 million of Laker indebtedness to Coastal is guaranteed by Mr. Wyatt.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements and Supplemental Information.

                 The following Consolidated Financial Statements of Coastal and Subsidiaries and Supplemental Information are included in response to
           Item 8 hereof on the attached pages as indicated:

                                                                            Page

           Independent Auditors' Report...................................  F-12
           Statement of Consolidated Operations for the years ended
           December 31, 1999, 1998 and 1997...............................  F-13
           Consolidated Balance Sheet at December 31, 1999 and 1998.......  F-14
           Statement of Consolidated Cash Flows for the years ended
           December 31, 1999, 1998 and 1997...............................  F-16
           Statement of Consolidated Common Stock and Other Stockholders'
           Equity for the years ended December 31, 1999, 1998 and 1997....  F-17
           Notes to Consolidated Financial Statements.....................  F-18
           Supplemental Information on Oil and Gas Producing Activities
           (Unaudited)....................................................  F-43

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

           10.6+ The Coastal Corporation Amended and Restated Stock Grant Plan, effective October 9, 1997 (Exhibit 10.7 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

           10.7+ The Coastal Corporation Amended and Restated Deferred Compensation Plan for Directors, effective October 9, 1997 (Exhibit 10.8 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

           10.8+ The Coastal Corporation 1990 Stock Option Plan (Exhibit 10.13 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

           10.9+ The Coastal Corporation 1997 Directors Stock Plan, effective June 5, 1997 (Exhibit 10.10 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

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

           10.16+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Eleventh Amendment dated December 6, 1996 (Exhibit 10.17 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

          -------------------------
          Note:
             + Indicates documents incorporated by reference from the prior filing indicated.

           10.17+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Fourteenth Amendment dated December 31, 1997 (Exhibit 10.18 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

           10.18+ Agreement for Consulting Services between The Coastal Corporation and Oscar S. Wyatt, Jr. dated August 1, 1997 (Exhibit 10.19 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

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

      THE COASTAL CORPORATION
      (Registrant)


By:                      *
      ---------------------------------------
      David A. Arledge
      Chairman of the Board, President and
      Chief Executive Officer
      March 16, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:                      *
      ---------------------------------------
      David A. Arledge
      Chairman of the Board, President and
      Chief Executive Officer
      (Principal Executive Officer)
      March 16, 2000


By:                      *
      ---------------------------------------
      Coby C. Hesse
      Principal Accounting Officer and
      Principal Financial Officer
      March 16, 2000


By:
      ---------------------------------------
      John M. Bissell
      Director
      March __, 2000

                                      * * *

By:                      *
      ---------------------------------------
      George L. Brundrett, Jr.
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      Harold Burrow
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      James F. Cordes
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      Roy L. Gates
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      Anthony W. Hall, Jr.
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      Kenneth O. Johnson
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      Jerome S. Katzin
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      J. Carleton MacNeil, Jr.
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      Thomas R. McDade
      Director
      March 16, 2000


By:                      *
      ---------------------------------------
      O. S. Wyatt, Jr.
      Director
      March 16, 2000


*By:  AUSTIN M. O'TOOLE
      ---------------------------------------
      Austin M. O'Toole.
      (as attorney-in-fact)
      March 16, 2000

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

                    THE COASTAL CORPORATION AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                             THE COASTAL CORPORATION
                                  BALANCE SHEET
                              (Millions of Dollars)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            1999           1998
                                                                                         ---------      ---------

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents.........................................................    $      .5      $    79.6
   Receivables.......................................................................          9.6            6.1
   Receivables from subsidiaries.....................................................      2,050.8        1,516.6
   Prepaid expenses and other........................................................          4.9            4.6
                                                                                         ---------      ---------
      Total Current Assets...........................................................      2,065.8        1,606.9
                                                                                         ---------      ---------

PROPERTY, PLANT AND EQUIPMENT - at cost, net.........................................           .6             .5
                                                                                         ---------      ---------

INVESTMENTS IN SUBSIDIARIES AND OTHER ASSETS:
   Investment in subsidiaries at cost plus equity in undistributed earnings since
      acquisition....................................................................      4,853.2        4,361.7
   Due from subsidiaries.............................................................        283.2          128.1
   Deferred income taxes.............................................................        145.4          120.5
   Other assets......................................................................        517.8          392.3
                                                                                         ---------      ---------
                                                                                           5,799.6        5,002.6
                                                                                         ---------      ---------
                                                                                         $ 7,866.0      $ 6,610.0
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

                                  EXHIBIT INDEX


Exhibit
Number                                     Document
-------       -----------------------------------------------------------------
   3.1+       Restated Certificate of Incorporation of Coastal, as restated on
              March 22, 1994 (Filed as Module TCC-Artl-Incorp on March 28,
              1994).

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

  10.6+ The Coastal Corporation Amended and Restated Stock Grant Plan, effective October 9, 1997 (Exhibit 10.7 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.7+ The Coastal Corporation Amended and Restated Deferred Compensation Plan for Directors, effective October 9, 1997 (Exhibit 10.8 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.8+ The Coastal Corporation 1990 Stock Option Plan (Exhibit 10.13 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

  10.9+ The Coastal Corporation 1997 Directors Stock Plan, effective June 5, 1997 (Exhibit 10.10 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

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

  10.16+ Pension Plan for Employees of The Coastal Corporation as of January 1, 1993, as further amended by the Eleventh Amendment dated December 6, 1996 (Exhibit 10.17 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.17+ Pension Plan for Employee of The Coastal Corporation as of January 1, 1993, as further amended by the Fourteenth Amendment dated December 31, 1997 (Exhibit 10.18 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.18+ Agreement for Consulting Services between The Coastal Corporation and Oscar S. Wyatt, Jr. dated August 1, 1997 (Exhibit 10.19 to Coastal's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

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

                                                                      Exhibit 21

                    SUBSIDIARIES OF THE COASTAL CORPORATION

                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

Coastal Alliance Pipeline Company, L.L.C. (50%).......................................    Delaware
       Alliance Pipeline, LP (14.44% LP)..............................................    Delaware*
Coastal Capital Corporation ..........................................................    Delaware
       Coastal Finance Corporation....................................................    Delaware
       Coastal Midwest, Inc...........................................................    Delaware
Coastal Coal Company, LLC (52.3%).....................................................    Delaware
Coastal Coal, Inc.....................................................................    Delaware
       Coastal Credit, Inc............................................................    Delaware
Coastal Finance I.....................................................................    Delaware
Coastal Gas International Company.....................................................    Delaware
       Coastal Gas & Power India I Ltd................................................    Cayman Islands
       Coastal Gas India Holdings Ltd.................................................    Cayman Islands
              Coastal Gas India Ltd...................................................    Cayman Islands
       Coastal Gas International Ltd..................................................    Cayman Islands
              Coastal Gas Australia Pty Ltd...........................................    Cayman Islands
       Coastal Gas International Ventures, Inc........................................    Delaware
       Coastal Gas Storage Victoria Ltd...............................................    Cayman Islands
              Coastal Gas Storage Victoria Pty Ltd....................................    Australia
       Coastal Gas Toluca Ltd.........................................................    Cayman Islands
       Coastal Gas Venezuela Ltd......................................................    Cayman Islands
Coastal Gas Services Company..........................................................    Delaware
       ANR Gas Supply Company.........................................................    Delaware
       ANR Transportation Services Company............................................    Delaware
              CES Gas & Electric, Inc.................................................    Delaware
       Coastal Canada Gas Services, Inc...............................................    New Brunswick
              Engage Energy Canada, Inc. (50%)**......................................    Alberta
       Coastal Electric Services Company..............................................    Delaware
       Coastal Field Services Company.................................................    Delaware
              CFS Holding Company.....................................................    Delaware
                    CFS Louisiana, L.P. (1% LP).......................................    Delaware*
                    CFS Louisiana Midstream Company...................................    Delaware
              CFS Louisiana, L.P. (1% GP and 98% LP)..................................    Delaware*
              CIG Merchant Company....................................................    Delaware
              Coastal Gas Gathering and Processing Company............................    Delaware
                    CFS Processing Company............................................    Delaware
                           CGGP Texas, L.P. (49.1% LP)................................    Delaware*
                    CGGP Texas, L.P. (1% GP and 49.9% LP).............................    Delaware*
                           Coastal Aux Sable Liquid Products Company..................    Delaware
                                 Aux Sable Liquid Products L.P. (14.44% LP)**.........    Delaware*
                           Aux Sable Liquid Products, Inc. (14.4%)....................    Delaware
                                 Aux Sable Liquid Products L.P. (1% GP)**.............    Delaware*
                    Coastal Dauphin Island Company, L.L.C...........................      Delaware
                           DIGP Holding Company, L.L.C................................    Delaware
                           MBPP Holding Company, L.L.C................................    Delaware
                    Blacks Fork Gas Processing Company (50%)**........................    Wyoming*

                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

              Coastal States Gas Transmission Company.................................    Delaware
                    Starr County Gathering System (30%)**.............................    Texas*
                    Starr-Zapata Pipe Line Company (50% GP)**.........................    Texas*
       Coastal Gas Marketing Company..................................................    Delaware
              CGM, Inc................................................................    Delaware
                    Coastal Mineral Financing, L.P. (99%).............................    Delaware*
                    Engage Energy US, L.P. (50%)**....................................    Delaware*
              Coastal Gas Marketing Direct Link Corp. ................................    Delaware
              Engage Energy US, Inc. (50%)**..........................................    Delaware
              Engage Energy US, L.P. (1%)**...........................................    Delaware*
       Coastal Horsham Pipeline I Ltd.................................................    Cayman Islands
              Coastal Gas Pipelines Victoria, L.L.C...................................    Delaware
       Coastal Multi-Fuels, Inc.......................................................    Delaware
       Coastal Pan American Corporation...............................................    Delaware
              Coastal Cape Horn Ltd...................................................    Cayman Islands
                    Coastal Austral Ltd...............................................    Cayman Islands
                           Coastal Aruba Holding Company N.V. (1.68%).................    Aruba
                    Coastal TDF Ltd...................................................    Cayman Islands
                           Coastal Aruba Holding Company N.V. (1.68%).................    Aruba
       Coastal Southern Pipeline Company..............................................    Delaware
              Gulfstream Natural Gas System, L.L.C. (49%).............................    Delaware
Coastal Health Management Corporation (46%)...........................................    Delaware
Coastal Holding Corporation...........................................................    Delaware
       CIC Industries, Inc............................................................    Delaware
              Coastal Chem, Inc.......................................................    Delaware
              Coastal Pipeline Company................................................    Delaware
              Coastal Refining & Marketing, Inc.......................................    Delaware
                    Coastal Liquids Partners, L.P. (6.212% LP)**......................    Delaware*
                    Coastal Petroleum (Bahamas) Limited...............................    The Bahamas
                    Coastal Refined Products Corporation..............................    Delaware
                           Coastal Liquids Transportation, L.P. (88% LP)..............    Delaware*
                    Coastal States Crude Gathering Company............................    Texas
                           Coastal Liquids Transportation, L.P. (2% GP)...............    Delaware*
                                 Coastal Liquids Partners, L.P. (.804% GP and
                                 21.138% LP)**........................................    Delaware*
                    Distribuidora Coastal, S.A. de C.V................................    El Salvador
                    Fulton Cogeneration Associates, L.P. (3%GP and 64-2/3% LP)........    New York*
                    Lube & Wax Ventures, L.L.C. (50%)**...............................    Delaware
       Coastal Catalyst Technology, Inc...............................................    Delaware
       Coastal Cat Process Marketing, Inc.............................................    Delaware
              BAR-CO Processes Joint Venture (50%)**..................................    Texas*
       Coastal Eagle Point Oil Company................................................    Delaware
       Coastal Energy Corporation.....................................................    Delaware
       Coastal Mobile Refining Company................................................    Delaware
       Coastal Petrochemical International A.V.V......................................    Aruba
              Coastal Petrochemical International (L) Limited.........................    Labuan (Malaysia)
                    Coastal Aruba Holding Company N.V. (13.19%).......................    Aruba
       Coastal West Ventures, Inc.....................................................    Delaware

                     SUBSIDIARIES OF THE COASTAL CORPORATION

                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization


Coastal Limited Ventures, Inc (.99%)..................................................    Texas
       ANR Financial Services, Inc....................................................    Delaware
Coastal Mart, Inc.....................................................................    Delaware
       Coastal Mart Holdings, Inc.....................................................    Delaware
              Coastal Markets, Ltd....................................................    Texas*
       TND Beverage Corporation.......................................................    Texas
Coastal Medical Services, Inc.........................................................    Delaware
Coastal Midland, Inc..................................................................    Delaware
       Coastal Micogen Partner, Inc...................................................    Delaware
              Micogen Limited Partnership (1% GP).....................................    Delaware*
                    Midland Cogeneration Venture Limited Partnership
                    (4.531% LP)**.....................................................    Delaware*
              Source Midland Limited Partnership (20% GP).............................    Delaware*
                    MEI Limited Partnership (1% GP and 49% LP)........................    Delaware*
                           Midland Cogeneration Venture Limited
                           Partnership (9.063% GP and 0.906% LP)**....................    Delaware*
                    Midland Cogeneration Venture Limited Partnership
                    (18.125% GP)**....................................................    Delaware*
       MEI Limited Partnership (1% GP and 49% LP).....................................    Delaware*
       Micogen Limited Partnership (99%LP)............................................    Delaware*
       Midland Cogeneration Venture Limited Partnership (10.875% GP)**................    Delaware*
       Source Midland Limited Partnership (80% LP)....................................    Delaware*
Coastal Natural Gas Company...........................................................    Delaware
       ANR Gulfstream, L.L.C..........................................................    Delaware
              Gulfstream Natural Gas System, L.L.C. (51%) ............................    Delaware
       American Natural Resources Company.............................................    Delaware
              ANR Alliance Transportation Services Company............................    Delaware
              ANR Credit Corporation..................................................    Delaware
              ANR Development Corporation.............................................    Delaware
                    ANR Real Estate Corporation.......................................    Connecticut
              ANR Field Services Company..............................................    Delaware
              ANR Independence Pipeline Company.......................................    Delaware
              ANR Intrastate Gas Company, Inc.........................................    Delaware
              ANR Pipeline Company....................................................    Delaware
                    ANR Alliance Pipeline Company Canada, Inc.........................    Canada
                           Alliance Pipeline Ltd. (14.44%) **.........................    Canada
                                 Alliance Pipeline Limited Partnership (1% GP)**......    Canada*
                    ANR Alliance Pipeline Company U.S., Inc...........................    Delaware
                           Alliance Pipeline, Inc. (14.44%)**.........................    Delaware
                                 Alliance Pipeline, L.P. (1% GP)**....................    Delaware*
                    ANR Atlantic Pipeline Company.....................................    Delaware
                    ANR Capital Corporation...........................................    Delaware
                    ANR Energy Conversion Company.....................................    Michigan
                           Coastal Minerals Financing, L.P. (1% GP)...................    Delaware*
                    ANR Iroquois, Inc.................................................    Delaware
                           ANR New England Pipeline Company...........................    Delaware
                                 Iroquois Gas Transmission System, L.P. (6.6%)**......    Delaware*
                           Iroquois Gas Transmission System, L.P. (9.4%)**............    Delaware*


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

                    ANR Southern Pipeline Company.....................................    Delaware
                    ANR Western Gulf Holdings, L.L.C..................................    Delaware
                           Deepwater Holdings, L.L.C. (17.645%)**.....................    Delaware
                                 Stingray Pipeline Company, L.L.C.....................    Delaware
                                 U-T Offshore System, L.L.C...........................    Delaware
                                 West Cameron Dehydration Company, L.L.C..............    Delaware
                                 Western Gulf Holdings, L.L.C.........................    Delaware
                                        East Breaks Gathering Company, L.L.C..........    Delaware
                                        High Island Offshore System, L.L.C............    Delaware
                    American Natural Offshore Company.................................    Delaware
                           Deepwater Holdings, L.L.C. (14.819%)**.....................    Delaware
                           Texas Offshore Pipeline System, Inc........................    Delaware
                                 Deepwater Holdings, L.L.C. (14.819%)**...............    Delaware
                           Unitex Offshore Transmission Company.......................    Delaware
                                 Deepwater Holdings, L.L.C. (2.717%)**................    Delaware
              ANR Production Company..................................................    Delaware
                    ANRPC Holdings, Inc...............................................    Delaware
                           Coastal Oil & Gas USA, L.P. (30% LP).......................    Delaware*
                                 Coastal Health Management Corporation (50%)..........    Delaware
                    Coastal Limited Ventures, Inc. (20.98%)...........................    Texas
                    Coastal Liquids Transportation, L.P. (10% LP).....................    Delaware*
                    Coastal Oil & Gas Resources, Inc. (20.98%)........................    Delaware
              ANR Storage Company.....................................................    Michigan
                    ANR Blue Lake Company.............................................    Delaware
                           Blue Lake Gas Storage Company (75%)**......................    Michigan*
                    ANR Cold Springs Company..........................................    Delaware
                           Kalkaska Gas Storage Limited Partnership (75%)**...........    Michigan*
                    ANR Eaton Company.................................................    Michigan
                           Eaton Rapids Gas Storage System (50%)**....................    Michigan*
                    ANR Jackson Company...............................................    Delaware
                           Jackson Pipeline Company (25%)**...........................    Michigan
                    ANR Northeastern Gas Storage Company..............................    Delaware
                           Steuben Gas Storage Company (50%)**........................    New York*
                    ANR Western Storage Company.......................................    Delaware
              ANR Venture Eagle Point Company.........................................    Delaware
                    Eagle Point Cogeneration Partnership (.01%)**.....................    New Jersey*
              ANR Venture Management Company..........................................    Delaware
                    Capitol District Energy Center Cogeneration
                    Associates (50%)**................................................    Connecticut*
              ANR Western Coal Development Company....................................    Delaware
              ANRFS Holdings, Inc.....................................................    Delaware
                    ANR Advance Holdings, Inc. (50%)**................................    Delaware
                           Transport USA, Inc.........................................    Pennsylvania
              Coastal Coal Company, LLC (47.7%).......................................    Delaware
                    Coastal Coal - West Virginia, LLC.................................    Delaware
              Coastal International Finance Ltd.......................................    Honduras
                    Coastal Offshore Finance Ltd......................................    Cayman Islands
                           Coastal Offshore Insurance Ltd.............................    Bermuda


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

              Coastal Great Lakes, Inc................................................    Delaware
                    Great Lakes Gas Transmission Limited Partnership (32.44%)**.......    Delaware*
              Empire State Pipeline Company, Inc......................................    New York
                    Empire State Pipeline (50%)**.....................................    New York
              Mid Michigan Gas Storage Company........................................    Michigan
       CIC Stock Corporation..........................................................    Delaware
              CIG Gas Storage Company.................................................    Delaware
                    Young Gas Storage Company, Ltd. (47.5%)**.........................    Colorado*
              CIG Resources Company...................................................    Delaware
                    CIG-Nitrotec Joint Venture (90%)..................................    Colorado
                    CIG Production Company, L. P. (1%GP)..............................    Delaware*
                    Fort Union Gas Gathering, LLC (10.01%)**..........................    Delaware
                    Johnstown Cogeneration Company, LLC (50%)**.......................    Colorado
                    Keyes Helium Company, LLC (81.45%)................................    Colorado
       CIG-Canyon Compression Company.................................................    Delaware
       CIG Gas Supply Company.........................................................    Delaware
              Wyco Development, LLC (50%)**...........................................    Colorado
              Wyoming Interstate Company, Ltd. (50% GP)...............................    Colorado*
       CIG Overthrust, Inc............................................................    Delaware
              Overthrust Pipeline Company (10%)**.....................................    Illinois
       CIG Trailblazer Gas Company....................................................    Delaware
       Coastal Alliance Pipeline Company, L.L.C. (50%)................................    Delaware
              Alliance Pipeline, L.P. (14.44% LP)**...................................    Delaware*
       Colorado Interstate Gas Company................................................    Delaware
              CIG Exploration, Inc....................................................    Delaware
                    Coastal Limited Ventures, Inc. (4.43%)............................    Texas
                    Coastal Oil & Gas Resources, Inc. (4.43%).........................    Delaware
              CIG Field Services Company..............................................    Delaware
              Colorado Water Supply Company...........................................    Delaware
                    Colorado Interstate Production Company............................    Delaware
                           CIG Production Company, L.P. (99% LP)......................    Delaware*
       Great Lakes Gas Transmission Company (50%)**...................................    Delaware
              Great Lakes Gas Transmission Limited Partnership (35.12%)**.............    Delaware*
       Wyoming Gas Supply, Inc........................................................    Delaware
              Wyoming Interstate Company, Ltd (50% LP)................................    Colorado*
Coastal Oil & Gas Corporation.........................................................    Delaware
       COGC Resale Company............................................................    Delaware
       Coastal Australia AC 96-3 Ltd..................................................    Cayman Islands
              Coastal Oil & Gas Australia 20 Pty Ltd..................................    Australia
       Coastal Australia AC 96-4 Ltd..................................................    Cayman Islands
              Coastal Oil & Gas Australia 21 Pty Ltd..................................    Australia
       Coastal BAS-97 Ltda............................................................    Brazil
       Coastal BCAM-2 Ltda............................................................    Brazil
       Coastal Buenos Aires I Ltd.....................................................    Cayman Islands
       Coastal Buenos Aires II Ltd....................................................    Cayman Islands
       Coastal Buenos Aires III Ltd...................................................    Cayman Islands
       Coastal Buenos Aires IV Ltd....................................................    Cayman Islands
       Coastal Colombia Ltd...........................................................    Cayman Islands


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

       Coastal Development I Ltd......................................................    Cayman Islands
       Coastal Development II Ltd.....................................................    Cayman Islands
              Coastal Oil & Gas Australia Pty Ltd.....................................    Australia
              Coastal Oil & Gas Canada, Inc...........................................    Canada
       Coastal Development III Ltd....................................................    Cayman Islands
              Coastal Oil & Gas Australia 283 Pty Ltd.................................    Australia
       Coastal Development IV Ltd.....................................................    Cayman Islands
       CoastalDril, Inc...............................................................    Delaware
       Coastal Hungary Ltd............................................................    Hungary
       Coastal Indonesia Bangko Ltd...................................................    Cayman Islands
       Coastal Indonesia Sampang Ltd..................................................    Cayman Islands
       Coastal Javelina, Inc..........................................................    Delaware
              Javelina Company (40%)**................................................    Texas*
              Javelina Pipeline Company (40%)**.......................................    Texas*
       Coastal Limited Ventures, Inc. (73.6%).........................................    Texas
       Coastal Oil & Gas Gathering, L.P. .............................................    Delaware*
       Coastal Oil & Gas Holdings, Inc................................................    Delaware
              Coastal Oil & Gas USA, L.P. (69% LP)....................................    Delaware*
       Coastal Oil & Gas Resources, Inc. (73.59%).....................................    Delaware
       Coastal Oil & Gas USA, L.P. (1% GP)............................................    Delaware*
       Coastal Peru Ltd...............................................................    Cayman Islands
       Coastal Peru 73 Ltd............................................................    Cayman Islands
Coastal Power Company.................................................................    Delaware
       ANRV-EP, Inc...................................................................    Delaware
              ANR Eagle Point, L.P....................................................    Delaware
                    Eagle Point Cogeneration Partnership (49.9%)**....................    New Jersey*
       Coastal Bangchak Power Ltd.....................................................    Cayman Islands
       Coastal Henan Power Ltd........................................................    Cayman Islands
              Coastal Henan Power I Ltd...............................................    Cayman Islands
              Coastal Henan Power II Ltd..............................................    Cayman Islands
       Coastal Clark Investor Ltd.....................................................    Cayman Islands
       Coastal Clark Manager Ltd......................................................    Cayman Islands
       Coastal Manager Ltd............................................................    Cayman Islands
       Coastal Mexicana Northeast Ltd.................................................    Cayman Islands
       Coastal Mexicana Northwest Ltd.................................................    Cayman Islands
       Coastal Nanjing Investor Ltd...................................................    Cayman Islands
              Coastal Nanjing Power Ltd...............................................    Cayman Islands
       Coastal Nanjing Manager Ltd....................................................    Cayman Islands
       Coastal Palembang Power Ltd....................................................    Cayman Islands
              Coastal Palembang Power (Singapore) Pte Ltd.............................    Singapore
       Coastal Peenya Investor Ltd....................................................    Cayman Islands
              Coastal Peenya Power Ltd................................................    Mauritius
              Peenya Power Company (50%)**............................................    India
       Coastal Peenya Manager Ltd.....................................................    Cayman Islands
       Coastal Power Central America Ltd..............................................    Cayman Islands
       Coastal Power Dominicana Generation Ltd........................................    Cayman Islands
              Coastal Itabo, Ltd......................................................    Cayman Islands
       Coastal Power Guatemala Distribution Ltd.......................................    Cayman Islands


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

       Coastal Power Guatemala Ltd....................................................    Cayman Islands
       Coastal Power India (Cayman) Ltd...............................................    Cayman Islands
              Coastal Power India I Ltd...............................................    Mauritius
       Coastal Power International Ltd................................................    Cayman Islands
              Compania de Electricidad de Puerto Plata, S.A. (48%)**..................    Dominican Republic
              Energia Coastal Guatemala, S.A..........................................    Guatemala
       Coastal Power International II Ltd.............................................    Cayman Islands
              Quetta Power Holding Company I Ltd. (50%)**.............................    Cayman Islands
              ......Habibullah Coastal Power (Private) Company........................    Pakistan
              ......Quetta Power Holding Company II Ltd...............................    Cayman Islands
       Coastal Power International III Ltd............................................    Cayman Islands
       Coastal Power International IV Ltd.............................................    Cayman Islands
       Coastal Power International V Ltd..............................................    Cayman Islands
       Coastal Power Khulna Holding Ltd...............................................    Cayman Islands
              Coastal Khulna Power ApS................................................    Denmark
                    Khulna Power Company Ltd. (73.9%)**...............................    Bangladesh
       Coastal Power Lanka Ltd........................................................    Cayman Islands
       Coastal Power Nicaragua Ltd....................................................    Cayman Islands
              Tipitapa Power Company Ltd. (59%)**.....................................    Cayman Islands
              Coastal Power Nicaragua Holding Company Ltd.............................    Cayman Islands
              CEG Finance Company Ltd.................................................    Cayman Islands
       Coastal Power Noapara Ltd......................................................    Cayman Islands
       Coastal Power Panama Generation Ltd............................................    Cayman Islands
              Coastal Power Panama Investor, S.A......................................    Panama
                    Pedregal Power Company S.R.L......................................    Panama
                    Americas Holding Corp. (49%)**....................................    Panama
                           Americas Generation Corp...................................    Panama
       Coastal Power Pecem Ltd........................................................    Cayman Islands
       Coastal Saba Investor Ltd......................................................    Cayman Islands
              Coastal Saba Investor II Ltd............................................    Cayman Islands
                    Coastal Saba Power Ltd............................................    Mauritius
                           Saba Power Company (Private) Limited**.....................    Pakistan
              Coastal Saba Manager II Ltd.............................................    Cayman Islands
       Coastal Saba Manager Ltd.......................................................    Cayman Islands
       Coastal Salvadoran Power Ltd...................................................    Cayman Islands
              Coastal Nejapa Ltd. (90%)...............................................    Cayman Islands
       Coastal Suzhou Investor Ltd....................................................    Cayman Islands
              Coastal Suzhou Power Ltd................................................    Cayman Islands
                    Suzhou New District Cogeneration Company (60%)**..................    Jiangsu Province, China
       Coastal Suzhou Manager Ltd.....................................................    Cayman Islands
              Coastal Gusu Heat & Power Ltd...........................................    Cayman Islands
                    Suzhou Suda Cogeneration Power Company Ltd. (60%)**...............    China
       Coastal Wisconsin Energy, LLC..................................................    Wisconsin
       Coastal Wisconsin Manager, Inc.................................................    Delaware
       Coastal Wisconsin Power, Inc...................................................    Delaware
       Coastal Wuxi Investor Ltd......................................................    Cayman Islands
              Coastal Wuxi New District Ltd...........................................    Cayman Islands
                    Wuxi Shunda Gas Turbine Company (60%)**...........................    China


                     SUBSIDIARIES OF THE COASTAL CORPORATION


                                                                                    State or Other Jurisdiction of
                                                                                    Incorporation or Organization

       Coastal Wuxi Manager Ltd.......................................................    Cayman Islands
              Coastal Wuxi Power Ltd..................................................    Cayman Islands
                    Wuxi Huada Gas Turbine Electric Power Company (60%)**.............    Jiangsu Province, China
       Front Range Power, LLC (51%)**.................................................    Delaware
       Fulton Cogeneration Associates, L.P. (32-1/3% LP)..............................    New York*
       Thermal Power Salvador Ltd.....................................................    Cayman Islands
              El Salvador Distribution Holding Company Ltd............................    Cayman Islands
Coastal States Management Corporation.................................................    Colorado
       ABCO Aviation, Inc.............................................................    Delaware
       ABCO Leasing, Inc..............................................................    Delaware
       ANR Media Company..............................................................    Michigan
       Coastal (Cayman Islands) Construction Company Ltd..............................    Cayman Islands
       Coastal do Brasil S/C Ltda.....................................................    Brazil
       Coastal Travel Mart, Inc.......................................................    Delaware
       Rancho Paloma Company, S.A. de C.V.............................................    Mexico
Coastal States Trading, Inc...........................................................    Delaware
       Atchafalaya Pipeline, L.L.C. (33-1/3%)**.......................................    Delaware
       Coastal Bridger Lake Pipeline Corporation......................................    Delaware
Coastal Technology, Inc...............................................................    Delaware
       Coastal Technology Dominicana, S.A.............................................    Dominican Republic
       Coastal Technology Ltd.........................................................    Cayman Islands
              Coastal Technology Palembang, Inc.......................................    South Dakota
                    Coastal Technology Palembang (Cayman) Ltd.........................    Cayman Islands
                           Palembang Coastal Technology (Singapore) Pte Ltd...........    Singapore
       Coastal Technology Nicaragua S.A...............................................    Nicaragua
       Coastal Technology Pakistan (Private) Limited..................................    Pakistan
       Coastal Technology Salvador, S.A. de C.V.......................................    El Salvador
Coastal Unilube, Inc..................................................................    Tennessee
Coastal Unilube of Iowa L.C...........................................................    Iowa
Coastalcorp.Com, Inc..................................................................    Delaware
       Coastalcorp.Com Properties, Inc................................................    Delaware
Cosbel Petroleum Corporation..........................................................    Delaware
       Coastal Canada Petroleum, Inc..................................................    New Brunswick,
                                                                                          Canada
              Alliance Pipeline Limited Partnership (14.44% LP).......................    Canada*
              Engage Energy Canada, L.P. (50%)**......................................    Canada*
       Coastal Fuels Marketing, Inc...................................................    Florida
              Coastal Fuels of Puerto Rico, Inc.......................................    Delaware
              Coastal Offshore Fuels, Inc.............................................    Liberia
              Coastal Terminals, Inc..................................................    Florida
              Coastal Tug and Barge, Inc..............................................    Florida
       Coastal Oil & Gas Resources, Inc. (1%).........................................    Delaware
       Coastal Oil New England, Inc...................................................    Massachusetts
       Coastal Oil New York, Inc......................................................    Delaware
Coscol Petroleum Corporation..........................................................    Delaware
       Coastal CFC Ltd................................................................    Cayman Islands
              Coastal Baltica Holding Company Ltd. (50%)**............................    Cayman Islands
              Coastal Baltica Marketing Company Ltd. (50%)**..........................    Cayman Islands
              Enterprise Investments Ltd. (50%)**.....................................    Cayman Islands


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

* Partnership

** Not consolidated

                                                                     Exhibit 23




                        CONSENT OF DELOITTE & TOUCHE LLP


     We consent to the incorporation by reference in Registration Statements No. 33-53952, 33-5214, 33-5218, 33-42696, 333-70285 and 333-72153 of The Coastal
Corporation on Forms S-8 and Registration Statements No. 333-08135, 333-81095 and 333-93463 of The Coastal Corporation on Forms S-3 of our report dated February 8, 2000, appearing in this Annual Report on Form 10-K/A of The Coastal Corporation for the year ended December 31, 1999.






DELOITTE & TOUCHE LLP



Houston, Texas
March 16, 2000