Form 10-Q
period 2000-03-31
COASTAL CORP
filed 2000-05-12
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of April 28, 2000, there were outstanding 213,581,904 shares of Common Stock, 33-1/3 (cent) par value per share, and 342,562 shares of Class A Common Stock, 33-1/3 (cent) par value per share, of the Registrant.

--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of The Coastal Corporation ("Coastal") and its subsidiaries (collectively the "Company") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales and deliveries of natural gas and petroleum products.



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                                     ASSETS                                         2000                1999
                                                                                 -------------     --------------
                                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................       $      58.6        $      44.4
   Receivables, less allowance for doubtful accounts of $17.3 million
      (2000) and $17.4 million (1999)......................................           1,594.6            1,932.5
   Inventories.............................................................             809.7              732.7
   Prepaid expenses and other..............................................             222.2              213.9
                                                                                  -----------        -----------
      Total Current Assets.................................................           2,685.1            2,923.5
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           6,362.8            6,328.7
   Refining, crude oil and chemical facilities.............................           2,582.0            2,555.0
   Gas and oil properties - at full-cost...................................           4,250.0            3,832.0
   Other...................................................................             606.8              581.5
                                                                                  -----------        -----------
                                                                                     13,801.6           13,297.2
   Accumulated depreciation, depletion and amortization....................           4,067.0            3,959.8
                                                                                  -----------        -----------
                                                                                      9,734.6            9,337.4
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             447.0              451.8
   Investments - equity method.............................................           1,491.7            1,434.9
   Other...................................................................           1,007.2              975.4
                                                                                  -----------        -----------
                                                                                      2,945.9            2,862.1
                                                                                  -----------        -----------
                                                                                  $  15,365.6        $  15,123.0
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Notes payable...........................................................       $    117.7         $     105.9
   Accounts payable........................................................          2,059.1             2,350.1
   Accrued expenses........................................................            470.6               420.0
   Current maturities on long-term debt....................................            132.0               161.6
                                                                                  ----------         -----------
      Total Current Liabilities............................................          2,779.4             3,037.6
                                                                                  ----------         -----------

Debt:
   Long-term debt, excluding current maturities............................          5,129.4             4,798.2
                                                                                  ----------         -----------

Deferred Credits and Other:
   Deferred income taxes...................................................          1,829.1             1,814.2
   Other deferred credits..................................................            778.2               785.2
                                                                                  ----------         -----------
                                                                                     2,607.3             2,599.4
                                                                                  ----------         -----------

Securities of Subsidiaries:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................            300.0               300.0
   Preferred stock issued by subsidiaries..................................            165.0               165.0
   Consolidated joint venture..............................................            285.9               285.9
                                                                                  ----------         -----------
                                                                                       750.9               750.9
                                                                                  ----------         -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation
      preference of $7.3 million)..........................................                -                   -
   Class A common stock....................................................               .1                  .1
   Common stock............................................................             72.6                72.5
   Additional paid-in capital..............................................          1,033.1             1,031.7
   Retained earnings.......................................................          3,125.3             2,965.1
                                                                                  ----------         -----------
                                                                                     4,231.1             4,069.4
   Less common stock in treasury - at cost.................................            132.5               132.5
                                                                                  ----------         -----------
                                                                                     4,098.6             3,936.9
                                                                                  ----------         -----------
                                                                                  $ 15,365.6         $  15,123.0
                                                                                  ==========         ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Operating Revenues......................................................................    $ 2,927.6   $ 1,709.6
                                                                                            ---------   ---------

Operating Costs and Expenses:
   Purchases............................................................................      2,004.1       945.9
   Operating and general expenses.......................................................        474.0       411.4
   Depreciation, depletion and amortization.............................................        142.5       108.6
                                                                                            ---------   ---------
                                                                                              2,620.6     1,465.9
                                                                                            ---------   ---------

Other Income - net......................................................................         31.6        25.3
                                                                                            ---------   ---------

Earnings Before Interest and Income Taxes...............................................        338.6       269.0
                                                                                            ---------   ---------

Interest and debt expense, less $12.6 million (2000)
   and $7.4 million (1999) capitalized..................................................         90.2        77.0
Taxes on income.........................................................................         74.8        57.5
                                                                                            ---------   ---------

Net Earnings............................................................................        173.6       134.5
Dividends on Preferred Stock............................................................           .1          .1
                                                                                            ---------   ---------

Net Earnings Available
   to Common Stockholders...............................................................    $   173.5   $   134.4
                                                                                            =========   =========

Basic Earnings Per Share................................................................    $     .81   $     .63
                                                                                            =========   =========

Diluted Earnings Per Share..............................................................    $     .80   $     .62
                                                                                            =========   =========

Cash Dividends Per Common Share.........................................................    $   .0625   $   .0625
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousand of Shares and Millions of Dollars)

                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     2000                          1999
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)
Preferred stock, par value
   33-1/3(cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             53   $        -               56   $        -
           Converted to common.........................              -            -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             53            -               54            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             58            -               61            -
           Converted to common.........................             (1)           -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             57            -               61            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             27            -               28            -
           Converted to common.........................              -            -                -            -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             27            -               28            -
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3 (cent) per
   share, authorized 2,700,000 shares:
      Beginning balance................................            345           .1              354           .1
      Converted to common..............................             (2)           -               (3)           -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            343           .1              351           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3(cent) per share,
   authorized 500,000,000 shares:
      Beginning balance................................        217,705         72.5          216,765         72.2
      Conversion of preferred stock....................              9            -               26            -
      Conversion of Class A common stock...............              2            -                3            -
      Exercise of stock options........................            124           .1              175           .1
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        217,840   $     72.6          216,969   $     72.3
                                                           ===========   ----------      ===========   ----------


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)

                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------
                                                                     2000                          1999
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                                 (Unaudited)
Additional paid-in capital:
   Beginning balance...................................                  $  1,031.7                    $  1,016.2
   Exercise of stock options...........................                         1.4                           2.6
                                                                         ----------                    ----------
   Ending balance......................................                     1,033.1                       1,018.8
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,965.1                       2,519.8
   Net earnings for period.............................                       173.6                         134.5
   Dividends on preferred stock........................                         (.1)                          (.1)
   Dividends on common stock...........................                       (13.3)                        (13.3)
                                                                         ----------                    ----------
   Ending balance......................................                     3,125.3                       2,640.9
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,398        132.5            4,396        132.5
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  4,098.6                    $  3,599.6
                                                                         ==========                    ==========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      2000            1999
                                                                                   ---------        ---------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings................................................................    $   173.6        $  134.5
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        143.0           109.6
      Deferred income taxes....................................................         42.2            47.7
      Undistributed earnings from equity investments...........................        (17.2)           (4.0)

   Working capital and other changes, excluding changes
      relating to cash and nonoperating activities:
         Accounts receivable...................................................        344.5            61.6
         Inventories...........................................................        (63.1)          (93.9)
         Prepaid expenses and other............................................        (27.4)          (17.3)
         Accounts payable......................................................       (321.4)         (106.0)
         Accrued expenses......................................................         48.8            21.1
         Other.................................................................        (49.1)          (29.1)
                                                                                   ---------        --------
                                                                                       273.9           124.2
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................       (545.0)         (304.6)
   Proceeds from sale of property, plant and equipment.........................          1.2              .9
   Additions to investments....................................................       (103.1)         (107.3)
   Proceeds from investments...................................................         99.7            12.4
   Net from discontinued operations............................................           .9           (29.3)
                                                                                   ---------        --------
                                                                                      (546.3)         (427.9)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase in short-term notes ...............................................        211.8           104.0
   Proceeds from issuing common stock..........................................          1.5             2.7
   Proceeds from long-term debt issues.........................................        434.3           200.9
   Payments to retire long-term debt...........................................       (347.6)          (88.5)
   Dividends paid..............................................................        (13.4)          (13.4)
                                                                                   ---------        --------
                                                                                       286.6           205.7
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................         14.2           (98.0)

Cash and Cash Equivalents at Beginning of Period...............................         44.4           106.9
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    58.6        $    8.9
                                                                                   =========        ========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In addition, certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

     Repair and maintenance costs incurred in connection with planned major maintenance activities at certain refineries or plants are accrued as a liability in a systematic and rational manner over the period of time until the planned major maintenance activities occur. Any difference between the accrued liability and the actual costs incurred in performing the accrual maintenance activities are charged or credited to expense at the time the maintenance occurs. At certain other refineries or plants, the cost of each major maintenance activity is capitalized and amortized to expense in a systematic and rational manner over the estimated period extending to the next planned major maintenance activity.

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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $70.5 million and $60.4 million for the three months ended March 31, 2000 and 1999, respectively. There were no cash payments for income taxes for the three months ended March 31, 2000 and March 31, 1999.

2.   Inventories

     Inventories were as follows (millions of dollars):

                                                                                   March 31,        December 31,
                                                                                    2000                1999
                                                                               ---------------     --------------
                                                                                 (Unaudited)
   Refined products, crude oil and chemicals...............................      $     648.0         $    576.2
   Coal, materials and supplies............................................            161.7              156.5
                                                                                 -----------         ----------
                                                                                 $     809.7         $    732.7
                                                                                 ===========         ==========

      Elements included in inventory cost are material, labor and manufacturing expense.

3.   Debt

     At March 31, 2000, the Company had $792.7 million of outstanding indebtedness under the Company's commercial paper program and indebtedness to banks under short-term lines of credit. The Company's financial statements at March 31, 2000 reflect $675 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $475 million as of December 31, 1999.

     In March 2000, the Company issued $400 million of floating rate notes due in 2002. The notes bear interest at a rate equal to the three-month London Interbank Offered Rate plus 0.45%. The net proceeds from the sale of the notes are being used for general corporate purposes, including the repayment of indebtedness of Coastal and its subsidiaries.

4.   Common Stock

     On March 31, 2000, 12,463,172 shares of Common Stock of the Company were reserved for stock option plans, 1,190,381 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 342,946 shares were reserved for conversion of outstanding Class A Common Stock and 16,252 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance is for conversion of the Series A, B, and C Preferred Stocks.

5.   Segment Information

     The Company's operating revenues from external customers, intersegment revenues and earnings (loss) before interest and income taxes for the three months ended March 31, 2000 and 1999 are shown as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ----------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Operating Revenues From External Customers:
      Natural gas.......................................................................    $   395.4   $   335.3
      Refining, marketing and chemicals.................................................      2,189.5     1,186.2
      Exploration and production........................................................        225.3        95.0
      Power.............................................................................         46.1        26.1
      Coal..............................................................................         69.5        64.8
      Corporate and other...............................................................          1.8         2.2
                                                                                            ---------   ---------
                                                                                            $ 2,927.6   $ 1,709.6
                                                                                            =========   =========

     Intersegment revenues were as follows: Natural gas - $3.5 million (2000), $.6 million (1999); Refining, marketing and chemicals - $1.8 million (2000), $.5 million (1999); Exploration and production - $12.6 million (2000), $5.5 million
(1999); and Corporate and other - $2.0 million (2000), $2.1 million (1999).

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.......................................................................    $   192.3   $   186.9
      Refining, marketing and chemicals.................................................         39.3        69.6
      Exploration and production........................................................        101.1        11.4
      Power.............................................................................         42.5        18.9
      Coal..............................................................................          3.2         4.3
      Corporate and other...............................................................        (39.8)      (22.1)
                                                                                            ---------   ---------
                                                                                            $   338.6   $   269.0
                                                                                            =========   =========

6.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Current Income Taxes:
      Federal...........................................................................    $    25.0   $     8.7
      Foreign...........................................................................          2.7         1.5
      State.............................................................................          4.9         (.4)
                                                                                            ---------   ---------
                                                                                                 32.6         9.8
                                                                                            ---------   ---------

   Deferred Income Taxes:
      Federal...........................................................................         42.5        43.3
      Foreign...........................................................................           .9          .8
      State.............................................................................         (1.2)        3.6
                                                                                            ---------   ---------
                                                                                                 42.2        47.7
                                                                                            ---------   ---------

                                                                                            $    74.8   $    57.5
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

                                                                            Three Months Ended March 31, 2000
                                                                   -----------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------     -----------       -----------
                                                                                     (Unaudited)
      Net earnings............................................    $        173.6
      Less preferred stock dividends..........................                .1
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             173.5         213,685       $       .81
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -           2,545
         Convertible preferred stock..........................                .1           1,210
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        173.6         217,440       $       .80
                                                                  ==============     ===========       ===========

                                                                            Three Months Ended March 31, 1999
                                                                   -----------------------------------------------
                                                                      Income           Shares
                                                                    (Numerator)     (Denominator)       Per-Share
                                                                    (Millions)       (Thousands)         Amount
                                                                  --------------     -----------       -----------
                                                                                     (Unaudited)
      Net earnings............................................    $        134.5
      Less preferred stock dividends..........................                .1
                                                                  --------------
      Basic earnings per share
         Income available to common stockholders..............             134.4         212,784       $       .63
                                                                                                       ===========
      Effect of dilutive securities
         Options..............................................                 -           2,044
         Convertible preferred stock..........................                .1           1,272
                                                                  --------------     -----------
      Diluted earnings per share
         Income available to common stockholders plus
             assumed conversions..............................    $        134.5         216,100       $       .62
                                                                  ==============     ===========       ===========

8.   Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado Interstate Gas Company's ("Colorado" or "CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998, and the parties are awaiting the Court's decision.

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

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Coastal and several of its subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States would not intervene in these cases at that time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants filed a motion to dismiss which was argued in March 2000, and the parties are awaiting the Court's decision.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including several Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the ten sites for which there is sufficient information, total cleanup costs are estimated to be approximately $611 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $8 million and has made appropriate provisions. At nine other sites, the U.S. Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

     Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total approximately $300,000, and suitable remediation, with approximately $100,000 potentially attributable to the Coastal subsidiary's activities. At the third site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis. At a California site, the Company settled the matter for a de minimis amount.

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

     Regulatory Matters

     On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. On February 9, 2000, the FERC issued a final rule implementing certain of the changes that were discussed in these two proposals. Among other things, the final rule: (a) removes the price ceilings for short-term secondary market capacity releases for a trial period through September 30, 2002; (b) permits pipelines to propose seasonally and term-differentiated rates; (c) revises requirements relating to pipeline scheduling procedures, capacity segmentation and penalties; (d) narrows the right-of- first-refusal granted to long-term shippers to retain their capacity; and (e) expands pipeline reporting requirements. Coastal's interstate pipeline subsidiaries and others have sought clarification of certain aspects of the final rule.

     On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits, i.e., balancing of adverse impacts and benefits. On October 19, 1999, Coastal's interstate pipeline subsidiaries sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. On February 9, 2000, the FERC issued an order which, among other things, held that the Policy Statement balancing criteria would apply to new optional certificate applications while it receives comments on a companion FERC notice proposing to eliminate the current optional certificate regulations.

     On May 30, 1997, Wyoming Interstate Company, Ltd. ("WIC") filed with the FERC to increase its rates by approximately $5.7 million annually. On June 27, 1997, the FERC accepted the filing effective as of December 1, 1997, subject to refund. The FERC staff and certain participants in the proceeding raised a number of issues relating to WIC's rates, revenue requirements and the treatment of an "exit fee" which WIC had received in conjunction with the termination of a transportation service agreement. WIC and most of the parties subsequently reached a settlement resolving all issues in the case. That settlement was ultimately approved by the FERC on June 21, 1999 (the "June 1999 Order"). Two parties opposed the settlement and the FERC initially severed them from the settlement and ordered a separate hearing on their issues. However, on October 13, 1999, the FERC determined that the settlement should also apply to those parties as well, inasmuch as WIC had filed a new rate case (discussed below) which would become effective before any decision could be reached and implemented (the "October 1999 Order"). The FERC denied rehearing of the October 1999 Order on December 21, 1999 (the "December 1999 Order"). The two parties who had objected to the settlement have sought judicial review of all of the 1999 orders. No briefing schedule has been established to date. In February 2000, based on the June, October and December 1999 Orders, WIC issued customer refunds, for which adequate reserves had been made.

     On July 1, 1999, WIC filed with the FERC a new rate case to increase its rates by approximately $8 million annually (based on the rates determined under the June 1999 Order). On July 29, 1999, the FERC issued its order accepting the rate filing and suspending it for five months to become effective on January 1, 2000. The order also set the case for hearing, which is currently scheduled to commence in the second half of 2000. WIC has filed to place its new rates into effect on January 1, 2000, and is collecting those rates subject to refund. In April 2000, WIC filed an offer of settlement to resolve all issues in the case for most, if not all, parties to the proceeding. The comment period on the settlement offer ends on May 25, 2000.

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

9.   Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. On May 5, 2000, the merger was approved by the shareholders of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.


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

                                                                                   Twelve Months Ended
                                                                           -------------------------------
                                                                              March 31,       December 31,
                                                                                2000              1999
                                                                           --------------   --------------
                                                                             (Unaudited)
      Return on average common stockholders' equity..................           14.1%            13.5%
      Cash flow from operating activities to long-term debt..........           23.3%            21.8%
      Total debt to total capitalization.............................           52.6%            51.9%
      Times interest earned (before tax).............................            3.2              3.1

     The increase in the cash flow from operating activities to long-term debt ratio resulted primarily from increased earnings in the first quarter of 2000 and changes in working capital.

     In March 2000, the Company issued $400 million of floating rate notes due in 2002. The notes bear interest at a rate equal to the three-month London Interbank Offered Rate plus 0.45%. The net proceeds from the sale of the notes are being used for general corporate purposes, including the repayment of indebtedness of Coastal and its subsidiaries.

     The Company has entered into hedging transactions to manage price risk relating to a portion of the Company's future natural gas production. At March 31, 2000, the Company had entered into hedging contracts on 206 billion cubic feet ("Bcf") of remaining year 2000 natural gas production and on 165 Bcf of year 2001 natural gas production. Average monthly prices on these contracts average from $2.52 to $2.76 per thousand cubic feet (based on the Henry Hub price).

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

     Unused lines of credit at March 31, 2000 were as follows (millions of dollars):

         Short-term.....................................   $     815.5
         Long-term*.....................................       1,657.2
                                                           -----------
                                                           $   2,472.7
                                                           ===========

     *$507.2 million of unused long-term credit lines is dedicated to a specific use.

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

                              Results of Operations

     The changes in the Company's earnings for the three-month period ended March 31, 2000 in comparison to the same period in 1999 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Natural gas.......................................................................    $   398.9   $   335.9
      Refining, marketing and chemicals.................................................      2,191.3     1,186.7
      Exploration and production........................................................        237.9       100.5
      Power.............................................................................         46.1        26.1
      Coal..............................................................................         69.5        64.8
      Other.............................................................................          3.8         4.3
      Adjustments and eliminations......................................................        (19.9)       (8.7)
                                                                                            ---------   ---------
                                                                                            $ 2,927.6   $ 1,709.6
                                                                                            =========   =========

     Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Natural gas.......................................................................    $   192.3   $   186.9
      Refining, marketing and chemicals.................................................         39.3        69.6
      Exploration and production........................................................        101.1        11.4
      Power.............................................................................         42.5        18.9
      Coal .............................................................................          3.2         4.3
      Corporate and other...............................................................        (39.8)      (22.1)
                                                                                            ---------   ---------
                                                                                            $   338.6   $   269.0
                                                                                            =========   =========

     Natural Gas. The increase in operating revenues of $63.0 million for the quarter can be attributed to increased volumes of natural gas liquids, primarily as a result of gas processing plants acquired during 1999, higher prices for natural gas and natural gas liquids, and increased transportation and storage revenues. Purchases increased by $45.8 million in the first three months of 2000, primarily due to higher natural gas prices and increased costs for the gas processing plants. Gross profit increased by $17.2 million for the quarter.

     Earnings before interest and taxes ("EBIT") increased by $5.4 million for the 2000 first quarter as a result of the increased gross profit of $17.2 million, increased earnings from equity investments of $7.7 million and other increases of $.6 million partially offset by higher operating and general expenses of $20.1 million. Operating and general expenses increased as a result of higher expenses for the gas processing plants and gas transportation charges.

     Refining, Marketing and Chemicals. Operating revenues increased by $1,004.6 million in the first quarter of 2000 due to increased prices partially offset by decreased volumes. Purchases increased by $1,023.5 million, also due to increased prices partially offset by decreased volumes, resulting in a gross profit decrease of $18.9 million. The gross profit decrease results from decreased margins of $14.8 million; lower volumes of $1.5 million; a decrease of $1.4 million from the selling, trading and exchanging of third-party products and other decreases of $1.2 million.

     Exploration and Production. The operating revenue increase of $137.4 million in the first quarter of 2000 results from higher production volumes and prices for natural gas, crude oil and condensate. EBIT increased by $89.7 million due to increased prices of $93.2 million and higher volumes of $55.0 million, partially offset by increased depreciation, depletion and amortization of $32.8 million; higher operating and general expenses of $13.9 million and other decreases of $11.8 million. Included in the other decreases is a business tax refund of $7.8 million in 1999. The increases for depreciation, depletion and amortization and operating and general expenses result primarily from the increased production volumes.

     Power. Operating revenues increased by $20.0 million in the 2000 first quarter due to a gain of $16.5 million from the disposition of the Company's interest in a Guatemala power facility and increased revenues from the Rensselaer cogeneration power plant which was purchased in March 1999. The EBIT increase of $23.6 million results from the $16.5 million gain noted above, increased earnings from equity investments of $5.5 million and other of $1.6 million. The increased earnings from equity investments results from an additional interest acquired in the Midland Cogeneration Venture Limited Partnership and new projects.

     Coal. The operating revenue increase of $4.7 million for the three-month period ended March 31, 2000 results from increased volumes partially offset by lower prices. EBIT decreased by $1.1 million due to increased operating and general expenses of $4.9 million and other decreases of $.9 million, which more than offset the increased revenues of $4.7 million. Operating and general expenses, which include coal costs, increased as a result of the additional volumes sold.

     Corporate and Other. The EBIT for these operations, which include certain real estate activities and corporate income and expense not allocated to the operating segments, decreased primarily as a result of increased dividends/ expenses related to the securities of subsidiaries, merger-related charges and increased expenses from financing activities.

     Interest and Debt Expense. Interest and debt expense increased by $13.2 million due to higher average debt and increased average interest rates partially offset by increased capitalized interest.

     Taxes on Income. Federal income taxes increased by $15.5 million in the 2000 first-quarter period as a result of increased earnings before income taxes. State and foreign income taxes increased by $1.8 million

                              Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the ten sites for which there is sufficient information, total cleanup costs are estimated to be approximately $611 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $8 million and has made appropriate provisions. At nine other sites, the EPA is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

     Additionally, certain subsidiaries of the Company have been named as PRPs in three state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total approximately $300,000, and suitable remediation, with approximately $100,000 potentially attributable to the Coastal subsidiary's activities. At the third site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis. At a California site, the Company settled the matter for a de minimis amount.

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

          (b) Reports on Form 8-K.

              (1) A report on Form 8-K was filed on January 18, 2000. The item reported was:

                    Item 5.  Other Events.

                    (c) Exhibits. The following document was filed as an exhibit to the Form 8-K.

                         99.1   Press release dated January 18, 2000
                                (incorporated by reference to Exhibit 99.1 of Form 8-K filed by El Paso Energy Corporation on January 18, 2000).

                    Item 7.  Financial Statements and Exhibits.

              (2) A report on Form 8-K was filed on January 20, 2000. The item reported was:

                    Item 7.  Financial Statements and Exhibits

                    (c) Exhibits. The following document was filed as an exhibit to the Form 8-K.

                         99.1 Analysts' Presentation relating to the proposed merger of El Paso Merger Company, a wholly owned subsidiary of El Paso Energy Corporation, with and into The Coastal Corporation (incorporated by reference to Exhibit 99.1 of Form 8-K/A filed by El Paso Energy Corporation on January 20, 2000).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE COASTAL CORPORATION
                                                        (Registrant)

Date:  May 11, 2000                       By:           COBY C. HESSE
                                             ----------------------------------
                                                        Coby C. Hesse
                                              Senior Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
--------------------------------------------------------------------------------
    11        Statement Re Computation of Per Share Earnings

    27        Financial Data Schedule