Form 10-Q
period 2000-06-30
COASTAL CORP
filed 2000-08-11
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 2000, there were outstanding 214,153,426 shares of Common Stock, 33-1/3 (cent) par value per share, and 327,997 shares of Class A Common Stock, 33-1/3 (cent) par value per share, of the Registrant.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

     The financial statements of The Coastal Corporation ("Coastal") and its subsidiaries (collectively the "Company") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore are subject to year- end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales and deliveries of natural gas and petroleum products.



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   June 30,         December 31,
                                     ASSETS                                         2000                1999
                                                                               ---------------     -------------
                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................       $      66.1        $      44.4
   Receivables, less allowance for doubtful accounts of $17.0 million
      (2000) and $17.4 million (1999)......................................           1,732.3            1,932.5
   Inventories.............................................................           1,082.3              732.7
   Prepaid expenses and other..............................................             205.7              213.9
                                                                                  -----------        -----------
      Total Current Assets.................................................           3,086.4            2,923.5
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           6,421.5            6,328.7
   Refining, crude oil and chemical facilities.............................           2,592.7            2,555.0
   Gas and oil properties - at full cost...................................           4,614.0            3,832.0
   Other...................................................................             621.8              581.5
                                                                                  -----------        -----------
                                                                                     14,250.0           13,297.2
   Accumulated depreciation, depletion and amortization....................           4,174.6            3,959.8
                                                                                  -----------        -----------
                                                                                     10,075.4            9,337.4
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             442.3              451.8
   Investments - equity method.............................................           1,533.2            1,434.9
   Other...................................................................           1,016.7              975.4
                                                                                  -----------        -----------
                                                                                      2,992.2            2,862.1
                                                                                  -----------        -----------
                                                                                  $  16,154.0        $  15,123.0
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   June 30,        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          2000                1999
                                                                               ---------------     ------------
                                                                                 (Unaudited)
Current Liabilities:
   Notes payable...........................................................       $     238.7       $     105.9
   Accounts payable........................................................           1,968.3           2,350.1
   Accrued expenses........................................................             503.5             420.0
   Current maturities on long-term debt....................................             261.1             161.6
                                                                                  -----------       -----------
      Total Current Liabilities............................................           2,971.6           3,037.6
                                                                                  -----------       -----------

Debt:
   Long-term debt, excluding current maturities............................           5,645.1           4,798.2
                                                                                  -----------       -----------

Deferred Credits and Other:
   Deferred income taxes...................................................           1,833.4           1,814.2
   Other deferred credits..................................................             729.4             785.2
                                                                                  -----------       -----------
                                                                                      2,562.8           2,599.4
                                                                                  -----------       -----------

Securities of Subsidiaries:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................             300.0             300.0
   Preferred stock issued by subsidiaries..................................             165.0             165.0
   Consolidated joint venture..............................................             285.8             285.9
                                                                                  -----------       -----------
                                                                                        750.8             750.9
                                                                                  -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $7.1 million).....................................................                 -                 -
   Class A common stock....................................................                .1                .1
   Common stock............................................................              72.8              72.5
   Additional paid-in capital..............................................           1,043.9           1,031.7
   Retained earnings.......................................................           3,239.5           2,965.1
                                                                                  -----------       -----------
                                                                                      4,356.3           4,069.4
   Less common stock in treasury - at cost.................................             132.6             132.5
                                                                                  -----------       -----------
                                                                                      4,223.7           3,936.9
                                                                                  -----------       -----------
                                                                                  $  16,154.0       $  15,123.0
                                                                                  ===========       ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
Operating Revenues............................................    $ 3,071.1   $  1,892.1    $ 5,998.7   $ 3,601.7
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      2,164.7      1,184.3      4,168.8     2,130.2
   Operating and general expenses.............................        502.8        413.1        976.8       824.5
   Depreciation, depletion and amortization...................        151.7        115.8        294.2       224.4
                                                                  ---------   ----------    ---------   ---------
                                                                    2,819.2      1,713.2      5,439.8     3,179.1
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         33.0         29.8         64.6        55.1
                                                                  ---------   ----------    ---------   ---------

Earnings Before Interest and Income Taxes.....................        284.9        208.7        623.5       477.7
                                                                  ---------   ----------    ---------   ---------

Interest and debt expense, less $14.0 million (2000)
   and $8.4 million (1999) three months and $26.6
   million (2000) and $15.8 million (1999)
   six months capitalized.....................................        100.4         81.5        190.6       158.5
Taxes on income...............................................         56.8         33.9        131.6        91.4
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................        127.7         93.3        301.3       227.8
Dividends on Preferred Stock..................................           .1           .1           .2          .2
                                                                  ---------   ----------    ---------   ---------

Net Earnings Available
   to Common Stockholders.....................................    $   127.6   $     93.2    $   301.1   $   227.6
                                                                  =========   ==========    =========   =========

Basic Earnings Per Share......................................    $     .60   $      .44    $    1.41   $    1.07
                                                                  =========   ==========    =========   =========

Diluted Earnings Per Share....................................    $     .58   $      .43    $    1.38   $    1.05
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $   .0625   $    .0625    $    .125   $    .125
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)

                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     2000                          1999
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                  (Unaudited)                   (Unaudited)
Preferred stock, par value
   33-1/3 (cent) per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             53   $        -               56   $        -
           Converted to common.........................             (1)           -               (2)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             52            -               54            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             58            -               61            -
           Converted to common.........................             (2)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             56            -               60            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             27            -               28            -
           Converted to common.........................             (1)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             26            -               27            -
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3 (cent) per
   share, authorized 2,700,000 shares:
      Beginning balance................................            345           .1              354           .1
      Converted to common..............................            (16)           -               (8)           -
      Exercise of stock options........................              -            -                2            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            329           .1              348           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3 (cent) per share,
    authorized 500,000,000 shares:
      Beginning balance................................        217,705         72.5          216,765         72.2
      Conversion of preferred stock....................             31            -               42            -
      Conversion of Class A common stock...............             16            -                8            -
      Exercise of stock options........................            777           .3              638           .3
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        218,529   $     72.8          217,453   $     72.5
                                                           ===========   ----------      ===========   ----------

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)

                                                                          Six Months Ended June 30,
                                                           ------------------------------------------------------
                                                                     2000                          1999
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                  (Unaudited)                   (Unaudited)
Additional paid-in capital:
   Beginning balance...................................                  $  1,031.7                    $  1,016.2
   Exercise of stock options...........................                        12.2                          10.0
                                                                         ----------                    ----------
   Ending balance......................................                     1,043.9                       1,026.2
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,965.1                       2,519.8
   Net earnings for period.............................                       301.3                         227.8
   Dividends on preferred stock........................                         (.2)                          (.2)
   Dividends on common stock...........................                       (26.7)                        (26.6)
                                                                         ----------                    ----------
   Ending balance......................................                     3,239.5                       2,720.8
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,400        132.6            4,397        132.5
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  4,223.7                    $  3,687.1
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      2000            1999
                                                                                   ---------        --------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings................................................................    $   301.3        $  227.8
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        296.1           226.2
      Deferred income taxes....................................................         99.1            69.3
      Undistributed earnings from equity investments...........................        (51.7)          (23.6)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................        200.9          (100.1)
         Inventories...........................................................       (275.6)          (19.5)
         Prepaid expenses and other............................................         (5.9)            5.1
         Accounts payable......................................................       (444.4)         (113.3)
         Accrued expenses......................................................         61.7            45.7
         Other.................................................................        (81.4)          138.9
                                                                                   ---------        --------
                                                                                       100.1           456.5
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................     (1,056.9)         (663.4)
   Proceeds from sale of property, plant and equipment.........................          3.8             4.9
   Additions to investments....................................................       (125.2)         (163.1)
   Proceeds from investments...................................................        111.3            19.1
   Net from discontinued operations............................................          1.0           (15.6)
                                                                                   ---------        --------
                                                                                    (1,066.0)         (818.1)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................        307.8           (57.0)
   Proceeds from issuing common stock..........................................         12.4            10.3
   Proceeds from long-term debt issues.........................................        968.8           618.1
   Payments to retire long-term debt...........................................       (274.5)         (207.0)
   Dividends paid..............................................................        (26.9)          (26.8)
                                                                                   ---------        --------
                                                                                       987.6           337.6
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................         21.7           (24.0)

Cash and Cash Equivalents at Beginning of Period...............................         44.4           106.9
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    66.1        $   82.9
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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $175.5 million and $146.8 million for the six months ended June 30, 2000 and 1999, respectively. Cash payments for income taxes amounted to $14.4 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively.

2.   Inventories

     Inventories were as follows (millions of dollars):

                                                                                   June 30,        December 31,
                                                                                    2000                1999
                                                                               ---------------     ------------
                                                                                 (Unaudited)
   Refined products, crude oil and chemicals...............................      $     908.3         $    576.2
   Coal, materials and supplies............................................            174.0              156.5
                                                                                 -----------         ----------
                                                                                 $   1,082.3         $    732.7
                                                                                 ===========         ==========

     Elements included in inventory cost are material, labor and manufacturing expense.

3.   Debt

     At June 30, 2000, the Company had $888.7 million of outstanding indebtedness under the Company's commercial paper program and indebtedness to banks under short-term lines of credit. The Company's financial statements at June 30, 2000 reflect $650 million of short-term borrowings which have been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $475 million as of December 31, 1999.

     In August 2000, the Company issued $300 million of 7 1/2% Notes due in 2006. The net proceeds from the sale of the Notes will be used for general corporate purposes, including the repayment of floating rate indebtedness.

     In July 2000, the Company issued $200 million of Floating Rate Notes due in 2003. The Notes bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.60%. The net proceeds from the sale were used for general corporate purposes, including the repayment of floating rate indebtedness.

     In June 2000, the Company issued $400 million of 7 3/4% Notes due in 2010. The net proceeds from the sale of the Notes were used to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

4.   Common Stock

     On June 30, 2000, 11,811,985 shares of Common Stock of the Company were reserved for stock option plans, 1,168,164 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 328,811 shares were reserved for conversion of outstanding Class A Common Stock and 15,947 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of shares reserved for conversion of the Series A, B, and C Preferred Stocks.

5.   Segment Information

     The Company's operating revenues from external customers, intersegment revenues and earnings (loss) before interest and income taxes for the three and six months ended June 30, 2000 and 1999 are shown as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Operating Revenues From External Customers:
      Natural gas.............................................    $   351.8   $    285.2    $   747.2   $   620.5
      Refining, marketing and chemicals.......................      2,353.7      1,402.3      4,543.2     2,588.5
      Exploration and production..............................        256.2        107.8        481.5       202.8
      Power...................................................         32.7         34.6         78.8        60.7
      Coal....................................................         75.0         61.1        144.5       125.9
      Corporate and other.....................................          1.7          1.1          3.5         3.3
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 3,071.1   $  1,892.1    $ 5,998.7   $ 3,601.7
                                                                  =========   ==========    =========   =========

     Intersegment revenues for the three-month period were as follows: Natural gas - $4.5 million (2000), $1.0 million (1999); Refining, marketing and chemicals - $2.0 million (2000), $.4 million (1999); Exploration and production
- $15.4 million (2000), $5.6 million (1999); and Corporate and other - $2.2 million (2000), $2.0 million (1999).

     Intersegment revenues for the six-month period were as follows: Natural gas
- $8.0 million (2000), $1.6 million (1999); Refining, marketing and chemicals - $3.8 million (2000), $.9 million (1999); Exploration and production - $28.0 million (2000), $11.1 million (1999); and Corporate and other - $4.2 million
(2000), $4.1 million (1999).

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.............................................    $   129.3   $    115.5    $   321.6   $   302.4
      Refining, marketing and chemicals.......................         51.8         63.7         91.1       133.3
      Exploration and production..............................        119.0         24.1        220.1        35.5
      Power...................................................         25.4         24.8         67.9        43.7
      Coal....................................................          4.2          2.6          7.4         6.9
      Corporate and other.....................................        (44.8)       (22.0)       (84.6)      (44.1)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   284.9   $    208.7    $   623.5   $   477.7
                                                                  =========   ==========    =========   =========

6.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Current Income Taxes:
      Federal.................................................    $    (5.5)  $      7.3    $    19.5   $    16.0
      Foreign.................................................          2.1          1.3          4.8         2.8
      State...................................................          3.3          (.3)         8.2         3.3
                                                                  ---------   ----------    ---------   ---------
                                                                        (.1)         8.3         32.5        22.1
                                                                  ---------   ----------    ---------   ---------
   Deferred Income Taxes:
      Federal.................................................         55.2         26.7         97.7        70.0
      Foreign.................................................           .7           .9          1.6         1.7
      State...................................................          1.0         (2.0)         (.2)       (2.4)
                                                                  ---------   ----------    ---------   ---------
                                                                       56.9         25.6         99.1        69.3
                                                                  ---------   ----------    ---------   ---------

                                                                  $    56.8   $     33.9    $   131.6   $    91.4
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

                                     Three Months Ended June 30, 2000             Six Months Ended June 30, 2000
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                  ------------  -------------  ----------   ------------   -------------  ----------
                                                 (Unaudited)                                (Unaudited)
      Net earnings.............    $    127.7                                $    301.3
      Less preferred stock
      dividends................            .1                                        .2
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....         127.6        214,130   $     .60          301.1         213,903   $    1.41
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          3,457                          -           3,001
        FELINE PRIDES(sm)......             -          1,538                          -             769
        Convertible preferred stock        .1          1,196                         .2           1,203
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $    127.7        220,321   $     .58     $    301.3         218,876   $    1.38
                                   ==========   ============   =========     ==========    ============   =========


                                     Three Months Ended June 30, 1999             Six Months Ended June 30, 1999
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   -----------  -------------  ----------   ------------   -------------  ---------
                                                 (Unaudited)                                (Unaudited)
      Net earnings.............    $     93.3                                $    227.8
      Less preferred stock
      dividends................            .1                                        .2
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....          93.2        213,214   $     .44          227.6         212,998   $    1.07
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,693                          -           2,368
        Convertible preferred stock        .1          1,243                         .2           1,258
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $     93.3        217,150   $     .43     $    227.8         216,624   $    1.05
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

     In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline Company ("ANR Pipeline") employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. ANR Pipeline has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action. Plaintiffs filed with the Michigan Court of Appeals an application for leave to appeal the denial of the class certification. On November 5, 1999, the Michigan Court of Appeals denied the application for leave to appeal. The matter has been settled at a cost to ANR Pipeline of less than $1 million. The parties have agreed to the dismissal of the case with prejudice.

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Coastal and several of its subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States would not intervene in these cases at that time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants filed a motion to dismiss which was argued in March 2000, and the parties are awaiting the Court's decision. The United States has filed a motion to dismiss part of the Grynberg case.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999, instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including several Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the eight sites for which there is sufficient information, total cleanup costs are estimated to be approximately $605 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $4 million and has made appropriate provisions. At eleven other sites, the U.S. Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

     Additionally, certain subsidiaries of the Company have been named as PRPs in four state sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total approximately $300,000, and suitable remediation, with approximately $100,000 potentially attributable to the Coastal subsidiary's activities. At the third site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis. At the fourth site, a remediation plan has been submitted to the Utah Department of Environmental Quality for approval, with current estimated cleanup costs of approximately $1.2 million attributable to the Coastal subsidiary's activities.

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

     Regulatory Matters

     In 1999, the Federal Energy Regulatory Commission ("FERC") approved a settlement between Wyoming Interstate Company, Ltd. ("WIC") and its customers which resolved WIC's 1997 general rate case ("1997 rate case"). Two parties who objected to the settlement appealed the FERC's approval to the U. S. Court of Appeals, District of Columbia. Those parties later sought rehearing of a FERC order which clarified the scope of the settlement. On May 19, 2000, the Court of Appeals dismissed that appeal on the grounds that a party may not seek agency rehearing of an order and simultaneously seek judicial review of the same order. WIC has made refunds as required by the settlement, but has authority to recoup those refunds in the event that the settlement is overturned or modified.

     On July 1, 1999, WIC filed with the FERC a new rate case to increase its rates by approximately $8 million annually (based on the rates determined under the 1997 rate case). On July 29, 1999, the FERC issued its order accepting the rate filing and suspending it for five months to become effective on January 1, 2000. The order also set the case for hearing, which is currently scheduled to commence in the fourth quarter of 2000. WIC has filed to place its new rates into effect on January 1, 2000, and is collecting those rates subject to refund. In April 2000, WIC filed an offer of settlement to resolve all issues in the case for most, if not all, parties to the proceeding. Comments on the settlement were filed by several parties and on June 28, 2000, the Administrative Law Judge ("ALJ") certified the settlement to the FERC as "uncontested" as to all but two parties who have opposed the settlement. The ALJ severed those parties from the settlement's provisions and has allowed them to litigate their issues with the final outcome applying only to any direct interests those parties may have (e.g., contracts in their own name to ship gas on WIC). The FERC has not yet acted on the settlement. Hearing procedures are in place to address the issues raised by the two parties severed from the settlement.

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

9.   Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced, on January 18, 2000, the execution of definitive agreements for the merger of Coastal and a subsidiary of El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. On May 5, 2000, the merger was approved by the shareholders of Coastal and El Paso Energy. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to additional conditions, particularly federal regulatory approval.


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

                                                                                   Twelve Months Ended
                                                                           --------------------------------
                                                                              June 30,        December 31,
                                                                                2000              1999
                                                                           --------------   ---------------
                                                                             (Unaudited)
      Return on average common stockholders' equity..................           14.5%            13.5%
      Cash flow from operating activities to long-term debt..........           12.2%            21.8%
      Total debt to total capitalization.............................           55.3%            51.9%
      Times interest earned (before tax).............................            3.2              3.1

     The decrease in the cash flow from operating activities to long-term debt ratio resulted primarily from changes in working capital and long-term debt. The increase in the total debt to total capitalization ratio resulted from the changes in debt.

     In August 2000, the Company issued $300 million of 7 1/2% Notes due in 2006. The net proceeds from the sale of the Notes will be used for general corporate purposes, including the repayment of floating rate indebtedness.

     In July 2000, the Company issued $200 million of Floating Rate Notes due in 2003. The Notes bear interest at a rate equal to the three-month LIBOR plus 0.60%. The net proceeds from the sale were used for general corporate purposes, including the repayment of floating rate indebtedness.

     In June 2000, the Company issued $400 million of 7 3/4% Notes due in 2010. The net proceeds from the sale of the Notes were used to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

     In March 2000, the Company issued $400 million of Floating Rate Notes due in 2002. The Notes bear interest at a rate equal to the three-month LIBOR plus 0.45%. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of indebtedness of Coastal and its subsidiaries.

     The Company has entered into hedging transactions to manage price risk relating to a portion of the Company's future natural gas production. At June 30, 2000, the Company had entered into hedging contracts on 138 billion cubic feet ("Bcf") of remaining year 2000 natural gas production and on 165 Bcf of year 2001 natural gas production. Average monthly prices on these contracts range from $2.53 to $2.76 per thousand cubic feet (based on the Henry Hub price).

     Financing for capital expansion, mandatory debt retirements and other expenditures will be provided by internally generated funds, existing credit lines, and new financings.

     Funding for certain proposed projects is anticipated to be provided through non-recourse project financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds.

     Unused lines of credit at June 30, 2000 were as follows (millions of dollars):

         Short-term......................................    $     638.8
         Long-term*......................................        1,552.8
                                                             -----------
                                                             $   2,191.6
                                                             ===========

     *$461.7 million of unused long-term credit lines is dedicated to a specific use.

     The FASB has issued FAS 133, as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

                              Results of Operations

     The changes in the Company's earnings for the three- and six-month periods ended June 30, 2000 in comparison to the same periods in 1999 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
      Natural gas.............................................    $   356.3   $    286.2    $   755.2   $   622.1
      Refining, marketing and chemicals.......................      2,355.7      1,402.7      4,547.0     2,589.4
      Exploration and production..............................        271.6        113.4        509.5       213.9
      Power...................................................         32.7         34.6         78.8        60.7
      Coal....................................................         75.0         61.1        144.5       125.9
      Other...................................................          3.9          3.1          7.7         7.4
      Adjustments and eliminations............................        (24.1)        (9.0)       (44.0)      (17.7)
                                                                  ---------   ----------    ---------   ---------

                                                                  $ 3,071.1   $  1,892.1    $ 5,998.7   $ 3,601.7
                                                                  =========   ==========    =========   =========

     Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
      Natural gas.............................................    $   129.3   $    115.5    $   321.6   $   302.4
      Refining, marketing and chemicals.......................         51.8         63.7         91.1       133.3
      Exploration and production..............................        119.0         24.1        220.1        35.5
      Power...................................................         25.4         24.8         67.9        43.7
      Coal ...................................................          4.2          2.6          7.4         6.9
      Corporate and other.....................................        (44.8)       (22.0)       (84.6)      (44.1)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   284.9   $    208.7    $   623.5   $   477.7
                                                                  =========   ==========    =========   =========

     Natural Gas. The increases in operating revenues of $70.1 million and $133.1 million for the three months and six months ended June 30, 2000, respectively, can be attributed to increased volumes of natural gas liquids, primarily as a result of gas processing plants acquired during 1999, and higher prices for natural gas and natural gas liquids. Purchases increased by $69.1 million for the three-month period and $114.9 million for the six-month period due to higher natural gas prices and increased costs for the gas processing plants. Gross profit increased by $1.0 million and $18.2 million for the three-month and six-month periods, respectively.

     Earnings before interest and income taxes ("EBIT") increased by $13.8 million for the second quarter as a result of the increased gross profit of $1.0 million, increased earnings from equity investments of $12.6 million and other increases of $.2 million. EBIT increased by $19.2 million for the six-month period as a result of the increased gross profit of $18.2 million, increased earnings from equity investments of $20.3 million and other increases of $.2 million were partially offset by increased operating and general expenses of $19.5 million. Operating and general expenses in the six-month period increased primarily as a result of higher expenses for the gas processing plants.

     Refining, Marketing and Chemicals. Operating revenues increased by $953.0 million in the second quarter due primarily to increased prices and volumes. The six-month increase in operating revenues of $1,957.6 million results primarily from increased prices partially offset by lower volumes. Purchases increased by $922.3 million in the second quarter and $1,945.8 million for the six months due primarily to higher prices. The gross profit increase of $30.7 million for the three-month period ended June 30, 2000 results from an increase of $21.5 million from the sale, trading and exchanging of third-party products; increased income from marine activities of $2.9 million and other increases of $6.3 million. Gross profit increased by $11.8 million for the six-month period due to an increase of $20.1 million from the sale, trading and exchanging of third-party products; increased income from marine activities of $3.5 million and other increases of $3.5 million partially offset by lower margins of $15.3 million.

     The EBIT decrease of $11.9 million for the second quarter results from increased operating and general expenses of $45.7 million being partially offset by the increased gross profit of $30.7 million and other increases of $3.1 million. EBIT decreased by $42.2 million for the six months ended June 30, 2000 as increased operating and general expenses of $68.0 million were partially offset by the increased gross profit of $11.8 million, increased earnings from equity investments of $13.3 million and other increases of $.7 million. The increased operating and general expenses for both periods result primarily from increases for fuel and repairs and maintenance expense. The six-month operating and general expenses for 2000 include a $6.0 million charge related to a legal settlement.

     Exploration and Production. Operating revenues increased by $158.2 million and $295.6 million in the three- month and six-month periods, respectively, as a result of higher production volumes and prices for natural gas, crude oil and condensate. The EBIT increase of $94.9 million for the second quarter results from increased prices of $86.1 million and higher volumes of $76.6 million partially offset by increased depreciation, depletion and amortization of $34.0 million; higher operating and general expenses of $29.4 million and other decreases of $4.4 million. EBIT increased by $184.6 million in the six months ended June 30, 2000 as a result of increased prices of $179.3 million and higher volumes of $131.6 million partially offset by increased depreciation, depletion and amortization of $66.8 million; higher operating and general expenses of $43.3 million and other decreases of $16.2 million. Included in the other decreases for the six-month period is a business tax refund of $7.8 million in 1999. The increases for depreciation, depletion and amortization and operating and general expenses result primarily from the increased production volumes.

     Power. Operating revenues decreased by $1.9 million in the three months ended June 30, 2000 and increased by $18.1 million in the six-month period. The $18.1 million increase results primarily from a gain in the 2000 first quarter of $16.5 million from the disposition of the Company's interest in a Guatemala power facility. The EBIT increase of $.6 million for the second quarter results from increased earnings from equity investments of $4.9 million and other increases of $.7 million partially offset by the operating revenues decrease of $1.9 million and higher operating and general expenses of $3.1 million. EBIT increased by $24.2 million for the six months ended June 30, 2000 due to the $16.5 million gain noted above, increased earnings from equity investments of $10.4 million and other increases of $.9 million partially offset by higher operating and general expenses of $3.6 million. The higher operating and general expenses result primarily from increased fuel costs. The increased earnings from equity investments results from an additional interest acquired in the Midland Cogeneration Venture Limited Partnership and new projects.

     Coal. Operating revenues increased by $13.9 million and $18.6 million in the three-month and six-month periods, respectively, as a result of increased volumes partially offset by lower prices. EBIT increased by $1.6 million for the three-month period ended June 30, 2000 as the increased revenues of $13.9 million were partially offset by increased operating and general expenses of $10.3 million and increased depreciation, depletion and amortization of $2.0 million. The EBIT increase of $.5 million for the six-month period results from the increased revenues of $18.6 million being partially offset by higher operating and general expenses of $15.2 million and increased depreciation, depletion and amortization of $2.9 million. Operating and general expenses, which include cost of coal, and depreciation, depletion and amortization increased in both periods as a result of the additional volumes sold.

     Corporate and Other. The EBIT for these operations, which include certain real estate activities and corporate income and expenses not allocated to operating segments, decreased in both year 2000 periods primarily as a result of increased dividends/expenses related to the securities of subsidiaries, merger-related charges and increased expenses from financing activities.

     Interest and Debt Expense. Interest and debt expense increased by $18.9 million in the three months and $32.1 million in the six months ended June 30, 2000 due to higher average debt and increased average interest rates partially offset by increased capitalized interest.

     Taxes on Income. Federal income taxes increased by $15.7 million and $31.2 million in the three-month and six-month periods ended June 30, 2000, respectively, as a result of increased earnings before income taxes and a higher effective federal income tax rate. State income taxes increased by $6.6 million and $7.1 million in the three-month and six-month periods, respectively, due to increased earnings and a tax refund received in 1999.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a PRP may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the eight sites for which there is sufficient information, total cleanup costs are estimated to be approximately $605 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $4 million and has made appropriate provisions. At eleven other sites, the EPA is currently unable to provide the Company with an estimate of total cleanup costs and, accordingly, the Company is unable to calculate its share of those costs.

     Additionally, certain subsidiaries of the Company have been named as PRPs in four sites. At one site, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million, but the Company believes the subsidiary's activities at this site were de minimis. At a second state site, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total approximately $300,000, and suitable remediation, with approximately $100,000 potentially attributable to the Coastal subsidiary's activities. At the third site, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million, but the Company believes the subsidiary's activities at this site were de minimis. At the fourth site, a remediation plan has been submitted to the Utah Department of Environmental Quality for approval, with current estimated cleanup costs of approximately $1.2 million attributable to the Coastal subsidiary's activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Information on the Company's quantitative and qualitative disclosures about market risk is presented in Item 7A. in the Company's Annual report on Form 10-K for the year ended December 31, 1999. The Company has entered into hedging transactions to manage price risk relating to a portion of the Company's future natural gas production. At June 30, 2000, the Company had entered into hedging contracts on 138 Bcf of remaining year 2000 natural gas production and on 165 Bcf of year 2001 natural gas production. Average monthly prices on the contracts range from $2.53 to $2.76 per thousand cubic feet (based on the Henry Hub prices).

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          A Special Meeting of Stockholders of the Company was held on May 5, 2000. At such meeting the merger of Coastal and a wholly owned subsidiary of El Paso Energy Corporation was approved: 202,649,952 votes were cast in favor of the merger, 2,189,593 votes were cast against the merger and 630,888 shares abstained.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               11 - Statement re Computation of Per Share Earnings. 27 - Financial Data Schedule.

          (b)  Reports on Form 8-K.

               (1) A report on Form 8-K was filed on June 13, 2000. The item reported was:

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

                                                  THE COASTAL CORPORATION
                                                       (Registrant)

Date:  August 10, 2000                   By:           COBY C. HESSE
                                             ---------------------------------
                                                       Coby C. Hesse
                                              Senior Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
-------------------------------------------------------------------------------

   11                Statement Re Computation of Per Share Earnings
   27                Financial Data Schedule