Form 10-Q
period 2000-09-30
COASTAL CORP
filed 2000-11-13
CIK 21267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 1-7176


                             THE COASTAL CORPORATION
            (Exact name of registrant as specified in its character)



               Delaware                                         74-1734212
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


             Coastal Tower
          Nine Greenway Plaza
            Houston, Texas                                      77046-0995
Address of principal executive offices)                         (Zip Code)



       Registrant's telephone number, including area code: (713) 877-1400


                           ---------------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 2000, there were outstanding 214,950,075 shares of Common Stock, 33-1/3 (cent) par value per share, and 314,799 shares of Class A Common Stock, 33-1/3 (cent) par value per share, of the Registrant.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements.

      The financial statements of The Coastal Corporation ("Coastal") and its subsidiaries (collectively the "Company") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore, are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting sales and deliveries of natural gas and petroleum products.



                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         2000                1999
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................       $     136.7        $      44.4
   Receivables, less allowance for doubtful accounts of $10.8 million
      (2000) and $17.4 million (1999)......................................           2,059.1            1,932.5
   Inventories.............................................................           1,010.3              732.7
   Prepaid expenses and other..............................................             205.8              213.9
                                                                                  -----------        -----------
      Total Current Assets.................................................           3,411.9            2,923.5
                                                                                  -----------        -----------

Property, Plant and Equipment - at cost:
   Natural gas systems.....................................................           6,422.9            6,328.7
   Refining, crude oil and chemical facilities.............................           2,618.6            2,555.0
   Gas and oil properties - at full-cost...................................           4,740.5            3,832.0
   Other...................................................................             684.4              581.5
                                                                                  -----------        -----------
                                                                                     14,466.4           13,297.2
   Accumulated depreciation, depletion and amortization....................           4,163.0            3,959.8
                                                                                  -----------        -----------
                                                                                     10,303.4            9,337.4
                                                                                  -----------        -----------

Other Assets:
   Goodwill................................................................             437.5              451.8
   Investments - equity method.............................................           1,581.8            1,434.9
   Other...................................................................           1,049.8              975.4
                                                                                  -----------        -----------
                                                                                      3,069.1            2,862.1
                                                                                  -----------        -----------
                                                                                  $  16,784.4        $  15,123.0
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Liabilities:
   Notes payable...........................................................       $     210.0       $     105.9
   Accounts payable........................................................           2,414.1           2,350.1
   Accrued expenses........................................................             538.6             420.0
   Current maturities on long-term debt....................................             220.8             161.6
                                                                                  -----------       -----------
      Total Current Liabilities............................................           3,383.5           3,037.6
                                                                                  -----------       -----------

Debt:
   Long-term debt, excluding current maturities............................           5,584.3           4,798.2
                                                                                  -----------       -----------

Deferred Credits and Other:
   Deferred income taxes...................................................           1,883.8           1,814.2
   Other deferred credits..................................................             813.8             785.2
                                                                                  -----------       -----------
                                                                                      2,697.6           2,599.4
                                                                                  -----------       -----------

Securities of Subsidiaries:
   Company-obligated mandatory redemption
      preferred securities of a consolidated trust.........................             300.0             300.0
   Preferred stock issued by subsidiaries..................................             165.0             165.0
   Consolidated joint venture..............................................             286.0             285.9
                                                                                  -----------       -----------
                                                                                        751.0             750.9
                                                                                  -----------       -----------

Common Stock and Other Stockholders' Equity:
   Cumulative preferred stock (with aggregate liquidation preference
      of $6.9 million).....................................................                 -                 -
   Class A common stock....................................................                .1                .1
   Common stock............................................................              73.1              72.5
   Additional paid-in capital..............................................           1,056.4           1,031.7
   Retained earnings.......................................................           3,370.8           2,965.1
                                                                                  -----------       -----------
                                                                                      4,500.4           4,069.4
   Less common stock in treasury - at cost.................................             132.4             132.5
                                                                                  -----------       -----------
                                                                                      4,368.0           3,936.9
                                                                                  -----------       -----------
                                                                                  $  16,784.4       $  15,123.0
                                                                                  ===========       ===========



                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (Millions of Dollars, Except Per Share)


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
Operating Revenues............................................    $ 3,156.3   $  2,060.1    $ 9,155.0   $ 5,661.8
                                                                  ---------   ----------    ---------   ---------

Operating Costs and Expenses:
   Purchases..................................................      2,211.3      1,295.5      6,380.1     3,425.7
   Operating and general expenses.............................        500.6        442.2      1,477.4     1,266.7
   Depreciation, depletion and amortization...................        152.5        124.2        446.7       348.6
                                                                  ---------   ----------    ---------   ---------
                                                                    2,864.4      1,861.9      8,304.2     5,041.0
                                                                  ---------   ----------    ---------   ---------

Other Income - net............................................         27.4         22.9         92.0        78.0
                                                                  ---------   ----------    ---------   ---------

Earnings Before Interest and Income Taxes.....................        319.3        221.1        942.8       698.8
                                                                  ---------   ----------    ---------   ---------

Interest and debt expense, less $14.0 million (2000)
   and $8.6 million (1999) three months and $40.6
   million (2000) and $24.4 million (1999)
   nine months capitalized....................................        111.1         81.5        301.7       240.0
Taxes on income...............................................         63.4         37.5        195.0       128.9
                                                                  ---------   ----------    ---------   ---------

Net Earnings..................................................        144.8        102.1        446.1       329.9
Dividends on Preferred Stock..................................            -            -           .2          .2
                                                                  ---------   ----------    ---------   ---------

Net Earnings Available
   to Common Stockholders.....................................    $   144.8   $    102.1    $   445.9   $   329.7
                                                                  =========   ==========    =========   =========

Basic Earnings Per Share......................................    $     .67   $      .48    $    2.08   $    1.55
                                                                  =========   ==========    =========   =========

Diluted Earnings Per Share....................................    $     .65   $      .47    $    2.03   $    1.52
                                                                  =========   ==========    =========   =========

Cash Dividends Per Common Share...............................    $   .0625   $    .0625    $   .1875   $   .1875
                                                                  =========   ==========    =========   =========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)

                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     2000                          1999
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                  (Unaudited)                   (Unaudited)
Preferred stock, par value
   33-1/3 (cent)per share, authorized 50,000,000 shares:
      Cumulative convertible preferred:
      $1.19, Series A, redemption or liquidation
         amount of $33 per share:
           Beginning balance...........................             53   $        -               56   $        -
           Converted to common.........................             (1)           -               (3)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             52            -               53            -
                                                           ===========   ----------      ===========   ----------

      $1.83, Series B, redemption or liquidation
         amount of $50 per share:
           Beginning balance...........................             58            -               61            -
           Converted to common.........................             (5)           -               (1)           -
                                                           -----------   ---------       -----------   ----------
           Ending balance..............................             53            -               60            -
                                                           ===========   ----------      ===========   ----------

      $5.00, Series C, redemption or liquidation
         amount of $100 per share:
           Beginning balance...........................             27            -               28            -
           Converted to common.........................             (1)           -               (1)           -
                                                           -----------   ----------      -----------   ----------
           Ending balance..............................             26            -               27            -
                                                           ===========   ----------      ===========   ----------

Class A common stock, par value 33-1/3 (cent) per
   share, authorized 2,700,000 shares:
      Beginning balance................................            345           .1              354           .1
      Converted to common..............................            (30)           -              (10)           -
      Conversion of preferred stock and exercise of
         stock options.................................              1            -                3            -
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................            316           .1              347           .1
                                                           ===========   ----------      ===========   ----------

Common stock, par value 33-1/3 (cent) per share,
   authorized 500,000,000 shares:
      Beginning balance................................        217,705         72.5          216,765         72.2
      Conversion of preferred stock....................             59            -               48            -
      Conversion of Class A common stock...............             30            -               10            -
      Exercise of stock options........................          1,463           .6              820           .3
                                                           -----------   ----------      -----------   ----------
      Ending balance...................................        219,257   $     73.1          217,643   $     72.5
                                                           ===========   ----------      ===========   ----------

                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
      STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                  (Thousands of Shares and Millions of Dollars)
                                   (Continued)

                                                                       Nine Months Ended September 30,
                                                           ------------------------------------------------------
                                                                     2000                          1999
                                                           ------------------------      ------------------------
                                                             Shares        Amount          Shares        Amount
                                                           -----------   ----------      -----------   ----------
                                                                  (Unaudited)                   (Unaudited)
Additional paid-in capital:
   Beginning balance...................................                  $  1,031.7                    $  1,016.2
   Exercise of stock options...........................                        24.8                          13.7
   Issuance of FELINE PRIDESSM.........................                         (.1)                          6.5
                                                                         ----------                    ----------
   Ending balance......................................                     1,056.4                       1,036.4
                                                                         ----------                    ----------

Retained earnings:
   Beginning balance...................................                     2,965.1                       2,519.8
   Net earnings for period.............................                       446.1                         329.9
   Dividends on preferred stock........................                         (.2)                          (.2)
   Dividends on common stock...........................                       (40.2)                        (40.0)
                                                                         ----------                    ----------
   Ending balance......................................                     3,370.8                       2,809.5
                                                                         ----------                    ----------
Less treasury stock - at cost..........................          4,393        132.4            4,396        132.5
                                                           ===========   ----------      ===========   ----------

Total..................................................                  $  4,368.0                    $  3,786.0
                                                                         ==========                    ==========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      2000            1999
                                                                                   ---------       ---------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings................................................................    $   446.1        $  329.9
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        449.8           351.3
      Deferred income taxes....................................................        166.7            96.4
      Undistributed earnings from equity investments...........................         (5.3)          (29.3)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable...................................................       (127.3)         (397.6)
         Inventories...........................................................       (301.5)         (155.7)
         Prepaid expenses and other............................................          1.2            13.6
         Accounts payable......................................................        (89.2)          393.6
         Accrued expenses......................................................         96.8           101.6
         Other.................................................................         36.0           119.5
                                                                                   ---------        --------
                                                                                       673.3           823.3
                                                                                   ---------        --------

Cash Flow From Investing Activities:
   Purchases of property, plant and equipment..................................     (1,461.8)       (1,226.8)
   Proceeds from sale of property, plant and equipment.........................          7.4             9.4
   Additions to investments....................................................       (167.3)         (359.5)
   Proceeds from investments...................................................         79.5            15.1
   Net from discontinued operations............................................          (.3)              -
                                                                                   ---------        --------
                                                                                    (1,542.5)       (1,561.8)
                                                                                   ---------        --------

Cash Flow From Financing Activities:
   Increase (decrease) in short-term notes ....................................        (45.9)          153.0
   Proceeds from issuing common stock..........................................         25.5            14.0
   Proceeds from long-term debt issues.........................................      1,615.4         1,065.2
   Payments to retire long-term debt...........................................       (593.1)         (504.2)
   Dividends paid..............................................................        (40.4)          (40.2)
                                                                                   ---------        --------
                                                                                       961.5           687.8
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................         92.3           (50.7)

Cash and Cash Equivalents at Beginning of Period...............................         44.4           106.9
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $   136.7        $   56.2
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                    THE COASTAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

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

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The corresponding offset for the change in fair value of the derivative instruments will be to income or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under FAS 133. The Company will adopt FAS 133 beginning January 1, 2001, and will apply the standard to all derivative instruments that exist on that date except for derivative instruments embedded in other contracts. As provided for in FAS 133, the Company will apply the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantially modified after December 31, 1998. The Company is continuing to study the impact of FAS 133 and has not yet quantified the effects on its financial statements.

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $264.2 million and $214.6 million for the nine months ended September 30, 2000 and 1999, respectively. Cash payments for income taxes amounted to $17.7 million and $8.1 million for the nine months ended September 30, 2000 and 1999, respectively.

2.    Inventories

      Inventories were as follows (millions of dollars):

                                                                                 September 30,      December 31,
                                                                                    2000                1999
                                                                               ---------------     --------------
                                                                                 (Unaudited)
   Refined products, crude oil and chemicals...............................      $     836.3         $    576.2
   Coal, materials and supplies............................................            174.0              156.5
                                                                                 -----------         ----------
                                                                                 $   1,010.3         $    732.7
                                                                                 ===========         ==========

      Elements included in inventory cost are material, labor and manufacturing expense.

3.    Debt

      At September 30, 2000, the Company had $535 million of outstanding indebtedness under the Company's commercial paper program and indebtedness to banks under short-term lines of credit. The Company's financial statements at September 30, 2000, reflect $325 million of short-term borrowings which have been reclassified as long- term, based on the availability of committed credit lines with maturities in excess of one year and the Company's intent to maintain such amounts as long-term borrowings. There was a similar reclassification of $475 million as of December 31, 1999.

      In September 2000, the Company issued $215 million of 7.625% Notes due in 2008. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of short-term borrowings of the Company and its subsidiaries.

      In August 2000, the Company issued $300 million of 7 1/2% Notes due in 2006. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of floating rate indebtedness.

      In July 2000, the Company issued $200 million of Floating Rate Notes due in 2003. The Notes bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.60%. The net proceeds from the sale were used for general corporate purposes, including the repayment of floating rate indebtedness.

4.    Common Stock

      On September 30, 2000, 11,120,654 shares of Common Stock of the Company were reserved for employee stock option plans, 1,139,331 shares were reserved for conversion of the Series A, B, and C Preferred Stocks, 315,916 shares were reserved for conversion of outstanding Class A Common Stock and 15,554 shares were reserved for conversion of Class A Common Stock subject to future issuance. The Class A Common Stock reserved for future issuance consists of shares reserved for conversion of the Series A, B, and C Preferred Stocks.

5.    Segment Information

      The Company's operating revenues from external customers, intersegment revenues and earnings (loss) before interest and income taxes for the three- and nine-months ended September 30, 2000 and 1999 are shown as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Operating Revenues From External Customers:
      Natural gas.............................................    $   472.1   $    279.3    $ 1,219.3   $   899.8
      Refining, marketing and chemicals.......................      2,328.6      1,527.7      6,871.8     4,116.2
      Exploration and production..............................        242.9        151.7        724.4       354.5
      Power...................................................         39.7         34.0        118.5        94.7
      Coal....................................................         71.2         66.1        215.7       192.0
      Corporate and other.....................................          1.8          1.3          5.3         4.6
                                                                  ---------   ----------    ---------   ---------
                                                                  $ 3,156.3   $  2,060.1    $ 9,155.0   $ 5,661.8
                                                                  =========   ==========    =========   =========

      Intersegment revenues for the three-month period were as follows: Natural gas - $2.2 million (2000), $.8 million (1999); Refining, marketing and chemicals
- $9.9 million (2000), $.1 million (1999); Exploration and production - $12.1 million (2000), $7.8 million (1999); and Corporate and other - $2.1 million
(2000), $2.5 million (1999).

      Intersegment revenues for the nine-month period were as follows: Natural gas - $10.2 million (2000), $2.4 million (1999); Refining, marketing and chemicals - $13.7 million (2000), $1.0 million (1999); Exploration and production - $40.1 million (2000), $18.9 million (1999); and Corporate and other
- $6.3 million (2000), $6.6 million (1999).

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Earnings (Loss) Before Interest and Income Taxes:
      Natural gas.............................................    $   114.4   $    113.6    $   436.0   $   416.0
      Refining, marketing and chemicals.......................        110.8         52.6        201.9       185.9
      Exploration and production..............................         98.2         53.4        318.3        88.9
      Power...................................................         32.9         21.3        100.8        65.0
      Coal....................................................          5.3          5.9         12.7        12.8
      Corporate and other.....................................        (42.3)       (25.7)      (126.9)      (69.8)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   319.3   $    221.1    $   942.8   $   698.8
                                                                  =========   ==========    =========   =========

6.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
   Current Income Taxes:
      Federal.................................................    $    (9.4)  $      4.0    $    10.1   $    20.0
      Foreign.................................................          2.3          2.6          7.1         5.4
      State...................................................          2.9          3.8         11.1         7.1
                                                                  ---------   ----------    ---------   ---------
                                                                       (4.2)        10.4         28.3        32.5
                                                                  ---------   ----------    ---------   ---------

   Deferred Income Taxes:
      Federal.................................................         65.7         29.0        163.4        99.0
      Foreign.................................................           .9           .4          2.5         2.1
      State...................................................          1.0         (2.3)          .8        (4.7)
                                                                  ---------   ----------    ---------   ---------
                                                                       67.6         27.1        166.7        96.4
                                                                  ---------   ----------    ---------   ---------

                                                                  $    63.4   $     37.5    $   195.0   $   128.9
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

                                   Three Months Ended September 30, 2000      Nine Months Ended September 30, 2000
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                   -----------  -------------  ---------    ------------   -------------  ---------
                                                 (Unaudited)                                (Unaudited)
      Net earnings.............    $    144.8                                $    446.1
      Less preferred stock
      dividends................             -                                        .2
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....         144.8        214,801   $     .67          445.9         214,213   $    2.08
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          3,507                          -           3,170
        FELINE PRIDESSM........             -          3,014                          -           1,517
        Convertible preferred stock         -          1,171                         .2           1,192
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $    144.8        222,493   $     .65     $    446.1         220,092   $    2.03
                                   ==========   ============   =========     ==========    ============   =========


                                   Three Months Ended September 30, 1999      Nine Months Ended September 30, 1999
                                   -------------------------------------    ---------------------------------------
                                     Income        Shares                      Income         Shares
                                   (Numerator)  (Denominator)  Per-Share     (Numerator)   (Denominator)  Per-Share
                                   (Millions)    (Thousands)    Amount       (Millions)     (Thousands)    Amount
                                  -----------  -------------  ---------    ------------   -------------  ---------
                                                 (Unaudited)                                (Unaudited)
      Net earnings.............    $    102.1                                $    329.9
      Less preferred stock
      dividends................             -                                        .2
                                   ----------                                ----------
      Basic earnings per share
        Income available to
        common stockholders....         102.1        213,496   $     .48          329.7         213,166   $    1.55
                                                               =========                                  =========
      Effect of dilutive securities
        Options................             -          2,835                          -           2,524
        Convertible preferred stock         -          1,235                         .2           1,251
                                   ----------   ------------                 ----------    ------------
      Diluted earnings per share
        Income available to
        common stockholders
        plus assumed conversions   $    102.1        217,566   $     .47     $    329.9         216,941   $    1.52
                                   ==========   ============   =========     ==========    ============   =========


8.    Litigation, Regulatory and Environmental Matters

      Litigation Matters

      In December 1992, certain of Colorado Interstate Gas Company's ("Colorado" or "CIG") natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that CIG has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of CIG, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to CIG. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from CIG and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by CIG in the litigation. The lessors' motion for a new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued CIG in state court in Amarillo, Texas, for underpayment of royalties. CIG removed the second lawsuit to federal court which granted a stay of the second suit pending the outcome of the first lawsuit. The Fifth Circuit Court of Appeals heard oral arguments in December 1998 and affirmed the trial court judgment in September 2000. The plaintiffs have filed a motion for rehearing of the September 2000 decision.

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

      In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999, instituted a legal proceeding in State Court in Stevens County, Kansas, against over 200 gas companies, including several Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the eight sites for which there is sufficient information, total cleanup costs are estimated to be approximately $605 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $4 million and has made appropriate provisions. At twelve other sites, the U.S. Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs, and accordingly, the Company is unable to calculate its share of those costs.

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

      From March to October 2000, Coastal's Eagle Point Oil Company ("CEPOC") received several Administrative Order Notices of Civil Administrative Penalty Assessment ("AOs") from the New Jersey Department of Environmental Protection ("NJDEP"). All of the AOs are related to similar alleged noncompliance of the New Jersey Air Pollution Control Act pertaining to occurrences of air pollution from the first quarter 1999 through the second quarter 2000 by CEPOC's refinery in Westville, New Jersey. The NJDEP has assessed penalties totaling $1,148,000 for these alleged noncompliances. CEPOC has requested an administrative hearing on all issues raised by the AOs and concurrently, is negotiating with the NJDEP to settle the AOs.

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

      Regulatory Matters

      In 1999, the Federal Energy Regulatory Commission ("FERC") approved a settlement between Wyoming Interstate Company, Ltd. ("WIC") and its customers which resolved WIC's 1997 general rate case ("1997 rate case"). Two parties who objected to the settlement appealed the FERC's approval to the U.S. Court of Appeals, District of Columbia. Those parties later sought rehearing of a FERC order which clarified the scope of the settlement. On May 19, 2000, the Court of Appeals dismissed that appeal on the grounds that a party may not seek agency rehearing of an order and simultaneously seek judicial review of the same order. While the FERC has now denied the rehearing request, the time for seeking judicial review of that order has not yet expired. WIC has made refunds as required by the settlement, but has authority to recoup those refunds in the event that the settlement is overturned or modified.

      On July 1, 1999, WIC filed with the FERC a new rate case to increase its rates by approximately $8 million annually (based on the rates determined under the 1997 rate case). On July 29, 1999, the FERC issued its order accepting the rate filing and suspending it for five months to become effective on January 1, 2000. The order also set the case for hearing, which is currently scheduled to commence in the fourth quarter of 2000. In April 2000, WIC filed an offer of settlement that would resolve all issues in the case. All but two parties agreed to the settlement, and the FERC has approved that settlement with respect to all of the parties except the two who objected. The FERC has allowed those two parties to continue to litigate their issues in the case, but has clarified that the outcome of the litigation will apply only to those parties. Hearing procedures are in place to address the issues raised by the two parties severed from the settlement.

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

                                                                                   Twelve Months Ended
                                                                           ---------------------------------
                                                                            September 30,     December 31,
                                                                                2000              1999
                                                                           --------------   ----------------
                                                                             (Unaudited)
      Return on average common stockholders' equity..................           15.1%            13.5%
      Cash flow from operating activities to long-term debt..........           16.0%            21.8%
      Total debt to total capitalization.............................           54.0%            51.9%
      Times interest earned (before tax).............................            3.2              3.1

      The return on average common stockholders' equity ratio increased primarily as a result of higher earnings in the 2000 period. The decrease in the cash flow from operating activities to long-term debt ratio resulted primarily from changes in working capital and long-term debt. The increase in the total debt to total capitalization ratio resulted from the changes in debt.

      In September 2000, the Company issued $215 million of 7.625% Notes due in 2008. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of short-term borrowings of the Company and its subsidiaries.

      In August 2000, the Company issued $300 million of 7 1/2% Notes due in 2006. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of floating rate indebtedness.

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

      The Company has entered into hedging transactions to manage price risk relating to a portion of the Company's future natural gas production. At September 30, 2000, the Company had entered into hedging contracts on 69 billion cubic feet ("Bcf") of remaining year 2000 natural gas production and on 165 Bcf of year 2001 natural gas production. Average monthly prices on these contracts range from $2.55 to $2.76 per thousand cubic feet (based on the Henry Hub price).

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

      Unused lines of credit at September 30, 2000 were as follows (millions of dollars):

         Short-term......................................    $   1,992.8
         Long-term*......................................          674.9
                                                             -----------
                                                             $   2,667.7
                                                             ===========

     *$343.0 million of unused long-term credit lines is dedicated to a specific use.

      The FASB has issued FAS 133, as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The corresponding offset for the change in fair value of the derivative instruments will be to income or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under FAS 133. The Company will adopt FAS 133 beginning January 1, 2001, and will apply the standard to all derivative instruments that exist on that date except for derivative instruments embedded in other contracts. As provided for in FAS 133, the Company will apply the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantially modified after December 31, 1998. The Company is continuing to study the impact of FAS 133 and has not yet quantified the effects on its financial statements.

                              Results of Operations

      The changes in the Company's earnings for the three- and nine-month periods ended September 30, 2000, in comparison to the same periods in 1999 are a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
      Natural gas.............................................    $   474.3   $    280.1    $ 1,229.5   $   902.2
      Refining, marketing and chemicals.......................      2,338.5      1,527.8      6,885.5     4,117.2
      Exploration and production..............................        255.0        159.5        764.5       373.4
      Power...................................................         39.7         34.0        118.5        94.7
      Coal....................................................         71.2         66.1        215.7       192.0
      Other...................................................          3.9          3.8         11.6        11.2
      Adjustments and eliminations............................        (26.3)       (11.2)       (70.3)      (28.9)
                                                                  ---------   ----------    ---------   ---------

                                                                  $ 3,156.3   $  2,060.1    $ 9,155.0   $ 5,661.8
                                                                  =========   ==========    =========   =========

      Earnings (Loss) Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (millions of dollars):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------------------    ---------------------
                                                                     2000        1999         2000         1999
                                                                  ---------   ----------    ---------   ---------
                                                                        (Unaudited)               (Unaudited)
      Natural gas.............................................    $   114.4   $    113.6    $   436.0   $   416.0
      Refining, marketing and chemicals.......................        110.8         52.6        201.9       185.9
      Exploration and production..............................         98.2         53.4        318.3        88.9
      Power...................................................         32.9         21.3        100.8        65.0
      Coal ...................................................          5.3          5.9         12.7        12.8
      Corporate and other.....................................        (42.3)       (25.7)      (126.9)      (69.8)
                                                                  ---------   ----------    ---------   ---------
                                                                  $   319.3   $    221.1    $   942.8   $   698.8
                                                                  =========   ==========    =========   =========

      Natural Gas. The increases in operating revenues of $194.2 million and $327.3 million for the three months and nine months ended September 30, 2000, respectively, can be attributed to increased volumes of natural gas liquids, primarily as a result of gas processing plants acquired during 1999 and higher prices for natural gas and natural gas liquids. Purchases increased by $196.1 million for the three-month period and $311.0 million for the nine- month period due to higher natural gas prices and increased costs for the gas processing plants.

      Earnings before interest and income taxes ("EBIT") increased by $.8 million for the third quarter as a result of increased earnings from equity investments of $6.1 million and other increases of $1.0 million partially offset by increased operating and general expenses of $4.4 million and decreased gross profit of $1.9 million. EBIT increased by $20.0 million for the nine-month period as a result of the increased gross profit of $16.3 million, increased earnings from equity investments of $26.4 million and other increases of $1.2 million partially offset by higher operating and general expenses of $23.9 million. Operating and general expenses increased in the three- and nine- month periods primarily as a result of higher expenses for the gas processing plants.

      Refining, Marketing and Chemicals. Operating revenues increased by $810.7 million in the third quarter and $2,768.3 million for the nine months due primarily to increased prices and volumes. Purchases increased by $741.0 million in the third quarter and $2,686.8 million for the nine months, also due primarily to higher prices and volumes. The gross profit increase of $69.7 million for the three-month period ended September 30, 2000, results from increased margins of $34.2 million; higher volumes sold of $16.8 million; an increase of $11.1 million from the sale, trading, and exchanging of third-party products and other increases of $7.6 million. Gross profit increased by $81.5 million for the nine-month period due to increased margins of $18.9 million; higher volumes sold of $16.3 million; an increase of $31.2 million from the sale, trading and exchanging of third-party products; increased income from marine activities of $11.8 million and other increases of $3.3 million.

      The EBIT increase of $58.2 million for the third quarter results from the increased gross profit of $69.7 million partially offset by higher operating and general expenses of $8.7 million and other decreases of $2.8 million. EBIT increased by $16.0 million for the nine months ended September 30, 2000, as the increased gross profit of $81.5 million and increased earnings from equity investments of $11.2 million was partially offset by higher operating and general expenses of $76.7 million. The increased operating and general expenses for both periods result primarily from higher fuel costs, increased repairs and maintenance expense and other expense increases at the refineries, partially due to the increased volumes processed. The nine-month operating and general expenses for 2000 include a $6.0 million charge related to a legal settlement.

      Exploration and Production. Operating revenues increased by $95.5 million and $391.1 million in the three- month and nine-month periods, respectively, as a result of higher production volumes and sales prices for natural gas, crude oil and condensate. The EBIT increase of $44.8 million for the third quarter results from increased prices of $40.7 million and increased volumes of $60.3 million partially offset by increased depreciation, depletion and amortization of $26.4 million; higher operating and general expenses of $23.4 million and other decreases of $6.4 million. EBIT increased by $229.4 million in the nine months ended September 30, 2000, as a result of increased prices of $220.0 million and higher volumes of $183.2 million partially offset by increased depreciation, depletion and amortization of $93.2 million; higher operating and general expenses of $66.7 million and other decreases of $13.9 million. The increases for depreciation, depletion and amortization and operating and general expenses result primarily from the increased production volumes. The other decreases for the nine-month period includes a $7.8 million business tax refund in 1999.

      Power. Operating revenues increased by $5.7 million in the three months and $23.8 million in the nine months ended September 30, 2000. The increase for the three months is the result of higher electricity prices for the El Salvador operations and the nine-month increase results from a gain in the 2000 first quarter of $16.5 million from the disposition of the Company's interest in a Guatemala power facility and higher electricity prices for the El Salvador operations. The EBIT increase of $11.6 million for the third quarter results from increased earnings from equity investments of $8.6 million and the increased operating revenues of $5.7 million partially offset by higher operating and general expenses of $2.5 million and other decreases of $.2 million. EBIT increased by $35.8 million for the nine months due to the $16.5 million gain noted above, increased earnings from equity investments of $19.0 million and other operating revenue increases of $7.3 million partially offset by higher operating and general expenses of $6.0 million and other decreases of $1.0 million. The increased operating and general expenses result primarily from increased fuel costs. The increased earnings from equity investments result from an additional investment in the Midland Cogeneration Venture Limited Partnership and new projects.

      Coal. Operating revenues increased by $5.1 million and $23.7 million in the three-month and nine-month periods, respectively, as a result of increased volumes partially offset by lower prices. EBIT decreased by $.6 million for the three-month period ended September 30, 2000, as the increased operating and general expenses of $3.6 million and increased depreciation, depletion and amortization of $2.1 million more than offset the increased operating revenues of $5.1 million. The EBIT decrease of $.1 million for the nine-month period results from increased operating and general expenses of $18.8 million and higher depreciation, depletion and amortization of $5.0 million partially offset by the operating revenue increase of $23.7 million. Operating and general expenses, which include cost of coal processed, and depreciation, depletion and amortization increased in both periods as a result of the additional volumes sold.

      Corporate and Other. The EBIT for these operations, which include certain real estate activities and corporate income and expenses not allocated to operating segments, decreased in both 2000 periods primarily as a result of increased dividends/expenses related to the securities of subsidiaries, merger-related charges and increased expenses from financing activities.

      Interest and Debt Expense. Interest and debt expense increased by $29.6 million in the three months and $61.7 million in the nine months ended September 30, 2000, due to higher average debt and increased average interest rates partially offset by increased capitalized interest.

      Taxes on Income. Federal income taxes increased by $23.3 million and $54.5 million in the three-month and nine-month periods ended September 30, 2000, respectively, as a result of increased earnings before income taxes and a higher effective federal income tax rate. State income taxes increased by $2.4 million and $9.5 million in the three-month and nine-month periods, respectively, due to increased earnings and a tax refund in 1999.

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. Certain subsidiaries of the Company and a company in which Coastal owns a 50% interest have been named as a PRP in various "Superfund" waste disposal sites. At the eight sites for which there is sufficient information, total cleanup costs are estimated to be approximately $605 million, and the Company estimates its pro-rata exposure, to be paid over a period of years, is approximately $4 million and has made appropriate provisions. At twelve other sites, the U.S. Environmental Protection Agency ("EPA") is currently unable to provide the Company with an estimate of total cleanup costs, and accordingly, the Company is unable to calculate its share of those costs.

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

      From March to October 2000, Coastal's Eagle Point Oil Company ("CEPOC") received several Administrative Order Notices of Civil Administrative Penalty Assessment ("AOs") from the New Jersey Department of Environmental Protection ("NJDEP"). All of the AOs are related to similar alleged noncompliance of the New Jersey Air Pollution Control Act pertaining to occurrences of air pollution from the first quarter 1999 through the second quarter 2000 by CEPOC's refinery in Westville, New Jersey. The NJDEP has assessed penalties totaling $1,148,000 for these alleged noncompliance. CEPOC has requested an administrative hearing on all issues raised by the AOs and concurrently, is negotiating with the NJDEP to settle the AOs.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              10.23 - Pension Plan for Employees of The Coastal Corporation,
                      restated as of January 1, 1989, as further amended by the Fifteenth Amendment dated September 29, 2000.
              11    - Statement re Computation of Per Share Earnings.
              27    - Financial Data Schedule.

          (b) Reports on Form 8-K.

              (1) A report on Form 8-K was filed on August 4, 2000. The item reported was:

                  Item 7.  Financial Statements and Exhibits.

                           (c) Exhibits.  The following document is filed as an
                               exhibit to this current report.

                               99.1   Press release issued July 26, 2000,
                                      entitled "Coastal Reports Record Second
                                      Quarter Earnings."

              (2) A report on Form 8-K was filed on August 8, 2000. The item reported was:

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

                                                  THE COASTAL CORPORATION
                                                        (Registrant)

Date:  November 10, 2000                  By:          COBY C. HESSE
                                             ----------------------------------
                                                       Coby C. Hesse
                                              Senior Executive Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
-------------------------------------------------------------------------------

10.23 Pension Plan for Employees of The Coastal Corporation, restated as of January 1, 1989, as further amended by the Fifteenth Amendment dated September 29, 2000.

   11     Statement Re Computation of Per Share Earnings

   27     Financial Data Schedule