Form 10-K405
period 2000-12-31
EL PASO CGP CO
filed 2001-03-23
CIK 21267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-7176

                              EL PASO CGP COMPANY
                       (FORMERLY THE COASTAL CORPORATION)
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      74-1734212
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

               EL PASO BUILDING
            1001 LOUISIANA STREET
                HOUSTON, TEXAS                                     77002
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 420-2131

          Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                             ON WHICH REGISTERED
-------------------                                            ---------------------
8.375% Coastal Trust Preferred Securities issued by Coastal
  Finance I
Growth PRIDES                                                 New York Stock Exchange
Income PRIDES

        Securities registered Pursuant to Section 12(g) of the Act: NONE

                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
    Common Stock, par value $1.00 per share. Shares outstanding on March 19, 2001: 1,000

    EL PASO CGP COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(A) AND
(B) TO FORM 10-K AND IS, THEREFORE, FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EL PASO CGP COMPANY

                               TABLE OF CONTENTS

                                      CAPTION                             PAGE
                                      -------                             ----
                                    PART I

Item 1.     Business....................................................    1
Item 2.     Properties..................................................   17
Item 3.     Legal Proceedings...........................................   17
Item 4.     Submission of Matters to a Vote of Security Holders.........    *

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   18
Item 6.     Selected Financial Data.....................................    *
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   18
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   24
Item 8.     Financial Statements and Supplementary Data.................   26
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   57

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..........   *
Item 11.    Executive Compensation......................................   *
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   *
Item 13.    Certain Relationships and Related Transactions..............   *

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   57
            Signatures..................................................   59

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
Bbls     = barrels
Bcf      = billion cubic feet
Bcfe     = billion cubic feet of gas equivalents
Btu      = British thermal units
MMBtu    = million British thermal units
MBbls    = thousand barrels
MMBbls   = million barrels
Mcf      = thousand cubic feet
Mcfe     = thousand cubic feet of gas equivalents
MMcf     = million cubic feet
MMcfe    = million cubic feet of gas equivalents

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf. Also, when we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

                                     PART I

ITEM 1. BUSINESS.

                                  INTRODUCTION

     In January 2001, we became a wholly owned subsidiary of El Paso Corporation through our merger with a wholly owned El Paso subsidiary. In the merger, each share of our common stock and Class A common stock was converted on a tax-free basis into 1.23 shares of El Paso common stock. Our outstanding convertible preferred stock was exchanged tax free for El Paso common stock on the same basis as if the preferred stock had been converted into our common stock immediately prior to the merger. El Paso issued a total of approximately 271 million shares of its common stock, including approximately 4 million shares issued in exchange for our outstanding stock options.

     On January 30, 2001, we changed our name from The Coastal Corporation to El Paso CGP Company.

     We are a Delaware corporation, incorporated in 1972 and originally founded in 1955. We are a diversified energy company with operations in natural gas gathering, marketing, processing, storage and transmission; petroleum refining, marketing and chemicals; gas and oil exploration and production; coal mining; and power.

                              NATURAL GAS SYSTEMS

     Our natural gas systems are involved in the production, purchase, gathering, processing, transportation, and storage of natural gas. We also market and sell natural gas to and for utilities, industrial customers, marketers, producers, distributors, other pipeline companies and end users.

REGULATED GAS OPERATIONS

     ANR. ANR Pipeline Company is involved in the open access transportation, storage and gathering of natural gas owned by third parties. ANR's two interconnected, large-diameter multiple pipeline systems transport natural gas from gas-producing fields in Texas, Oklahoma, Louisiana, the Gulf of Mexico, and Canada to markets in the Midwest and Northeast regions of the United States, including the metropolitan areas of Detroit, Chicago, and Milwaukee.

     ANR's system consists of 10,600 miles of pipeline and 74 compressor stations, with a design peak capacity of approximately 6.6 Bcf/d. During 2000, ANR transported natural gas volumes averaging approximately 71 percent of its capacity. Along its system, ANR also has approximately 202 Bcf of underground working gas storage capacity, with a maximum daily delivery capacity of 3 Bcf. Working gas storage capacity operated by ANR of 126.3 Bcf is available from five owned and five leased underground storage facilities in Michigan. ANR also has contracted rights for 75.4 Bcf of working gas storage capacity, of which 45.4 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage Company.

     ANR has a 50 percent indirect interest in the East Breaks, High Island Offshore, Stingray and U-T Offshore systems, all of which are located in the Gulf of Mexico. ANR also owns an indirect 16 percent interest in the Iroquois pipeline system that transports gas from Canada to the northeastern U.S. As a result of the El Paso merger, ANR was required, under a Federal Trade Commission consent order, to dispose of its interests in the U-T Offshore and Stingray systems. These sales were completed in February 2001. Under that same consent order, ANR will dispose of its 16 percent interest in the Iroquois Gas Transmission System. The sale of ANR's interest in the Iroquois system is expected to be completed in the first half 2001.

     Deliveries on the ANR system for the years 2000, 1999, and 1998 were as follows:

                       TOTAL SYSTEM     DAILY AVERAGE
YEAR                    DELIVERIES    SYSTEM DELIVERIES
----                   ------------   -----------------
                          (BCF)            (MMCF)
2000                      1,352             3,694
1999                      1,362             3,732
1998                      1,354             3,710

     CIG. Colorado Interstate Gas Company is involved in the production, purchase, gathering, processing, transportation, storage and sale of natural gas. CIG's gas transmission system extends from natural gas production areas in the Panhandle Field of Texas and is directly or indirectly connected to every major supply basin in the Rocky Mountain region. CIG's pipeline system serves two major markets, one along the Front Range of the Rocky Mountains in Colorado and Wyoming and the second interconnects with other pipelines transporting gas to California and the Midwest.

     CIG's principal transmission facilities consist of approximately 4,400 miles of pipeline and 56 compressor stations, with a design capacity of 2,290 MMcf/d. During 2000, CIG transported natural gas volumes averaging approximately 60 percent of its capacity. Along its system, CIG also has approximately 29 Bcf of working gas storage capacity and owns four underground natural gas storage fields; three located in Colorado and one in Kansas.

     Deliveries on the CIG system for the years 2000, 1999, and 1998 were as follows:

                                                           TOTAL SYSTEM     DAILY AVERAGE
                                                            DELIVERIES    SYSTEM DELIVERIES
YEAR                                                          (BCF)            (MMCF)
----                                                       ------------   -----------------
2000.....................................................      485              1,325
1999.....................................................      454              1,245
1998.....................................................      480              1,315

     In addition to its transmission and storage activities, CIG owns or controls proved reserves that were estimated to total 202 Bcf, 228 Bcf, and 243 Bcf at December 31, 2000, 1999, and 1998. These estimates are based on a report by Huddleston & Co., Inc., our independent engineers. CIG also maintains, for its own account, 2.5 Bcf of natural gas in underground storage fields and has an additional 37.8 Bcf of base natural gas in its four storage fields. From its total reserves, primarily located in the Panhandle Field, CIG is committed to sell 77 percent to Pioneer Natural Resources USA, Inc. The remaining production may be sold to third parties.

     Wyoming Interstate. Wyoming Interstate Company, Ltd. owns an interstate pipeline system located primarily in Wyoming. The Wyoming Interstate system consists of approximately 400 miles of pipeline with a total design capacity of 1,157 MMcf/d. During 2000, Wyoming Interstate transported natural gas volumes averaging approximately 75 percent of its capacity. The system has two large-diameter pipelines that come together in northern Colorado to feed into the CIG-Trailblazer interconnect on the 800-mile Trailblazer system and into other interstate and intrastate pipelines at that interconnect.

     Alliance Pipeline. We own an approximate 14 percent interest in the Alliance Pipeline. Alliance consists of approximately 2,300 miles of pipeline, including lateral lines, with a design capacity of 1,325 MMcf/d and extends from supply fields in western Canada to the Chicago area market center. Alliance commenced service in late 2000.

     Great Lakes Gas Transmission. We own a 50 percent interest in Great Lakes Gas Transmission, LP. Great Lakes owns a 2,100-mile pipeline with a design capacity of 2,895 MMcf/d. The system extends from the Manitoba-Minnesota border to an interconnection on the Michigan-Ontario border at St. Clair, Michigan. During 2000, Great Lakes transported volumes averaging approximately 84 percent of its capacity.

     ANR Storage. ANR Storage Company develops and operates underground natural gas storage facilities. ANR Storage owns four underground storage facilities in northern Michigan. These facilities have a working storage capacity of approximately 56 Bcf, of which 30 Bcf is contracted by ANR. In addition, ANR Storage has joint ownership interests in three storage facilities located in Michigan and New York with a total working storage capacity of approximately 65 Bcf. All of ANR Storage's jointly owned capacity is under long-term contracts, including 45 Bcf contracted to ANR.

REGULATORY ENVIRONMENT

     Our interstate natural gas systems and our storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs that establish rates, terms, and conditions under which each system provides services to its customers. Generally, FERC's authority extends to:

     - transportation and storage of natural gas, rates and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities;

     - initiation and discontinuation of services; and

     - various other matters.

     Our wholly owned and domestic investee pipelines have tariffs established through filings with FERC and have a variety of terms and conditions, each of which affects the pipeline's operations and its ability to recover fees for the services it provides. By and large, changes to these fees or terms can only be implemented upon approval by FERC.

     Our interstate pipeline systems are also subject to the Natural Gas Pipeline Safety Act of 1968 that establishes pipeline and liquefied natural gas plant safety requirements. We are also subject to environmental legislation and regulations. Each of our systems has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our systems are in substantial compliance with the applicable requirements.

     We are also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission and storage facilities by the U.S. Department of Transportation. Additionally, we are subject to similar safety requirements from the U.S. Department of Labor's Occupational Safety and Health Administration related to our processing plants. Operations on U.S. government land are regulated by the U.S. Department of the Interior.

     In Canada, Alliance's operating activities are regulated by the National Energy Board. Similar to FERC, the National Energy Board governs tariffs and rates and the construction and operation of natural gas pipelines in Canada.

     For further discussion of our regulatory matters, see Item 8, Financial Statements and Supplementary Data, Note 15.

MARKETS AND COMPETITION

     Our natural gas interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     In its historical market areas of Wisconsin and Michigan, ANR competes with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. ANR has been successful in restructuring the service portfolios of a number of its major Wisconsin customers. This restructuring has enabled ANR to extend contracts that were set to expire in 2003, with the restructured contracts providing for a combined winter maximum daily quantity of 674 MMcf/d that will expire in 2008 and 2010. ANR continues to work with its largest customer, Wisconsin Gas Company, to restructure and extend contracts that are set to expire in 2003. However, Wisconsin Gas is a sponsor of the proposed Guardian Pipeline, which received a FERC certificate on March 14, 2001, and that pipeline will directly compete for a portion of this expiring capacity. ANR also has 900 MMcf/d of capacity under contract with Michigan Consolidated Gas Company. Of that amount, 110 MMcf/d is due to expire in March 2002, another 175 MMcf/d will expire in 2003, and the remainder of the capacity will expire between 2006 and 2011. Extensions of these contracts are under negotiation.

     ANR also faces competition in the Northeast markets from other interstate pipelines serving electric generation and local distribution companies.

     CIG serves two major markets, its "on-system" market, consisting of the utilities along the Front Range of the Rocky Mountains in Colorado and Wyoming, and its "off-system" market, consisting of the transportation of Rocky Mountain production from multiple supply basins to interconnections with other pipelines bound for the Midwest or California. CIG faces different types of competition in both markets. In the on-system market, competition comes from local supply in the Denver-Julesburg basin, from an intrastate pipeline directly serving Denver, and from off-system shippers who can deliver their gas in that market, supplanting CIG transportation for utility customers. The primary criterion for success in this market is the ability to serve a very volatile load reliably, at a competitive price. In the off-system market, CIG faces competition in its supply area from two major pipelines serving the California and Pacific Northwest markets. It also faces competition from competitors whose supply is produced in Texas, Oklahoma, and Kansas. These competitors can displace CIG deliveries into the pipelines serving the Midwestern markets. The primary criterion for success in this market is the strength of pricing differentials between Wyoming and Oklahoma.

     CIG's full capacity is contracted under firm transportation agreements, with the bulk of these agreements expiring within the next several years. The largest portion of these agreements is with Public Service Company of Colorado and will expire in the 2002 to 2005 timeframe. CIG is actively negotiating with all shippers for contract renewal and is optimistic that its ability to serve the Front Range market reliably and competitively, coupled with reasonably strong pricing differentials affecting off-system markets, will result in successful renewal of the expiring contracts. New firm transportation contracts have not yet been executed for the bulk of the volumes involved, but CIG has reached agreement in principle with Public Service Company to renew its contracts at revenue levels close to historical levels.

     WIC's two lines are subject to different competitive forces. Both lines are currently fully contracted and are subject to take-away capacity constraints at their intersection in northern Colorado. Both of WIC's lines feed into the Trailblazer system going east, the CIG system going south and other interstate and intrastate pipelines connected at the CIG-Trailblazer interconnect. Due to the full capacity demand on the Trailblazer system and the near capacity demand on the CIG system, shippers on WIC's two lines must compete with each other for scarce capacity to the markets of choice. On WIC's main line, contracts for approximately 500 MMcf/d out of approximately 750 MMcf/d expire in 2003. Success in renewing or replacing these contracts will depend on the availability of eastbound capacity. WIC's contracts generally have between six and ten years remaining.

UNREGULATED GAS OPERATIONS

     Our unregulated natural gas operations include our natural gas midstream activities (gathering, processing, natural gas liquids pipelines and storage, fractionation, gas supply, and gas and natural gas liquids marketing), marketing and trading activities, and international pipeline operations.

     We own or operate for various affiliates domestic midstream assets in Alabama, Colorado, Kansas, Louisiana, Mississippi, Oklahoma, Texas, Utah, Wyoming and offshore in the Gulf of Mexico. These assets include interests in over 4,000 miles of gathering pipelines, which collect gas from over 3,900 wells. In both 2000 and 1999, we gathered approximately 0.9 Bcf/d of gas and approximately 1 Bcf/d of gas in 1998. We also have an ownership interest in 16 gas processing and fractionation plants, 12 of which we operate. Our processing plant capacity is approximately 3.5 Bcf/d. Fractionation capacity is approximately 106,000 Bbls/d. We also own or have interests in over 600 miles of natural gas liquids pipelines, and we operate a natural gas liquids storage facility with a capacity of 2.4 million barrels. Natural gas liquids produced at our operated plants and from gas processed by others for us averaged more than 60,000 Bbls/d in 2000, as compared to more than 25,000 Bbls/d in 1999 and 23,000 Bbls/d in 1998.

     We hold a 14.6 percent interest in the 250-mile Dauphin Island Gathering Partners pipeline system that gathers and transports natural gas from major producing areas offshore in the eastern Gulf of Mexico. Dauphin Island transports gas onshore to Louisiana and Mobile Bay, Alabama, where we hold an interest in a 600 MMcf/d gas processing plant and a 40-megawatt cogeneration plant. The cogeneration plant provides power and processes heat for the gas plant. The gas plant and associated cogeneration plant, in which we have a 42.4 percent interest, began operations in April 1999. We also have an indirect interest of 7 percent in the Tri States natural gas liquids pipeline system. Tri States, which began operations in April 1999, is a 210-mile system that transports natural gas liquids from the Mobile Bay area gas processing plants to fractionators and markets in Louisiana.

     In December 2000, the Aux Sable gas processing and fractionation facilities commenced operations. We own a 14.4 percent interest in the Aux Sable gas processing and fractionation complex, which is located near Chicago at the terminus of the Alliance Pipeline system. Aux Sable has exclusive rights to process natural gas and extract natural gas liquids transported on the Alliance Pipeline system. The Aux Sable facilities are designed to process up to 2.1 Bcf/d of natural gas and recover approximately 94,000 Bbls/d of natural gas liquids.

     In January 2000, we placed into service a 150 MMcf/d gas treatment plant in La Vaca County, Texas, which removes carbon dioxide from the gas produced by us from the Dry Hollow and Brushy Creek Fields. Also in January 2000, we completed construction of the Rawhide Buttes gathering system located in the Powder River Basin of Wyoming. The Rawhide Buttes system gathers gas from coal-bed methane wells and delivers the gas to an interstate pipeline in Campbell County, Wyoming.

     CIG provides gathering and processing services on an unbundled or stand-alone basis. CIG's processing terms are not regulated by FERC, but CIG is required to provide open access to its processing facilities. CIG's natural gas gathering and processing facilities are located throughout the production areas adjacent to its transmission system, with most of its gathering facilities connected directly to its transmission system. CIG's gathering facilities, excluding facilities in the Panhandle Field that are used to provide gathering services regulated by FERC, consist of approximately 2,400 miles of gathering lines. CIG owned and operated four natural gas processing plants in 2000. These plants, with a total operating capacity of approximately 477 MMcf/d, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers. CIG's gas processing plants recovered approximately 31 million gallons of liquid hydrocarbons in 2000, compared to 38 million gallons in 1999 and 46 million gallons in 1998. Additionally, CIG processed approximately 36 million gallons of liquid hydrocarbons owned by others in 2000, compared to 24 million gallons in 1999 and 25 million gallons in 1998.

     Our unregulated natural gas and power marketing and trading activities in North America are conducted through Coastal Merchant Energy, who provides wholesale energy services to natural gas and power clients and marketing services to each of our business segments. Prior to October 2000, we conducted our marketing and trading activities through Engage Energy US, L.P. and Engage Canada, L.P., a joint venture between us and Westcoast Energy Inc., a major Canadian natural gas company. During the fourth quarter 2000, we terminated the Engage joint venture and Engage US became Coastal Merchant Energy, a wholly owned subsidiary of Coastal. Upon the completion of our merger with El Paso in January 2001, Coastal Merchant Energy was merged into the merchant operations of El Paso. For the years ended December 31, 2000 and 1999, Engage US and Coastal Merchant Energy, on a combined basis, had physical sales volumes of natural gas averaging 3.3 Bcf/d and 3.1 Bcf/d, and combined power sales were approximately 10 million megawatt hours for both of the years ended December 31, 2000 and 1999.

     Our international natural gas operations consist of a 113-mile natural gas pipeline in Victoria, Australia.

                       REFINING, MARKETING AND CHEMICALS

     We are involved in the operation of refineries and chemical plants; the purchase, transportation and sale of refined products, crude oil, condensate and natural gas liquids; the sale at retail of gasoline, petroleum products and convenience items; petroleum product terminaling and the marketing of crude oil and refined products worldwide.

REFINING

     Our subsidiaries operated their refineries at 93 percent of average combined capacity in each of 2000 and 1999 compared to 85 percent in 1998. The aggregate sales volumes (millions of barrels) of our wholly owned refineries were 181.9 in 2000, 171.3 in 1999 and 154.4 in 1998. Of the total refinery sales in 2000, 27 percent was gasoline, 50 percent was middle distillates, like jet fuel, diesel fuel and home heating oil, and 23 percent was heavy industrial fuels and other products.

     The following table presents average daily throughput and daily capacity and storage capacity at December 31, 2000 at our wholly owned refineries:

                                                         AVERAGE DAILY     AT DECEMBER 31, 2000
                                                          THROUGHPUT       ---------------------
                                                       -----------------    DAILY      STORAGE
REFINERY                       LOCATION                 2000      1999     CAPACITY    CAPACITY
--------                       --------                -------   -------   --------   ----------
                                                                       (IN BBLS)
Aruba              Aruba............................   229,000   195,000   280,000    15,300,000
Corpus Christi     Corpus Christi, Texas............    99,000   100,000   100,000     7,100,000
Eagle Point        Westville, New Jersey............   143,000   143,000   140,000     9,300,000
Mobile             Mobile, Alabama..................    12,000    13,000    18,000       600,000
                                                       -------   -------   -------    ----------
          Total.....................................   483,000   451,000   538,000    32,300,000
                                                       =======   =======   =======    ==========

     Our refineries produce a full range of petroleum products ranging from transportation fuels to paving asphalt. They are operated to produce the particular products required by customers within each refinery's geographic area. In 2000, the products emphasized included premium gasolines and products for specialty markets like petrochemical feedstocks, aviation fuels and asphalt.

     On July 30, 1998, we entered into an agreement with a subsidiary of Petroleos Mexicanos, Mexico's national oil company, for the supply of up to 100,000 Bbls/d of crude oil to support an upgrade of our Aruba refinery. The upgrade included the installation of a new 30,000 Bbls/d delayed coking unit and other modifications aimed at increasing the refinery's heavy crude refining and conversion capacity to approximately 280,000 Bbls/d. The upgrade was completed in April 2000.

MARKETING

     Refined Products Marketing. The following table presents sales volumes for distribution activities of our subsidiaries, including products from our refineries and purchases from other suppliers, for each of the three years ended December 31, 2000.

TYPE OF SALE                                               2000      1999      1998
------------                                              -------   -------   -------
                                                            (THOUSANDS OF BARRELS)
Company produced refined products.......................  181,890   171,310   154,427
Refined products purchased from others..................  121,565   104,733   131,508
Natural gas liquids.....................................   12,169    10,629    14,292
                                                          -------   -------   -------
          Total.........................................  315,624   286,672   300,227
                                                          =======   =======   =======

     Our subsidiaries are wholesale marketers of refined products and liquefied petroleum gas in 26 states plus Canada, the Dominican Republic, El Salvador, the Bahamas and Panama through 174 terminals. Coastal Refining & Marketing, Inc. serves customers primarily in the Midwest, Mississippi Valley and the Southwest through 94 product and liquefied petroleum gas terminals in 15 states. On the Gulf and East Coasts, we serve home, industry, utility, defense and marine energy needs. In 2000, these divisions' sales volumes were 62.7 million barrels, which accounted for approximately 20 percent of the total marketing and distribution sales. International subsidiaries that acquire feedstocks for the refineries and products for the distribution system are located in Aruba, London and Singapore.

     We lease petroleum storage facilities located at the former U.S. naval base at Subic Bay in the Philippines. We are leasing 304 acres of land, with 68 individual storage tanks totaling 2.4 million barrels of storage, most of which are underground, and 40 miles of pipeline connecting the terminal with other facilities within the Subic Bay Freeport Zone. A joint venture between our subsidiary and the Petroleum Authority of Thailand rehabilitated the petroleum products pipeline between the Subic Bay Freeport Zone and the Clark Special Economic Zone, formerly Clark Air Force Base, along with a petroleum storage facility in the Clark Special Economic Zone. Both facilities are used to support the joint venture's marketing activities in the Philippines.

     We have a 50 percent interest in a terminal and port facility near Tallinn, Estonia on the Baltic Sea. The terminal operation handled imports and exports of approximately 35.1 million barrels of petroleum products in 2000, primarily from Russia and the former republics of the Soviet Union to markets in Europe, North and South America and the Caribbean.

     Through Coastal Mart, Inc. and branded marketers, we conduct retail marketing, using the C-MART(R), C and Design and/or COASTAL(R) trademarks, in 34 states and Aruba through 1,529 Coastal branded outlets, of which we operate 374 outlets. Fleet fueling operations include 23 outlets in Texas and six in Florida. In December 2000, we entered into agreements to sell approximately 100 company-operated outlets in New Jersey, Pennsylvania, Virginia, West Virginia, Tennessee, North Carolina and South Carolina and approximately 100 company-operated outlets in Colorado, Iowa, Kansas, Nebraska, Oklahoma, South Dakota and Wyoming. The sale of the outlets in the northeastern and eastern states was completed in February 2001, and the sale of the outlets in the Midwest is expected to be completed in the second quarter 2001. The agreements also include the sale of branded marketer and contract dealer accounts covering 355 locations in 19 states. After completion of the proposed sales, the Company's retail marketing operations will be conducted in 23 states and Aruba through 973 Coastal-branded outlets, of which 176 will be company operated.

     Through Coastal Unilube, Inc., we blend, package and distribute lubricants and automotive products under the COASTAL(R), C and Design and other trademarks through 8 warehouses servicing customers in 44 states, plus the District of Columbia, Puerto Rico, the U.S. Virgin Islands and 28 foreign countries.

     To support our refining and marketing operations, we have transportation facilities including petroleum liquids pipelines, tank cars, tankers, tank trucks and barges. We operate almost 1,900 miles of pipeline for gathering and transporting an average of 251,626 Bbls/d of crude oil, condensate, natural gas liquids and refined products. These pipelines include 304 miles of crude oil pipelines, 848 miles of refined products pipelines, and 582 miles of natural gas liquids pipelines, located mainly in Texas and in which we have approximately a 28 percent ownership interest. We have a 50 percent ownership in 13 miles of refined products pipelines located in New Jersey and New York. We also have a 33.3 percent interest in 80 miles of refined products pipelines in New Jersey and 28 miles of crude pipelines in Louisiana. We also have 26-mile crude pipeline located in Utah and Wyoming. In 2000, throughput of crude oil pipelines averaged 31,798 Bbls/d, compared to 38,877 Bbls/d in 1999 and 15,323 Bbls/d in 1998. In 2000, throughput of refined products and natural gas liquid pipelines averaged 219,828 Bbls/d, compared to 210,529 Bbls/d in 1999 and 207,800 Bbls/d in 1998.

     Our marine transportation fleet at December 31, 2000 consisted of 15 tug boats, 19 oil barges, 3 owned tankers and 11 time-chartered tankers.

CHEMICALS

     Our chemical production facilities, located in Cheyenne, Wyoming; Battle Mountain, Nevada; and St. Helens, Oregon, produce a variety of nitrogen-based chemicals and oxygenates that are marketed to serve agricultural and industrial markets throughout the western United States.

     Coastal Chem, Inc. operates a plant near Cheyenne, Wyoming, which produces anhydrous ammonia, ammonium nitrate, nitric acid, liquid carbon dioxide, methanol and urea for use as agricultural fertilizers, livestock feed supplements, blasting agents and various other industrial applications. Our Cheyenne, Wyoming plant has the capacity to produce 550 tons per day of anhydrous ammonia, 875 tons per day of ammonium nitrate, 700 tons per day of nitric acid, 400 tons per day of liquid carbon dioxide, 225 tons per day of methanol, and 320 tons per day of urea, Coastal Chem also owns a plant at Table Rock, Wyoming, which has a production capacity of 150 tons of liquid fertilizer per day. In addition, Coastal Chem operates a low density ammonium nitrate (LoDAN(R)) facility in Battle Mountain, Nevada, which has the capacity to produce 440 tons per day of LoDAN(R) and 350 tons of nitric acid per day. The LoDAN(R) product is used primarily as a blasting agent in surface mining.

     Coastal Chem also operates an integrated methyl tertiary butyl ether (MTBE) plant in Cheyenne, Wyoming, with a production capacity of 4,300 barrels per day. MTBE is a gasoline additive which adds oxygen and boosts octane of the blended mixture.

     Our St. Helens chemical plant, located in St. Helens, Oregon, has the capacity to produce 300 tons per day of anhydrous ammonia, 400 tons per day of urea and 85 tons per day of ammonium nitrate solutions.

     Sales volumes for Coastal Chem and St. Helens for the three years ended December 31, 2000, are set forth below (thousands of tons):

                                                              2000    1999    1998
                                                              -----   -----   -----
Agricultural Sales..........................................    389     326     346
Industrial Sales............................................    547     608     550
MTBE........................................................    214     209     210
                                                              -----   -----   -----
          Total.............................................  1,150   1,143   1,106
                                                              =====   =====   =====

     Coastal Chem and the St. Helens plant compete with many nitrogen and MTBE producers across the U.S. and Canada. Their strengths are product quality, service, and dependability. Coastal Chem and the St. Helens plant produce commodity products with strong price competition from producers worldwide.

     In November 1998, we suspended operations at our petrochemical facility in Montreal East, Quebec, Canada. Operations will be resumed when supply/demand conditions provide the necessary economic support. The petrochemical facility has the capacity to produce 330,000 tons per year of paraxylene, a component used in the manufacturing of polyester fibers and containers. In September 2000, we reduced our 100 percent ownership interest in the petrochemical facility to 51 percent.

     Our 660-tons-per-day anhydrous ammonia facility located at Oyster Creek in Freeport, Texas began operation in the first quarter of 1998. Production (in tons) sold from the facility for the year ended December 31, 2000, was 131,200 as compared to 137,800 in 1999 and 45,000 in 1998. This plant is located adjacent to and supplies a number of major chemical facilities.

COMPETITION

     The petroleum industry is highly competitive in the United States and throughout most of the world. Our refining and marketing of petroleum products and chemicals businesses compete with other industries in supplying the energy needs of various types of consumers. Principal factors affecting sales are price, location and service. Overall performance is impacted by industry margins and supply and demand for both feedstocks and finished products.

                           EXPLORATION AND PRODUCTION

GAS AND OIL PROPERTIES

     We are engaged in gas and oil exploration, development and production operations in Colorado, Kansas, Louisiana, New Mexico, Oklahoma, Texas, Utah, Wyoming and offshore in the Gulf of Mexico. In addition, we have exploration and production rights in Australia, Brazil, Canada, Hungary and Indonesia.

     In 2000, our domestic exploration and production operations sold approximately 24 percent of all the gas produced to our wholly owned natural gas system subsidiaries and approximately 67 percent to Engage prior to the dissolution of the Engage joint venture in the fourth quarter 2000. Our domestic operations also make short-term gas sales directly to industrial users and distribution companies. Oil is sold primarily under short-term contracts at field prices posted by the principal purchasers of oil in the areas in which the producing properties are located.

     The following table details our gross and net acreage held under gas and oil mineral leases at December 31, 2000.

                                              UNDEVELOPED       DEVELOPED         TOTAL
                                             --------------   -------------   --------------
AREA                                         GROSS     NET    GROSS    NET    GROSS     NET
----                                         ------   -----   -----   -----   ------   -----
                                                          (THOUSANDS OF ACRES)
Exploration and Production
  United States (Domestic)
     Onshore...............................   1,452   1,016   1,320     527    2,772   1,543
     Offshore..............................     533     456     418     275      951     731
                                             ------   -----   -----   -----   ------   -----
          Total Domestic...................   1,985   1,472   1,738     802    3,723   2,274
                                             ------   -----   -----   -----   ------   -----
  Canada...................................     246     182      11       9      257     191
                                             ------   -----   -----   -----   ------   -----
          Total North America..............   2,231   1,654   1,749     811    3,980   2,465
                                             ------   -----   -----   -----   ------   -----
  International
     Australia.............................   1,770     614      --      --    1,770     614
     Brazil................................   4,246   3,321      --      --    4,246   3,321
     Hungary...............................     568     568      --      --      568     568
     Indonesia.............................   1,374     442      --      --    1,374     442
                                             ------   -----   -----   -----   ------   -----
          Total International..............   7,958   4,945      --      --    7,958   4,945
                                             ------   -----   -----   -----   ------   -----
          Total Exploration and
            Production.....................  10,189   6,599   1,749     811   11,938   7,410
                                             ------   -----   -----   -----   ------   -----
Natural Gas Systems(1)
  Domestic Onshore.........................      --      --     263     259      263     259
                                             ------   -----   -----   -----   ------   -----
          Total Acreage....................  10,189   6,599   2,012   1,070   12,201   7,669
                                             ======   =====   =====   =====   ======   =====

---------------
(1) These are reserves owned by CIG.

     The domestic net developed acreage is concentrated principally in Texas (32 percent), Utah (30 percent), offshore Gulf of Mexico (26 percent), Colorado (9 percent) and Oklahoma (2 percent). Approximately 15 percent, 9 percent and 26 percent of our total domestic net undeveloped acreage is under leases that have minimum remaining primary terms expiring in 2001, 2002 and 2003, respectively.

     The following table details our domestic productive wells at December 31, 2000. Gross wells include 58 multiple completions.

TYPE OF WELL                                                  GROSS    NET
------------                                                  -----   -----
Exploration and Production
  Oil.......................................................    468     329
  Gas.......................................................  3,042   2,242
                                                              -----   -----
          Total Exploration and Production..................  3,510   2,571
                                                              -----   -----
Natural Gas Systems
  Oil.......................................................      9       8
  Gas.......................................................    809     789
                                                              -----   -----
          Total Natural Gas Systems.........................    818     797
                                                              -----   -----
          Total.............................................  4,328   3,368
                                                              =====   =====

EXPLORATION AND DRILLING

     During 2000, we participated in drilling 332 domestic gross wells, 256.5 net wells, to our interest. The following table details our participation in wells drilled during the years 1998 through 2000.

                                                   2000          1999          1998
                                                -----------   -----------   -----------
                                                GROSS   NET   GROSS   NET   GROSS   NET
                                                -----   ---   -----   ---   -----   ---
Exploration and Production
  Exploratory Wells
     Oil......................................    --     --     --     --     --     --
     Gas......................................    11     10      9      7      7      5
     Dry Holes................................     8      7      5      5      7      3
                                                 ---    ---    ---    ---    ---    ---
                                                  19     17     14     12     14      8
                                                 ---    ---    ---    ---    ---    ---
  Development Wells
     Oil......................................     3      1      1      1      4      3
     Gas......................................   289    223    238    180    186    140
     Dry Holes................................    14     14      1      1      2      1
                                                 ---    ---    ---    ---    ---    ---
                                                 306    238    240    182    192    144
                                                 ---    ---    ---    ---    ---    ---
Natural Gas Systems
  Development Wells
     Oil......................................    --     --     --     --     --     --
     Gas......................................     7      1     22     13      6      6
     Dry Holes................................    --     --     --     --     --     --
                                                 ---    ---    ---    ---    ---    ---
                                                   7      1     22     13      6      6
                                                 ---    ---    ---    ---    ---    ---
          Total...............................   332    256    276    207    212    158
                                                 ===    ===    ===    ===    ===    ===

     The following table details domestic wells in progress as of December 31, 2000.

TYPE OF WELL                                                  GROSS   NET
------------                                                  -----   ---
Exploration and Production
  Exploratory...............................................   13     13
  Development...............................................   50     39
                                                               --     --
          Total Exploration and Production..................   63     52
                                                               ==     ==

     There were no exploratory or development wells in progress for the natural gas systems segment as of December 31, 2000.

     Our domestic exploration and development operations are focused on three core areas: the Texas Coastal Plain, the Gulf of Mexico and the Rocky Mountains.

     In 2000, the Texas Coastal Plain continued its significant contribution with net average natural gas production of approximately 460 MMcf/d compared with 329 MMcf/d in 1999. Proved reserve inventory for the area at the end of 2000 amounted to 1,765 Bcfe compared to the year end 1999 level of 1,255 Bcfe. Activities on the Texas Coastal Plain focused on two major production trends, the Wilcox trend and the Frio/Vicksburg trend.

     At the end of 2000, we held interests in 188 blocks and 89 platforms in the Gulf of Mexico. Net annual average natural gas production increased to 315 MMcf/d in 2000 compared to 193 MMcf/d in 1999. We operate 73 of the platforms as compared with 63 at the end of 1999. Proved reserve inventory for the Gulf of Mexico at the end of 2000 was 813 Bcfe compared to 804 Bcfe at the end of 1999.

     In 2000, the Rocky Mountain region increased its contribution with net average natural gas production of approximately 106 MMcf/d compared with 93 MMcf/d in 1999. Proved reserve equivalent inventory for the area at the end of 2000 was 1,731 Bcf compared to 1,455 Bcf in 1999. Activities in the region focus on three major production basins, Uinta, Piceance, and Douglas Arch.

     In Canada, we are continuing to develop and acquire production to support our shipping commitment on the Alliance Pipeline. At year end 2000, we held interests in 257,554 gross acres (191,188 net acres), had completed 21.2 successful net gas wells and have about 190 Bcf equivalent of proved reserve inventory. Capital expenditures for Canadian development in 2000 were approximately $120 million.

     Also, at the end of 2000, we held interests in 4,245,495 gross acres (3,320,744 net acres) and had about 120 Bcfe of proved undeveloped reserves in Brazil. Capital expenditures in Brazil for 2000 were $11 million.

GAS AND OIL PRODUCTION

     Natural gas production from domestic properties during 2000 averaged 988 MMcf/d, compared to 729 MMcf/d in 1999. Production from non-pipeline owned wells averaged 896 MMcf/d in 2000, compared to 632 MMcf/d in 1999. Crude oil, condensate and natural gas liquids production from domestic properties averaged 17,764 Bbls/d in 2000, compared to 12,326 Bbls/d in 1999.

     The following table presents gas, oil, condensate and natural gas liquids production volumes of our domestic interest in gas and oil properties for the three years ended December 31, 2000:

                                                                               NATURAL GAS
YEAR                                           GAS       OIL     CONDENSATE      LIQUIDS
----                                         -------   -------   -----------   -----------
                                                                 (THOUSANDS
                                             (MMCF)    (MBBLS)   OF BARRELS)     (MBBLS)
Exploration and Production
  2000.....................................  328,007    2,746       2,694         1,037
  1999.....................................  230,542    2,190       1,713           572
  1998.....................................  185,732    3,725       1,633           220
Natural Gas Systems
  2000.....................................   33,433       25          --            --
  1999.....................................   35,634       24          --            --
  1998.....................................   39,058       44          --            --

     Many of our domestic gas wells are situated in areas near, and are connected to, our gas systems. In other areas, gas production is sold to pipeline companies and other purchasers.

     Generally, our domestic production of crude oil, condensate and natural gas liquids is purchased at the wellhead by our marketing and refining affiliates. Some quantities are delivered via our gathering and transportation lines to our refineries, but most quantities are redelivered to us through various exchange agreements.

     The following table summarizes sales price and production cost information for domestic exploration and production operations during the years ended December 31:

                                                              2000     1999     1998
                                                             ------   ------   ------
Average Realized Sales Price

  Natural Gas ($/Mcf)......................................  $ 2.81   $ 2.17   $ 2.02
  Oil ($/Bbl)..............................................   19.97    12.14    12.80
  Condensate ($/Bbl).......................................   28.14    16.30    11.08
  Natural Gas Liquids ($/Bbl)..............................   29.29    18.00    15.24
Average Production Cost ($/Mcfe)...........................    0.45     0.40     0.41

COMPANY-OWNED RESERVES

     Our estimated domestic proved reserves of crude oil, condensate and natural gas liquids at December 31, 2000, as estimated by us and reviewed by Huddleston, were 65.0 million barrels, compared to 57.1 million barrels at the end of 1999. Proved gas reserves as of December 31, 2000, net to our interest, were estimated by us and reviewed by Huddleston to be 4,196 Bcf compared to 3,467 Bcf as of December 31, 1999. For the sixth consecutive year, we added proved reserves in 2000 that were more than triple our production volumes.

     For information on owned reserves of oil and gas, see Item 8, Financial Statements and Supplementary Data, Note 17.

COMPETITION

     In the United States, we compete with major integrated oil companies and independent oil and gas companies for suitable prospects for oil and gas drilling operations. The availability of a ready market for gas discovered and produced depends on numerous factors frequently beyond our control. These factors include the extent of gas discovery and production by other producers, crude oil imports, the marketing of competitive fuels, and the proximity, availability and capacity of gas pipelines and other facilities for the transportation and marketing of gas. The production and sale of oil and gas is subject to a variety of federal and state regulations, including regulation of production levels.

REGULATION

     In all states in the United States in which we engage in oil and gas exploration and production, our activities are subject to regulation. Regulations may extend to requiring drilling permits, the spacing of wells, the prevention of waste and pollution, the conservation of natural gas and oil, and various other matters. Regulations may impose restrictions on the production of natural gas and crude oil by reducing the rate of flow from individual wells below their actual capacity to produce. Likewise, oil and gas operations on all federal lands are subject to regulation by the U.S. Department of the Interior and other federal agencies.

                                      COAL

     Through the operations of Coastal Coal Company, LLC and its affiliates in the eastern United States, we produce and market high quality bituminous coal from reserves in Kentucky, Virginia and West Virginia. In addition, Coastal Coal leases interests in its reserves to unaffiliated producers and markets third-party coal through brokerage sales operations.

     At December 31, 2000, coal properties consisted of the following:

                                                  COAL HOLDINGS (ACRES)
                                     ------------------------------------------------
                                               OWNED               LEASED                 CLEAN,
                                     --------------------------   EXCHANGED    TOTAL    RECOVERABLE
                                      FEE     MINERAL   SURFACE     (NET)      ACRES      TONS(1)
                                     ------   -------   -------   ---------   -------   -----------
                                                                                        (MILLIONS)
Kentucky...........................  14,173    66,093    2,512     32,546     115,324       218
Virginia...........................  24,618    36,593    2,090     16,925      80,226       162
West Virginia......................   1,081    52,293    3,879     43,430     100,683       156
                                     ------   -------    -----     ------     -------       ---
          Total....................  39,872   154,979    8,481     92,901     296,233       536
                                     ======   =======    =====     ======     =======       ===

---------------

(1) Based on a 65 percent recovery rate.

     We control approximately 536 million recoverable tons of bituminous coal reserves and resources. Production in 2000 from Coastal Coal's reserves totaled
11.5 million tons, of which 8.1 million tons were produced from captive operations and 3.4 million tons were produced by lessees under royalty agreements. In its captive operations, Coastal Coal has 15 mines in Kentucky, Virginia and West Virginia, which provide for the majority of its production. Captive production and clean coal processed from these mines totaled 5.6 million tons in 2000. The remaining production is derived from contracts with independent mine operators to deliver coal to our processing and loading facilities.

     Captive sales by Coastal Coal were 9.8 million tons in 2000, as compared to
9.0 million tons in 1999. Brokerage sales in which we receive a commission totaled 0.3 million tons for 2000 and 0.5 million tons for 1999.

     In 2000, approximately 83 percent of the captive sales were to domestic utilities, 10 percent of the sales were to domestic industrial customers and 7 percent of the sales were to export markets in Europe and Canada. Of the total 2000 tonnage sold, 8.8 million tons (90 percent) were sold under long-term contracts. At December 31, 2000, the weighted average remaining life of these contracts was 35 months.

     We had approximately 14.1 million tons of annual production capacity at December 31, 2000 from four coal preparation plants and six loading facilities we own and operate in the central Appalachian coal fields.

     In addition to our bituminous coal operations, we control overriding royalty interests in approximately 411 million tons of lignite reserves in North Dakota. Production from these reserves in 2000 totaled 4.6 million tons.

     Through our captive operations, leasing programs and brokerage activities, we participate in all aspects of the bituminous coal industry. A significant portion of our reserves are low-sulfur, compliance coal which will allow us to remain a major supplier of steam coal to domestic utilities under the Clean Air Act Amendments of 1990.

COMPETITION

     We compete with a large number of coal producers and land holding companies in the eastern United States. The factors affecting our coal sales are price, quality (BTU, sulfur and ash content), royalty rates, employee productivity and rail freight rates.

                                     POWER

DOMESTIC

     Coastal Power Company and its affiliates develop, operate and own various equity interests in cogeneration and independent power projects. The projects produce and sell electrical energy, and in the case of cogeneration projects, they sell thermal energy as well. Affiliates of Coastal Power have interests in six operating domestic cogeneration projects and 12 foreign operating independent power projects, as well as interests in other projects in various stages of construction and development.

     Capitol District Cogeneration -- We own a 50 percent equity interest in Capitol District Energy Center Cogeneration Associates, the owner of a combined cycle cogeneration facility in Hartford, Connecticut with a capacity of approximately 56 megawatts, and we also operate and manage the plant. Electricity from the facility is sold to a local utility under a long-term contract. Gas supply is provided to the cogeneration plant by some of our other affiliates. Thermal energy from the plant is sold to a local heating and cooling supplier in the city of Hartford.

     Midland Cogen -- We hold an approximate 44 percent equity interest in the Midland Cogeneration Venture Limited Partnership, a 1,500-megawatt, gas-fired cogeneration project in Michigan, which is the largest cogeneration facility in the United States. Power from the project is sold to a local utility and the project's thermal host under long-term contracts. Steam from the project is also sold to the thermal host and its affiliate under long-term contracts. Our affiliates provide gas supply and transportation services for a portion of the project's fuel requirements.

     Eagle Point -- We operate and have a 50 percent ownership interest in a combined-cycle cogeneration plant at our Eagle Point, New Jersey refinery. The plant has a capacity of approximately 225 megawatts. Power from the plant is sold to a local utility and our refinery under long-term contracts. Steam from the plant is also sold to the refinery under a long-term contract. Gas supply and transportation, as well as liquid fuel, is provided to the cogeneration plant by some of our other affiliates. Effective as of January 1, 2001, we acquired an additional 34 percent interest in the facility.

     Fulton -- We own 100 percent of Fulton Cogeneration Associates, L.P., a New York limited partnership. Fulton owns one Colorado and two New York operating power projects.

     The Fulton, New York plant is a leased cogeneration facility with a capacity of approximately 47 megawatts. Electricity from this project is sold to a New York utility/system operator under a long-term contract and to an affiliate of Fulton that resells into the wholesale market. Thermal energy is sold to a confection manufacturer adjacent to the project, also under a long-term contract.

     Rensselaer -- The 79.6-megawatt, combined-cycle Rensselaer cogeneration facility near Albany, New York was acquired by Fulton in March 1999. The facility is natural gas-fired, but is capable of utilizing No. 2 fuel oil. Electricity from the facility is sold primarily to a New York utility/system operator under a long-term contract.

     ManChief -- ManChief, Fulton's Colorado power project, commenced construction in 1999, and the plant went into full commercial operation in July 2000. Located near Denver, Colorado, ManChief is a 265-megawatt facility that sells a substantial portion of its capacity to a Colorado utility under a long-term contract.

INTERNATIONAL

  Latin America

     Compania de Electricidad -- We own a 48.3 percent equity interest in Compania de Electricidad de Puerto Plata, S.A., which owns an independent power project in Puerto Plata, Dominican Republic. The project has a total capacity of
66.5 megawatts, of which 50 megawatts are barge mounted and 16.5 megawatts are land based. An affiliate of Coastal Power is involved in arranging the fuel for the project, and another affiliate operates the project. The electrical energy is sold to the national electric utility of the Dominican Republic under a long-term contract.

     Nejapa -- Coastal Nejapa Ltd. and other affiliates lease an independent power project near Apopa, El Salvador. The heavy fuel oil-fired plant has a capacity of approximately 144 megawatts. Coastal Power, through its affiliates, currently receives approximately 86.6 percent of the distributable cash flow and a third party receives the remainder. Our affiliates provide fuel for this project, and another of our affiliates operates the project pursuant to a long-term contract. The electrical energy is sold to the national electric utility of El Salvador under a long-term contract.

     Tipitapa -- Our subsidiary owns a 60 percent equity interest in the 51-megawatt (net) heavy fuel oil-fired project in Tipitapa, Nicaragua, with Nicaraguan partners owning the remaining 40 percent interest. Operations commenced in the first quarter of 1999, and the power from the project is sold to the national utility company under a long-term contract. An affiliate of Coastal Power operates the project pursuant to a long-term contract.

     Fortuna -- In January 1999, a consortium comprised of a subsidiary of Coastal Power and Hydro-Quebec International Inc. purchased a 49 percent interest in Empresa de Generation Electrica Fortuna, S.A., with the Coastal Power subsidiary holding approximately 49.9 percent of the acquired interest in Fortuna. Fortuna owns and operates a 300-megawatt hydroelectric plant located on the Chiriqui River in the highlands region of Panama's Chiriqui province. The plant began operating in 1983.

     Itabo -- In September 1999, a subsidiary of Coastal Power acquired a 49.99 percent interest in Class B shares of the Itabo Generation Company, with the Class B shares representing a 50 percent interest in Itabo. Itabo owns and operates several electric generating facilities in southern Dominican Republic, aggregating over 580 megawatts of nominal generating capacity.

  Asia

     Wuxi -- Coastal Wuxi Power Ltd., an affiliate of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture company to own, construct, and operate a simple-cycle, diesel-fired peaking plant. The project has a capacity of approximately 40 megawatts and is located in Wuxi City, Province of Jiangsu, The People's Republic of China. Coastal Wuxi owns a 60 percent equity interest in the joint venture. Power generated by the plant is sold to the local utility under a long-term contract.

     Suzhou -- Coastal Suzhou Power Ltd., a subsidiary of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own and operate an independent power project. The project has a capacity of approximately 76 megawatts and is located in Suzhou City, Province of Jiangsu, The People's Republic of China. Coastal Suzhou owns a 60 percent equity interest in the joint venture. Power generated by the plant is sold to the local utility under a long-term contract.

     Gusu -- Coastal Gusu Heat & Power Ltd., an affiliate of Coastal Power, together with a Chinese partner, formed a Sino-foreign joint venture to develop, construct, own and operate a 24-megawatt cogeneration plant adjacent to our existing Suzhou City plant. Coastal Gusu owns a 60 percent equity interest in the joint venture. Power generated by the plant is sold to the local utility under a long-term contract.

     Nanjing -- Also operating in Jiangsu Province, The People's Republic of China, Coastal Nanjing Power Ltd., a subsidiary of Coastal Power, together with two Chinese partners, formed a Sino-foreign joint venture to develop, construct, own and operate an independent power project. The project has a capacity of approximately 72 megawatts and is located in Nanjing City. Coastal Nanjing owns an 80 percent equity interest in the joint venture. The power is sold to the local utility under a long-term contract.

     Khulna -- In southwestern Bangladesh, Coastal Power Khulna Ltd., a subsidiary of Coastal Power, acquired an interest in a 110-megawatt, fuel oil-fired, barge-mounted power plant located in Khulna. Our subsidiary's interest is 66.7 percent, net of an outstanding commitment to sell approximately 7 percent at par to an unrelated party. The power generated by the project is being sold to the national utility under a long-term contract. An affiliate of Coastal Power is a consortium member of the project fuel supplier.

     Quetta -- A subsidiary of Coastal Power is currently entitled to approximately 90 percent of the profits and cash flows of a 140-megawatt, natural gas-fired power plant in Quetta, Pakistan, with an unrelated entity entitled to the remaining 10 percent. Commercial operations began in September 1999. The power from the project is sold to a national utility under a long-term contract.

     Saba -- A subsidiary of Coastal Power has a financial stake of approximately 93 percent in a 125-megawatt, heavy fuel oil project in Farouqabad, Pakistan. Commercial operations began in December 1999, and the power from the project is sold to a national utility under a long-term contract. An affiliate of Coastal Power operates the facility.

COMPETITION

     Coastal Power and its affiliates are subject to competition with other energy organizations and utilities seeking to develop and acquire independent power operations. We and many other power producers are concentrating our efforts in the United States and abroad. Competition continues to increase as the world market for independent power production develops and power purchasers employ competitive bidding for project awards. In the U.S. and international locations, the sale of power and the operation of power cogeneration facilities are regulated by the applicable laws, rules and regulations of the respective governments and agencies having jurisdiction. Many states in the U.S. are restructuring their applicable laws, rules and regulations. This restructuring is likely to result in new development opportunities in the United States and increased competition in response to such opportunities.

                                  COMPETITION

     We are subject to competition. In all our business segments, competition is based primarily on price with factors such as reliability of supply, service and quality being considered. Our natural gas systems; refining, marketing and chemicals; exploration and production; coal and power subsidiaries are engaged in highly competitive businesses against competitors, some of which have larger facilities and market share. See also the discussion of competition under "Natural Gas Systems," "Refining, Marketing and Chemicals," "Exploration and Production," "Coal" and "Power".

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 15, and is incorporated by reference herein.

                                   EMPLOYEES

     At January 31, 2001, we had approximately 10,220 employees, of which approximately 600 are subject to collective bargaining agreements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business and is incorporated herein by reference.

     We are of the opinion that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in our businesses. We believe that our physical properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 15, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     On January 29, 2001, a wholly owned subsidiary of El Paso was merged with us. As a result of the merger and the conversion of all of our outstanding common stock and Class A common stock into El Paso common stock, all of our common stock is owned by El Paso.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format permitted by General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

     In January 2001, we became a wholly owned subsidiary of El Paso through our merger with a wholly owned El Paso subsidiary. In the merger, each share of our common stock and Class A common stock was converted on a tax-free basis into
1.23 shares of El Paso common stock. Our outstanding convertible preferred stock was exchanged on a tax-free basis for El Paso common stock on the same basis as if the preferred stock had been converted into our common stock immediately prior to the merger. El Paso issued a total of approximately 271 million shares of its common stock, including approximately 4 million shares issued in exchange for our outstanding stock options. The shares issued in exchange for our stock options were issued based on the fair value of these options on the merger date. These exchanges will result in a charge of approximately $278 million that we will record in the first quarter of 2001.

     In September 2000, we announced that our pipeline operations would be combined with El Paso's following the merger. In the consolidation, ANR's headquarter operations will be relocated from Detroit, Michigan to Houston, Texas, and El Paso's operations in El Paso, Texas will be relocated to Colorado Springs, Colorado. We expect to incur charges associated with relocations of employees and assets, and charges for asset and contract terminations that will occur as operations are consolidated. We anticipate a majority of these charges will occur in the first quarter of 2001.

     On January 30, 2001, we completed an employee restructuring, that resulted in the reduction of approximately 3,200 full time positions through a combination of early retirements and terminations. These reductions occurred across all of our locations and business segments. These actions will result in severance and termination charges, retention payments to employees retained on a transition basis following the merger, and the acceleration of employee benefit payments under existing benefit plans and employment contracts. We expect a majority of these charges to occur in the first quarter of 2001.

     Pursuant to the El Paso merger, we have been ordered by the Federal Trade Commission to sell several assets. Assets we have been, or will be, required to sell include our Gulfstream system, our interests in the Stingray and U-T Offshore systems, and our interests in the Empire pipeline and Iroquois pipeline systems. The sales of Gulfstream and our interests in the Stingray and U-T Offshore systems were completed in February 2001. Proceeds from these sales were approximately $70 million, resulting in a first quarter 2001 loss from those sales of approximately $29 million. The sales of our interests in the Empire and Iroquois systems are also expected to be completed in the first half 2001.

     The final cost of our merger-related activities, and the charges we will incur as we continue to integrate our activities with El Paso are not fully known at this time. However, we expect that most of these charges will be recorded in 2001.

                             RESULTS OF OPERATIONS

     Our business activities are segregated into five segments: natural gas; refining, marketing and chemicals; exploration and production; power and coal. These segments are strategic business units that offer a variety of different energy products. Since earnings on equity investments can be a significant source of earnings in several of our segments, we evaluate segment performance based on earnings before interest expense, (including minority interest) and income taxes, or EBIT, instead of operating income.

     The following table presents EBIT by segment and in total for the years ended December 31, 2000 and 1999:

                                                               2000        1999
                                                              ------      ------
                                                                (IN MILLIONS)
EBIT
Natural gas.................................................  $  660      $  574
Refining, marketing, and chemicals..........................     260         228
Exploration and production..................................     426         186
Power.......................................................     142          89
Coal........................................................       3          16
                                                              ------      ------
  Segment EBIT..............................................   1,491       1,093
                                                              ------      ------
Corporate expenses, net.....................................    (115)        (65)
                                                              ------      ------
  Consolidated EBIT.........................................  $1,376      $1,028
                                                              ======      ======

NATURAL GAS

     Our Natural Gas operations involve the production, purchase, gathering, processing, transportation, storage, marketing and sale of natural gas, principally to utilities, industrial customers and other pipelines, and include the operations of natural gas liquids extraction plants. The operations involve both regulated and unregulated companies. The interstate natural gas pipeline and several of our storage subsidiaries are subject to the regulations and accounting procedures of FERC.

     In October 2000, we terminated the Engage joint venture formed in 1997 with Westcoast Energy, Inc. The operations were divided into separate entities that are owned and operated independently by each company. After the joint venture termination, our operations were conducted through Coastal Merchant Energy. Natural gas operating revenues for the last three months of 2000 include revenues of $1,871 million from Coastal Merchant Energy's operations. Subsequent to the El Paso merger in January 2001, Coastal Merchant Energy was merged into and is being operated as part of El Paso Merchant Energy, L.P. Prior to the termination of the joint venture, Engage's revenues are not included in our operating revenues; however, our share of Engage's net earnings is included in Other income, net.

     Natural gas operating results and an analysis of those results for the years ended December 31, 2000 and 1999 are as follows:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Operating revenues..........................................  $3,643   $1,247
Purchases...................................................   2,410      118
Operating expenses..........................................     706      651
Equity income from investments..............................     133       96
EBIT........................................................     660      574
Total throughput volume (Bcf)...............................   2,181    2,109

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. The increase in operating revenues of $2,396 million in 2000 can be primarily attributed to the operations from Coastal Merchant Energy following its consolidation as a subsidiary in October 2000; increased volumes of natural gas liquids, primarily as a result of gas processing plants we acquired at the end of 1999; higher prices for natural gas and natural gas liquids and the favorable resolution of litigation in 2000.

     Purchases increased by $2,292 million, primarily due to the operations of Coastal Merchant Energy, higher natural gas prices and increased costs for the gas processing plants. The Coastal Merchant Energy operations added $1,858 million to the higher purchases. Operating expenses increased in 2000 primarily as a result of higher expenses for the gas processing plants. The increased equity income results from investments by our unregulated gas operations and increased earnings from Engage prior to the termination of the joint venture. Gross profit increased by $104 million over 1999 as a result of the increased volumes of and margins for natural gas liquids, gross margin from the consolidation of Coastal Merchant Energy and the favorable resolution of litigation in 2000.

     Throughput for our regulated pipeline subsidiaries increased by 3 percent over 1999, and the net processing throughput for our unregulated natural gas operations was up about 230 percent from 1999.

REFINING, MARKETING AND CHEMICALS

     Refining, marketing and chemicals operations involve the purchase, transportation and sale of refined products, crude oil, condensate and natural gas liquids; the operation of refineries and chemical plants; the sale at retail of gasoline, petroleum products and convenience items; petroleum product terminaling and marketing of crude oil and refined products worldwide.

     In 2000, we applied Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which resulted in the reclassification of revenues and purchases for various trading and marketing activities that had been previously reported on a net basis. As a result of the adoption, operating revenues and purchases increased by $4.0 billion, $2.1 billion and $2.0 billion in 2000, 1999 and 1998. This change had no impact on gross margins or net income. Prior years amounts have been reclassified to conform with the new presentation.

     Operating results for refining, marketing and chemicals and an analysis of those results for the years ended December 31, 2000 and 1999 are as follows:

                                                               2000      1999
                                                              -------   ------
                                                               (IN MILLIONS)
Operating revenues..........................................  $13,196   $8,141
Purchases...................................................   12,060    7,191
Operating expenses..........................................      899      742
Equity income from investments..............................       23       20
EBIT........................................................      260      228
Refined product sales (millions of barrels).................      316      287

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. The increase in operating revenues of $5,055 million results from increased prices and volumes. Sales volumes of refined products, including products purchased from others, was up 10 percent over 1999.

     Purchases increased by $4,869 million, also due to increased prices and volumes, resulting in a gross profit increase of $186 million. The increased operating expenses result primarily from increased repairs and maintenance expenses, higher fuel costs and other increases at the refineries due to the increased volumes processed. The gross profit increase primarily results from improved margins on product sales; increased sales volumes; a gain from the sale of 49 percent of a petrochemical facility and an increase in margins from the sales, trading and exchanging of third-party products.

     Crude throughput at our refineries averaged 483 MBbls/d in 2000 compared to 451 MBbls/d in 1999. The increase was due to the expansion at our Aruba refinery.

EXPLORATION AND PRODUCTION

     Exploration and production operations involve the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids.

     Below are the exploration and production operating results and an analysis of these results for the years ended December 31, 2000 and 1999:

                                                               2000      1999
                                                              -------   -------
                                                                (IN MILLIONS)
Operating revenues..........................................  $ 1,083   $   584
Purchases...................................................        6         3
Operating expenses..........................................      651       395
EBIT........................................................      426       186
Natural gas production (MMcf/d).............................      899       632
Oil, condensate and natural gas liquids production
  (Bbls/d)..................................................   17,731    12,261
Average realized sales price (dollars):
  Gas (per Mcf).............................................  $  2.81   $  2.17
  Oil, condensate and natural gas liquids (per barrel)......    24.86     14.48

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. The increase in operating revenues of $499 million is a result of increased prices and volumes for natural gas, crude oil, condensate and natural gas liquids. Revenue increases included $409 million for natural gas and $96 million for crude oil, condensate and natural gas liquids, partially offset by other revenue decreases. The increase in operating expenses is the result of increased production volumes and a higher rate for depreciation, depletion and amortization. Average daily net production of natural gas increased by 42 percent over 1999, and net production of crude oil, condensate and natural gas liquids increased by 45 percent over the prior year. The volume increases result from our ongoing successful programs in the Texas Coastal Plain, the Gulf of Mexico and the Rocky Mountains.

     For the sixth year in a row, we added reserves that were more than triple production.

POWER

     Power operations include the ownership of, participation in and operation of power projects in the United States and internationally. Power's operating results and an analysis of those results for the years ended December 31, 2000 and 1999 are as follows:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $167    $128
Operating expenses..........................................   134     113
Equity income from investments..............................   109      74
EBIT........................................................   142      89

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. The increase in operating revenues of $39 million results primarily from a $17 million gain due to the disposition of our interest in a Guatemala power facility, an increase from the El Salvador operations due primarily to higher prices, and revenues from the ManChief facility in Colorado which began operations in July 2000. The EBIT increase of $53 million is the result of the higher operating revenues and increased income from equity investments partially offset by increased operating expenses of $21 million. The increase for operating expenses of $17 million results primarily from the El Salvador operations which incurred higher fuel and rent costs. Depreciation, depletion and amortization increased by $4 million due to the ManChief facility which began operations in 2000, and the Rensselaer operations which were purchased in 1999. Equity income from investments increased as a result of our purchase of an additional 23 percent ownership in the Midland Cogeneration project in January 2000 and increased earnings from foreign investments.

     Our net generating capacity in operation on December 31, 2000, was 2,049 megawatts, up 43 percent from December 31, 1999.

COAL

     Coal operations include mining, processing and marketing of coal from our reserves and from other sources, and the brokering of coal for others.

     Coal's operating results and an analysis of those results for the year ended December 31, 2000 and 1999 are as follows:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $277    $258
Operating expenses..........................................   274     242
EBIT........................................................     3      16
Captive and brokered sales (millions of tons)...............  10.1     9.5

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31,
1999. Operating revenues increased by $19 million as a result of increased volumes partially offset by lower prices. The increase in operating expenses, which include coal costs, was primarily due to the increased volumes sold and an $8 million charge for impaired assets. The segment experienced a 9 percent increase in captive volumes sold and a 3 percent decrease in the average sale price per ton as compared to 1999.

CORPORATE AND OTHER

     Corporate and other operations involve real estate and corporate income and expense not allocated to the operating segments.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. The increased loss before interest, income taxes and other charges of $50 million is the result of merger-related charges and increased expenses from financing activities.

                           INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. The interest and debt expense increase of $87 million results from higher average debt outstanding and increased average interest rates partially offset by increased capitalized interest.

                               MINORITY INTEREST

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. The $28 million increase for minority interest is primarily due to the return to limited partners related to a partnership created in late 1999.

                               INCOME TAX EXPENSE

     Income taxes fluctuated as a result of changing levels of income before taxes and changes in the effective federal income tax rate. The effective tax rate was 28 percent and 26 percent in 2000 and 1999. The effective federal income tax rates were primarily affected by the exclusions for foreign investments and several of our domestic joint ventures.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Notes 8 and 15, for a discussion of our commitments and contingencies.

     At December 31, 2000, we had capital and investment commitments of approximately $400 million that are expected to be funded through internally generated funds and/or incremental borrowings. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 8, Financial Statements and Supplementary Data, Note 1, for a discussion of new accounting pronouncements we have not yet adopted.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot, assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We utilize derivative financial instruments to manage market risks associated with energy commodities and interest rates. Our primary market risk exposure is to changing energy commodity prices. We continuously manage these risk exposures, operating under resolutions adopted by our Board of Directors.

TRADING COMMODITY PRICE RISK

     Our unregulated natural gas and power marketing and trading activities in North America are conducted through Coastal Merchant Energy, who provides wholesale energy services to natural gas and power clients and marketing services to each of our business segments. Prior to October 2000, we conducted our marketing and trading activities through Engage Energy US, L.P. and Engage Canada, L.P., a joint venture between us and Westcoast Energy Inc., a major Canadian natural gas company. During the fourth quarter 2000, we terminated the Engage joint venture and commenced marketing and trading activities.

     The marketing and trading activities we conduct through Coastal Merchant Energy offer price risk management services to the energy sector through the sale of natural gas and electric power. These services are provided through a variety of contracts entered into for trading purposes, including storage, transportation, forward, future, swap and option contracts that extend for periods up to ten years. These contracts expose us to market risk as the value of the portfolio will change in response to changing market conditions. We monitor and manage these risks through a variety of techniques, subject to parameters and policies established by our management.

     We measure the risk in our commodity and energy related contracts utilizing a Value-at-Risk Model to determine the potential unfavorable impact on earnings due to normal market movements, and monitor our risk in comparison to established thresholds. The Value-at-Risk computations are based on historical simulation of price movements, which capture a significant portion of the exposure related to open positions, and utilize historical price movements over a specified period to project future price movements in the energy markets. We also utilize other measures to provide additional assurance that the risks of our commodity and energy related contracts are being properly monitored, including sensitivity analysis, position limit control and credit, and liquidity.

     Based on a confidence level of 95 percent and a one-day holding period, our estimated potential one-day unfavorable impact on income before interest, income taxes and other charges, as measured by Value-at-Risk, related to contracts held for trading purposes was approximately $1 million at December 31, 2000. In addition, $1 million was our highest, lowest and average estimated potential one day unfavorable impact, as measured by Value-at-Risk, on income before interest, income taxes and other charges for 2000. The average value represents the average month end values. The high and low valuations represent the highest and lowest month end values during 2000. Actual losses could exceed those measured by Value-at-Risk.

NON-TRADING COMMODITY PRICE RISK

     We enter into swaps, futures and other contracts to hedge exposure to price risks associated with crude oil, refined product and natural gas inventories, commitments and various anticipated transactions. We have also entered into hedging transactions to manage price risk relating to a portion of our future natural gas production. At December 31, 2000, we had contracts on 161 Bcf of our anticipated year 2001 natural gas production. Average monthly prices on these contracts range from $2.57 to $2.69 per Mcf based on the Henry Hub price. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at

December 31, 2000 and 1999. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table.

                                           NO CHANGE      10% INCREASE         10% DECREASE
                                           ---------   ------------------   ------------------
                                             FAIR      FAIR     INCREASE    FAIR     INCREASE
IMPACT OF CHANGES IN COMMODITY PRICES ON:    VALUE     VALUE   (DECREASE)   VALUE   (DECREASE)
-----------------------------------------  ---------   -----   ----------   -----   ----------
                                                              (IN MILLIONS)
Derivative commodity instruments
  2000.................................      $(665)    $(785)    $(120)     $(545)     $120
  1999.................................         22         5       (17)        38        16

INTEREST RATE RISK

     We use fixed and variable rate debt to partially finance budgeted expenditures and mandatory debt retirements. These agreements expose us to market risk related to changes in interest rates. Derivative financial instruments, specifically interest rate swaps, are used to reduce and manage this risk. We have entered into a number of interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt.

     The following table presents hypothetical changes in fair values in our debt obligations and other market sensitive financial instruments at December 31, 2000 and 1999. The modeling technique used measures the change in fair values arising from selected changes in interest rates. Market changes reflect immediate hypothetical changes in interest rates at December 31. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

                                                             10% INCREASE          10% DECREASE
                                                          -------------------   -------------------
                                                FAIR       FAIR     INCREASE     FAIR     INCREASE
                                                VALUE     VALUE    (DECREASE)   VALUE    (DECREASE)
                                              ---------   ------   ----------   ------   ----------
                                                                  (IN MILLIONS)
Impact of changes in market rates of interest on
Assets

  Notes receivable and marketable debt
     securities
     2000...................................   $  307     $  299     $  (8)     $  317      $ 10
     1999...................................      306        299        (7)        313         7

Liabilities
  Long-term debt subject to fixed interest
     rates
     2000...................................   $4,501     $4,359     $(142)     $4,654      $153
     1999...................................    3,550      3,411      (139)      3,702       152
Securities of Subsidiaries
  Preferred securities of a consolidated
     trust
     2000...................................   $  293     $  276     $ (17)     $  311      $ 18
     1999...................................      276        260       (16)        294        18

     We are not subject to fair value risk resulting from changes in market rates of interest on our portfolio of variable rate obligations, including notes payable, long-term debt, other commitments and variable to fixed swaps with an aggregate fair value of approximately $2,440 million at December 31, 2000. However, variable rate obligations do expose us to possible increases in interest expense and decreases in earnings if interest rates were to rise. If interest rates were to immediately increase by 10% from the December 31, 2000 levels and continue through 2001 assuming no changes in debt levels, interest expense, including the effects of interest rate swaps, would increase by approximately $17 million with a corresponding decrease in income before taxes, as compared to a $12 million increase at December 31, 1999.

     We also hold various equity securities that expose us to price risk associated with equity security markets. These securities are carried at their fair value of $20 million at December 31, 2000. An immediate decrease in the market prices of these securities of 10% would result in a fair value of approximately $18 million, or a decrease in income before taxes of approximately $2 million. The potential loss at December 31, 1999 was also approximately $2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      EL PASO CGP COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999       1998
                                                              -------    -------    ------
Operating revenues..........................................  $18,014    $10,331    $9,404
                                                              -------    -------    ------
Operating expenses
  Purchases.................................................   14,134      7,282     6,413
  Operating and general expenses............................    2,028      1,684     1,668
  Depreciation, depletion and amortization..................      667        483       450
                                                              -------    -------    ------
                                                               16,829      9,449     8,531
                                                              -------    -------    ------
Other income, net...........................................      191        146        94
                                                              -------    -------    ------
Income before interest, income taxes and other charges......    1,376      1,028       967
                                                              -------    -------    ------
Other expenses
  Interest and debt expense.................................      410        323       295
  Minority interest.........................................       60         32        23
  Income taxes..............................................      252        174       167
                                                              -------    -------    ------
                                                                  722        529       485
                                                              -------    -------    ------
Income from continuing operations...........................      654        499       482
Discontinued operations, net of income taxes
  Loss from operations......................................       --         --        (3)
  Estimated loss on disposal................................       --         --       (35)
                                                              -------    -------    ------
Net income..................................................      654        499       444
Dividends on preferred stock................................       --         --         6
                                                              -------    -------    ------
Net income available to common stockholders.................  $   654    $   499    $  438
                                                              =======    =======    ======
Basic earnings per share
  Income from continuing operations.........................  $  3.05    $  2.34    $ 2.24
  Discontinued operations...................................       --         --      (.18)
                                                              -------    -------    ------
  Net income................................................  $  3.05    $  2.34    $ 2.06
                                                              =======    =======    ======
Diluted earnings per share
  Income from continuing operations.........................  $  2.96    $  2.30    $ 2.21
  Discontinued operations...................................       --         --      (.18)
                                                              -------    -------    ------
  Net income................................................  $  2.96    $  2.30    $ 2.03
                                                              =======    =======    ======
  Basic average common shares outstanding...................      214        213       213
                                                              =======    =======    ======
  Diluted average common shares outstanding.................      221        217       216
                                                              =======    =======    ======

                            See accompanying notes.

                      EL PASO CGP COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                     ASSETS

Current assets
  Cash and cash equivalents.................................  $    74    $    44
  Receivables, less allowance for doubtful accounts of $11
    million in 2000 and $17 million in 1999.................    3,051      1,933
  Inventories...............................................      867        733
  Assets from price risk management activities..............      544         --
  Prepaid expenses and other................................      207        214
                                                              -------    -------
        Total current assets................................    4,743      2,924
                                                              -------    -------
Property, plant and equipment -- at cost
  Natural gas systems.......................................    6,508      6,329
  Refining, crude oil and chemical facilities...............    2,606      2,555
  Gas and oil properties -- at full-cost....................    5,100      3,832
  Other.....................................................      672        581
                                                              -------    -------
                                                               14,886     13,297
  Accumulated depreciation, depletion and amortization......    4,248      3,960
                                                              -------    -------
        Property, plant and equipment, net..................   10,638      9,337
                                                              -------    -------
Other assets
  Goodwill..................................................      433        452
  Investments -- equity method..............................    1,596      1,435
  Other.....................................................    1,159        975
                                                              -------    -------
        Total other assets..................................    3,188      2,862
                                                              -------    -------
        Total assets........................................  $18,569    $15,123
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable.............................................  $   798    $   106
  Accounts payable..........................................    3,189      2,350
  Accrued expenses..........................................      528        420
  Liabilities from price risk management activities.........      546         --
  Current maturities on long-term debt......................      147        162
                                                              -------    -------
        Total current liabilities...........................    5,208      3,038
                                                              -------    -------
Debt
  Long-term debt, excluding current maturities..............    5,296      4,798
                                                              -------    -------
Deferred credits and other
  Deferred income taxes.....................................    1,957      1,814
  Other deferred credits....................................      807        785
                                                              -------    -------
                                                                2,764      2,599
                                                              -------    -------
Securities of subsidiaries
  Company-obligated preferred securities of a consolidated
    trust...................................................      300        300
  Preferred stock issued by subsidiaries....................      165        165
  Consolidated joint venture................................      286        286
                                                              -------    -------
                                                                  751        751
                                                              -------    -------
Stockholders' equity
  Cumulative preferred stock (with aggregate liquidation
    preference of $7 million)...............................       --         --
  Class A common stock -- Issued (2000 -- 311,377 shares;
    1999 -- 345,019 shares).................................       --         --
  Common stock -- Issued (2000 -- 219,604,836 shares;
    1999 -- 217,705,249 shares).............................       73         72
  Additional paid-in capital................................    1,044      1,032
  Retained earnings.........................................    3,565      2,965
                                                              -------    -------
                                                                4,682      4,069
  Less common stock in treasury -- at cost
    (2000 -- 4,394,651 shares; 1999 -- 4,395,950 shares)....      132        132
                                                              -------    -------
        Total stockholders' equity..........................    4,550      3,937
                                                              -------    -------
        Total liabilities and stockholders' equity..........  $18,569    $15,123
                                                              =======    =======

                            See accompanying notes.

                      EL PASO CGP COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Cash flows from operating activities
  Income from continuing operations.........................  $   654   $   499   $   482
  Adjustments to reconcile income to net cash from operating activities
    Depreciation, depletion and amortization................      667       483       450
    Deferred income tax expense.............................      203       112       152
    Undistributed earnings in equity investees..............       (3)      (39)      (41)
    Working capital and other changes
      Accounts receivable...................................     (480)     (809)      395
      Inventories...........................................     (137)     (119)      185
      Net price risk management activities..................       (4)       --        --
      Prepaid expenses and other............................       34        18        31
      Accounts payable......................................       88       661      (573)
      Accrued expenses......................................       56       111        31
      Other.................................................       55       127        34
                                                              -------   -------   -------
         Net cash provided by operating activities..........    1,133     1,044     1,146
                                                              -------   -------   -------
Cash flows from investing activities
  Purchases of property, plant and equipment................   (2,112)   (1,781)   (1,404)
  Proceeds from sale of property, plant and equipment.......       59        37        98
  Additions to investments..................................     (286)     (379)     (255)
  Proceeds from investments.................................       59        10        60
  Net from discontinued operations..........................       (1)       (3)        9
                                                              -------   -------   -------
         Net cash used in investing activities..............   (2,281)   (2,116)   (1,492)
                                                              -------   -------   -------
Cash flows from financing activities
  Increase in short-term notes..............................      217        94       123
  Redemption of preferred stock.............................       --        --      (200)
  Proceeds from issuing common stock........................       31        15         6
  Proceeds from long-term debt issues.......................    1,722     1,091       432
  Long-term debt retirements................................     (738)     (487)     (173)
  Dividends paid............................................      (54)      (54)      (56)
  Proceeds from issuing company-obligated preferred
    securities of a consolidated trust......................       --        --       300
  Proceeds from sale of interest in joint venture...........       --       285        --
  Proceeds from issuing stock of subsidiaries...............       --        65        --
                                                              -------   -------   -------
         Net cash provided by financing activities..........    1,178     1,009       432
                                                              -------   -------   -------
Increase (decrease) in cash and cash equivalents............       30       (63)       86
Cash and cash equivalents
  Beginning of period.......................................       44       107        21
                                                              -------   -------   -------
  End of period.............................................  $    74   $    44   $   107
                                                              =======   =======   =======

                            See accompanying notes.

                      EL PASO CGP COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS OF SHARES AND MILLIONS OF DOLLARS)

                                                                   YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                          2000               1999               1998
                                                    ----------------   ----------------   ----------------
                                                    SHARES    AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT
                                                    -------   ------   -------   ------   -------   ------
Preferred stock, par value 33 1/3c per share,
  authorized 50,000,000 shares cumulative
  convertible preferred
  $1.19, Series A: Beginning balance..............       53   $  --         56   $  --         58   $   --
  Converted to common.............................       (1)     --         (3)     --         (2)      --
                                                    -------   ------   -------   ------   -------   ------
         Ending balance...........................       52      --         53      --         56       --
                                                    =======   ------   =======   ------   =======   ------
  $1.83, Series B: Beginning balance..............       58      --         61      --         68       --
  Converted to common.............................       (7)     --         (3)     --         (7)      --
                                                    -------   ------   -------   ------   -------   ------
         Ending balance...........................       51      --         58      --         61       --
                                                    =======   ------   =======   ------   =======   ------
  $5.00, Series C: Beginning balance..............       27      --         28      --         30       --
  Converted to common.............................       (1)     --         (1)     --         (2)      --
                                                    -------   ------   -------   ------   -------   ------
         Ending balance...........................       26      --         27      --         28       --
                                                    =======   ------   =======   ------   =======   ------
Cumulative preferred
  $2.125, Series H, liquidation amount of $25 per
    share
         Beginning balance........................       --      --         --      --      8,000        3
         Redeemed.................................       --      --         --      --     (8,000)      (3)
                                                    -------   ------   -------   ------   -------   ------
         Ending balance...........................       --      --         --      --         --       --
                                                    =======   ------   =======   ------   =======   ------
Class A common stock, par value 33 1/3c per share,
  authorized 2,700,000 shares
  Beginning balance...............................      345      --        354      --        366       --
  Converted to common.............................      (35)     --        (12)     --        (13)      --
  Conversion of preferred stock and exercise of
    stock options.................................        1      --          3      --          1       --
                                                    -------   ------   -------   ------   -------   ------
         Ending balance...........................      311      --        345      --        354       --
                                                    =======   ------   =======   ------   =======   ------
Common stock, par value 33 1/3c per share,
  authorized 500,000,000 shares
  Beginning balance...............................  217,705      72    216,765      72    110,117       37
  Conversion of preferred stock...................       72      --         65      --         63       --
  Conversion of Class A common stock..............       35      --         12      --         13       --
  Two-for-one stock split.........................       --      --         --      --    106,274       35
  Exercise of stock options.......................    1,793       1        863      --        298       --
                                                    -------   ------   -------   ------   -------   ------
         Ending balance...........................  219,605      73    217,705      72    216,765       72
                                                    =======   ------   =======   ------   =======   ------
Additional paid-in capital
  Beginning balance...............................            1,032              1,016               1,243
  Exercise of stock options.......................               12                  9                   5
  Two-for-one stock split.........................               --                 --                 (35)
  Redemption of Series H preferred stock..........               --                 --                (197)
  Issuance of FELINE PRIDES(SM)...................               --                  7                  --
                                                              ------             ------             ------
         Ending balance...........................            1,044              1,032               1,016
                                                              ------             ------             ------
Retained earnings
  Beginning balance...............................            2,965              2,520               2,132
  Net income for period...........................              654                499                 444
  Cash dividends on preferred stock...............               --                 --                  (6)
  Cash dividends on Class A common stock, 22.5c
    (2000), 22.5c (1999) and 21.38c (1998) per
    share.........................................               --                 --                  --
  Cash dividends on common stock, 25c (2000), 25c
    (1999) and 23.75c (1998) per share............              (54)               (54)                (50)
                                                              ------             ------             ------
         Ending balance...........................            3,565              2,965               2,520
                                                              ------             ------             ------
Less treasury stock -- at cost....................    4,395     132      4,396     132      4,396      132
                                                    =======   ------   =======   ------   =======   ------
         TOTAL....................................            $4,550             $3,937             $3,476
                                                              ======             ======             ======

                            See accompanying notes.

                      EL PASO CGP COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. Our consolidated financial statements include accounts of all wholly owned subsidiaries, after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which we are able to exert significant influence, but not control over operating and financial policies. Other investments where we are unable to exert significant influence are accounted for by the cost method.

     Cash and Cash Equivalents. Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. Cash flows of a hedging instrument that is accounted for as a hedge of an identifiable transaction are classified in the same category as the cash flows from the item being hedged. We made cash payments for interest and financing fees (net of amounts capitalized) of $427 million, $307 million and $292 million in 2000, 1999 and 1998. Cash payments for income taxes amounted to $32 million, $10 million and $42 million for 2000, 1999 and 1998.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our actual results are likely to differ from those estimates.

     Inventories. Inventories of refined products and crude oil are accounted for by the first-in, first-out cost method or market, if lower. Inventories of natural gas are valued at market. Inventories of coal are accounted for at average cost, or market, if lower. Inventories of materials and supplies are accounted for at average cost.

     Natural Gas Imbalances. Natural gas imbalances result from differences in gas volumes received from and delivered to our transportation and storage customers and arise when a customer delivers more or less gas into our pipeline than they take out. We value these gas imbalances due to or from shippers and operators at an appropriate index price. Natural gas imbalances are settled in cash or made up in-kind, subject to the pipelines' various terms.

     Price Risk Management Activities. We utilize derivative financial instruments to manage market risks associated with energy commodities, interest rates, commitments and other anticipated transactions. We engage in both trading and non-trading commodity price risk management activities.

     Our activities for trading purposes consist of the sale of natural gas and electric power to the energy sector, which are accounted for using the mark-to-market method of accounting. As part of these activities, we execute storage, transportation, forward, future, swap and over-the-counter and exchange-traded option contracts.

     Under the mark-to-market method of accounting, commodity and energy related contracts are reflected at quoted or estimated market value with resulting gains and losses included in our income statement. Net gains or losses recognized in a period result primarily from transactions originating within that period and the impact of price movements on transactions originating in that or previous periods. Assets and liabilities resulting from mark-to-market accounting are included in our balance sheets, according to their term or maturity. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented as price risk management activities in our balance sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flows as the settlement of transactions occurs.

     The market value of commodity and energy related contracts reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions and to reflect other types of risks, including model risk, credit risk and operational risks. In the absence of quoted market prices, we utilize other valuation techniques to estimate fair value. The use of these techniques requires us to make estimations of future prices and other variables, including market volatility, price correlation, and market liquidity. Changes in these estimates could have a significant impact on the underlying market valuation and could materially impact these estimates.

     We frequently enter into swaps, futures and other contracts to hedge the price risks associated with inventories, commitments and other anticipated transactions in connection with our non-trading activities. We defer the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair value of these contracts is recognized in income. We also enter into interest rate and foreign currency swaps to manage interest rates and foreign currency exchange risk. Income and expense related to interest rate swaps is accrued as interest rates change and is recognized in income over the life of the agreement. Such gains and losses are essentially offset by gains or losses on the related debt.

     To qualify as a hedge, the item to be hedged must expose us to price, interest rate or foreign currency exchange rate risk and the hedging instrument must reduce that exposure. Any contracts held or issued that do not meet the requirements of a hedge are recorded at fair value in the balance sheet and any changes in that fair value are recognized in income. If a contract designated as a hedge of price risk or foreign currency exchange risk is terminated, the associated gain or loss is deferred and recognized in income in the same manner as the hedged item. Also, a contract designated as a hedge of an anticipated transaction that is no longer likely to occur is recorded at fair value and the associated changes in fair value recognized in income. The gain or loss associated with a terminated interest rate swap that has been designated as a hedge of interest rate risk will continue to be recognized in interest and debt expense over the life of the agreement.

     Property, Plant and Equipment. Property additions include acquisition costs, administrative costs and, where appropriate, capitalized interest allocable to construction. Capitalized interest amounted to $55 million, $41 million and $27 million in 2000, 1999 and 1998. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. All other general and administrative costs, as well as production costs, are expensed as incurred.

     Depreciation, depletion and amortization (DD&A) of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for DD&A is determined by dividing the total unrecovered carrying value of gas and oil properties plus estimated future development costs by the estimated proved reserves included therein, as estimated by our engineers and reviewed by independent engineers. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $1.015 for 2000, $.87 for 1999 and $.89 for 1998. Unamortized costs of proved properties are subject to a ceiling that limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to DD&A expense. No such charge was required in the periods presented. Provisions for depletion of coal properties, including exploration and development costs, are based upon estimates of recoverable reserves using the unit-of-production method. Provision for depreciation of other property is primarily on a straight-line basis over the estimated useful life of the properties. The annual rates of depreciation are as follows:

Refining, crude oil and chemical facilities.................    3.0%-20.0%
Gas systems.................................................    1.2%-10.0%
Coal facilities.............................................    5.0%-33.3%
Power facilities............................................    2.9%-33.3%
Transportation equipment....................................    4.5%-33.3%
Office and miscellaneous equipment..........................    3.0%-33.3%
Buildings and improvements..................................    1.3%-20.0%

     Costs of minor property units, or components thereof, retired or abandoned are charged or credited, net of salvage, to accumulated depreciation, depletion and amortization. Gain or loss on sales of major property units is credited or charged to income.

     Goodwill. Goodwill, which primarily relates to the acquisitions of American Natural Resources Company and CIG, amounted to $433 million at December 31, 2000, and is being amortized on a straight-line basis over a 40-year period. Amortization expense charged to operations was approximately $19 million for 2000, 1999 and 1998.

     We evaluate impairment of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under this methodology, when an event occurs to suggest that impairment may have occurred, we evaluate the undiscounted net cash flows of the underlying asset or entity. If these cash flows are not sufficient to recover the value of the underlying asset or entity plus the goodwill amount, these cash flows are discounted at a risk-adjusted rate with any difference recorded as an impairment in our consolidated statements of income.

     Repair and Maintenance Costs. Repair and maintenance costs incurred in connection with planned major maintenance activities at various refineries or plants are accrued as a liability in a systematic and rational manner over the period of time until the planned major maintenance activities occur. At other refineries or plants, the cost of each major maintenance activity is capitalized and amortized to expense in a systematic and rational manner over the estimated period extending to the next planned major maintenance activity.

     Income Taxes. We follow the liability method of accounting for deferred income taxes as required by the provisions of SFAS No. 109, Accounting for Income Taxes.

     Revenue Recognition. Our subsidiaries recognize revenues for the sale of their respective products in the period of delivery. Revenues for services are recognized in the period the services are provided.

     Currency Translation. The U.S. dollar is the functional currency for substantially all of our foreign operations. For those operations, all gains and losses from currency translations are included in income currently.

     Earnings Per Share. Basic earnings per common share amounts are calculated using the average number of common and Class A common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks, issuance of shares for the FELINE PRIDES(SM) and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

     Basic and diluted earnings per share amounts and average shares entering into the computation for 1998 reflect the two-for-one stock split of our common stock declared on May 7, 1998.

       Accounting for Derivative Instruments and Hedging Activities. In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We adopted SFAS No. 133 beginning January 1, 2001, and applied the standard to all derivative instruments that existed on that date, except for derivative instruments embedded in other contracts. As provided for in SFAS No. 133, we applied the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantially modified after December 31, 1998.

     We use a variety of derivative instruments to conduct both energy trading activities and to hedge risks associated with commodity prices, foreign currencies and interest rates. The derivative instruments we use in commodity trading activities are currently recorded at their fair value in our financial statements under the provisions of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, SFAS No. 133 did not impact our accounting for the instruments used in commodity trading activities.

     Based on commodity prices and interest rates existing at December 31, 2000, the impact of our adoption of SFAS 133 was a charge to other comprehensive income, net of tax, of $459 million and an increase in net income of $3 million, with an increase in assets of $338 million and an increase in liabilities of $794 million. This represents the fair value of our derivative instruments designated as cash flow hedges. The majority of the initial charge related to contracts to sell natural gas we expect to produce through the end of 2001.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. We do not believe this pronouncement will have a material effect on our financial statements.

     Reclassification of Prior Period Statements. In 2000, we applied FASB Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which resulted in the reclassification of revenues and purchases for various trading and marketing activities that had been previously reported on a net basis. As a result of the adoption, operating revenues and purchases increased by $4.0 billion, $2.1 billion and $2.0 billion in 2000, 1999 and 1998. This change had no impact on gross margins or net income. Prior years amounts have been reclassified to conform with the new presentation. In addition, other minor reclassifications have been made to conform with current reporting practices. The effect of the other minor reclassifications was not material to our financial position, operating results or cash flows.

2. MERGER

     On January 29, 2001, we became a wholly owned subsidiary of El Paso through our merger with a wholly owned El Paso subsidiary. In the merger, holders of our common stock and Class A common stock received tax free 1.23 shares of El Paso common stock for each outstanding common share; holders of our Series A and Series B convertible preferred stock received tax free 9.133 shares of El Paso common stock for each outstanding convertible share; and holders of our Series C convertible preferred stock received tax free 17.98 shares of El Paso common stock for each outstanding convertible preferred share. In addition, holders of our outstanding stock options received shares of El Paso common stock based on the fair value of these options on the date of the merger. These exchanges will result in a charge of approximately $278 million that will be recorded in the first quarter of 2001. As a result of the merger, El Paso owns 100 percent of our common equity.

     Pursuant to the El Paso merger, we have been ordered by the Federal Trade Commission to sell several assets. Assets we have been, or will be, required to sell include our Gulfstream system, our interests in the Stingray and U-T Offshore systems, and our interests in the Empire pipeline and Iroquois pipeline systems. The sales of Gulfstream and our interests in the Stingray and U-T Offshore systems were completed in February 2001. Proceeds from these sales were approximately $70 million, resulting in a first quarter 2001 loss from those sales of approximately $29 million. The sales of our interests in the Empire and Iroquois systems are also expected to be completed in the first half 2001.

3. INCOME TAXES

     Pretax income from continuing operations are composed of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
United States...............................................   $721     $554     $502
Foreign.....................................................    185      119      147
                                                               ----     ----     ----
                                                               $906     $673     $649
                                                               ====     ====     ====

     The following table reflects the components of income tax expense from continuing operations for the years ended December 31:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current
  Federal...................................................  $ 41   $ 45   $  5
  State.....................................................    (1)     9      4
  Foreign...................................................     9      8      6
                                                              ----   ----   ----
                                                                49     62     15
                                                              ----   ----   ----
Deferred
  Federal...................................................   189    112    141
  State.....................................................    11     (3)     8
  Foreign...................................................     3      3      3
                                                              ----   ----   ----
                                                               203    112    152
                                                              ----   ----   ----
          Total tax expense.................................  $252   $174   $167
                                                              ====   ====   ====

     We have concluded with the Internal Revenue Service Appeals Office a tentative settlement of the adjustments proposed to our federal income tax returns filed for the years 1988 through 1994. Examination of our federal income tax returns filed for the years 1995, 1996 and 1997 began in 1999 and is ongoing. We believe that adequate provisions for federal income taxes have been reflected in our consolidated financial statements.

     Our tax expense differs from the amount computed by applying the statutory federal income tax rate (35 percent) to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Tax expense at the statutory federal rate of 35%............  $317    $236    $227
Increase (decrease)
  Tight sands gas credit....................................    (6)     (6)     (8)
  State income tax cost.....................................     6       4       8
  Exclusion for foreign investments and domestic joint
     ventures...............................................   (48)    (52)    (50)
  Depreciation, depletion and amortization..................   (17)    (10)      5
  Other.....................................................    --       2     (15)
                                                              ----    ----    ----
          Income tax expense................................  $252    $174    $167
                                                              ====    ====    ====
          Effective tax rate................................    28%     26%     26%
                                                              ====    ====    ====

     The following are the components of our net deferred tax liability at December 31:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax liabilities
  Excess of book basis over tax basis of property, plant and
     equipment..............................................  $1,825   $1,646
  Pensions and benefit costs................................     160      130
  Other.....................................................      71      130
                                                              ------   ------
          Total deferred tax liability......................   2,056    1,906
                                                              ------   ------
Deferred tax assets
  Purchase gas and other recoverable costs..................      --        5
  Alternative minimum tax credit carryforward...............     212      190
                                                              ------   ------
          Total deferred tax assets.........................     212      195
                                                              ------   ------
          Net deferred tax liability........................  $1,844   $1,711
                                                              ======   ======

     U.S. income taxes have been provided for earnings of foreign subsidiaries that are expected to be distributed to the U.S. parent company. Foreign subsidiaries' cumulative undistributed earnings of $533 million are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided on those earnings. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign subsidiaries is not practicable.

4. EARNINGS PER SHARE

     Basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128 Earnings Per Share, are presented below for the years ended December 31:

                                              2000              1999              1998
                                         ---------------   ---------------   ---------------
                                         BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED
                                         -----   -------   -----   -------   -----   -------
                                           (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Income from continuing operations......  $ 654    $ 654    $ 499    $ 499    $ 482    $ 482
  Preferred stock dividends............     --       --       --       --        6        6
                                         -----    -----    -----    -----    -----    -----
Adjusted income from continuing
  operations...........................  $ 654    $ 654    $ 499    $ 499    $ 476    $ 476
                                         =====    =====    =====    =====    =====    =====
Average common shares outstanding......    214      214      213      213      213      213
Effect of diluted securities
  Stock options........................     --        4       --        3       --        2
  FELINE PRIDES(SM)....................     --        2       --       --       --       --
  Convertible preferred stock..........     --        1       --        1       --        1
                                         -----    -----    -----    -----    -----    -----
Average common shares outstanding......    214      221      213      217      213      216
                                         =====    =====    =====    =====    =====    =====
Earnings per common share
  Income from continuing operations....  $3.05    $2.96    $2.34    $2.30    $2.24    $2.21
                                         =====    =====    =====    =====    =====    =====

5. PREFERRED STOCK

     On April 15, 1998, we redeemed all 8,000,000 outstanding shares of our $2.125 Cumulative Preferred Stock, Series H. Redemption price for the Series H stock was $25 per share plus accrued dividends of $.182986 to April 15, 1998.

6. STOCK-BASED COMPENSATION

     Executives, directors and other key employees have been granted options to purchase common shares under stock option plans adopted in 1990, 1994, 1997 and 1998. Under each plan, the option price equals the fair market value of the common shares on the date of grant. Options vest cumulatively at rates ranging from 15% to 33 1/3% of the option shares on each anniversary date of the date of grant beginning with the first or second anniversary. The options, which expire either five years or ten years from the grant date, do not carry any stock appreciation rights.

     A summary of the status of our stock options as of December 31, 2000, 1999, and 1998 is presented below:

                                                                STOCK OPTIONS
                                   ------------------------------------------------------------------------
                                            2000                     1999                     1998
                                   ----------------------   ----------------------   ----------------------
                                                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                   # SHARES OF   AVERAGE    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE
                                   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE
                                     OPTIONS      PRICES    OPTIONS(1)     PRICES    OPTIONS(1)     PRICES
                                   -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of
  year...........................   7,113,709     $25.68     6,604,617     $22.64     5,213,310     $18.12
  Granted........................      21,268     $51.45     1,809,068     $32.93     2,080,349     $32.72
  Exercised......................  (1,800,493)    $17.99      (865,688)    $17.23      (466,812)    $16.15
  Revoked or expired.............     (57,800)    $26.43      (434,288)    $26.52      (222,230)    $23.84
                                   ----------                ---------                ---------
Outstanding at end of year.......   5,276,684     $28.40     7,113,709     $25.68     6,604,617     $22.64
                                   ==========                =========                =========
Exercisable at end of year.......   1,501,462     $26.46     1,983,595     $19.18     1,706,453     $16.01
                                   ==========                =========                =========

---------------

(1) Includes Class A common shares

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ASSUMPTION:                                                   2000    1999    1998
-----------                                                   ----    ----    ----
Expected Term in Years......................................     5       8       8
Expected Volatility.........................................  36.7%   35.8%   22.4%
Expected Dividends..........................................   0.3%    0.8%    0.6%
Risk-Free Interest Rate.....................................   5.1%    5.2%    5.6%

     The Black-Scholes weighted average fair value of options granted during 2000, 1999 and 1998 was $17.79, $15.22, and $12.77.

     Options outstanding as of December 31, 2000 are summarized below:

                                                         OPTIONS OUTSTANDING
                                    -------------------------------------------------------------
                                                   WEIGHTED
                                                    AVERAGE     WEIGHTED                 WEIGHTED
                                      NUMBER       REMAINING    AVERAGE                  AVERAGE
                                    OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES            AT 12/31/00      LIFE        PRICE     AT 12/31/00    PRICE
------------------------            -----------   -----------   --------   -----------   --------
$12.97 to $18.28..................     917,344        4.6        $16.73       350,644     $15.88
$23.53 to $29.82..................     980,172        6.1        $23.63       403,878     $23.71
$30.74 to $38.63..................   3,331,431        7.6        $32.77       738,719     $32.83
$40.09 to $75.19..................      47,737        4.4        $45.96         8,221     $41.06
                                     ---------                              ---------
                                     5,276,684        6.8        $28.40     1,501,462     $26.46
                                     =========                              =========

  Pro Forma Net Income and Net Income Per Common Share

     Had the compensation expense for our stock-based compensation plans been determined applying the provisions of SFAS No. 123, our income from continuing operations, net income and income per common share amounts for 2000, 1999, and 1998 would approximate the pro forma amounts below:

                                         YEAR ENDED                YEAR ENDED                YEAR ENDED
                                      DECEMBER 31, 2000         DECEMBER 31, 1999         DECEMBER 31, 1998
                                   -----------------------   -----------------------   -----------------------
                                   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                   -----------   ---------   -----------   ---------   -----------   ---------
Income from continuing
  operations.....................     $ 654        $ 645        $ 499        $ 487        $ 482        $ 474
Net income.......................     $ 654        $ 645        $ 499        $ 487        $ 438        $ 435
Basic income per common share
  from continuing operations.....     $3.05        $3.01        $2.34        $2.28        $2.24        $2.20
Basic income per common share....     $3.05        $3.01        $2.34        $2.28        $2.06        $2.02
Diluted income per common share
  from continuing operations.....     $2.96        $2.92        $2.30        $2.24        $2.21        $2.17
Diluted income per common
  share..........................     $2.96        $2.92        $2.30        $2.24        $2.03        $1.99

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1995 fiscal year.

     Stock options available for future grants amounted to 5,510,041; 5,478,587; and 6,856,789 at December 31, 2000, 1999 and 1998. Exercisable stock options amounted to 1,501,462; 1,983,595; and 1,706,453 at December 31, 2000, 1999 and
1998.

     At the time of our merger with El Paso, holders of our outstanding stock options received shares of El Paso common stock based on the fair value of these options on the date of the merger, as determined in accordance with the merger agreement. A total of approximately 4 million shares were issued in exchange for these options.

7. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

     Our operations involve managing market risks related to changes in interest rates, foreign exchange rates and commodity prices. Derivative financial instruments, specifically swaps and other contracts, are used to reduce and manage those risks.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     We have estimated the fair value amounts of our financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The carrying amounts and estimated fair values of our financial instruments at December 31 are as follows:

                                                           2000                1999
                                                     -----------------   -----------------
                                                     CARRYING    FAIR    CARRYING    FAIR
                                                      AMOUNT    VALUE     AMOUNT    VALUE
                                                     --------   ------   --------   ------
                                                                 (IN MILLIONS)
Nonderivatives
  Financial assets
     Cash and cash equivalents.....................   $   74    $   74    $   44    $   44
     Notes receivable..............................      245       272       259       271
     Investments...................................       70        70        68        68

                                                           2000                1999
                                                     -----------------   -----------------
                                                     CARRYING    FAIR    CARRYING    FAIR
                                                      AMOUNT    VALUE     AMOUNT    VALUE
                                                     --------   ------   --------   ------
                                                                 (IN MILLIONS)
  Financial liabilities
     Short-term debt...............................      798       798       106       106
     Long-term debt................................    5,443     5,551     4,960     4,907
  Company-obligated preferred securities of a
     consolidated trust............................      300       293       300       276
Derivatives relating to
  Non-Trading......................................
     Commodity swaps gain (loss)...................       --      (692)       --        (5)
     Interest rate swaps gain (loss)...............       --        --        --        --
  Trading..........................................
     Commodity option contracts....................       12        12        --        --
     Futures contracts.............................       15        15        --        --
     Swap and forward contracts....................      226       226        --        --

     The estimated values of our notes receivable, long-term debt, our company-obligated preferred securities of a consolidated trust, preferred stock issued by our subsidiaries and limited partnership interests in consolidated joint venture are based on interest rates at December 31, 2000 and 1999 for new issues with similar remaining maturities. The fair value of investments are based on market prices at December 31, 2000 and 1999, time value and volatility. The fair value of the derivatives related to commodity swaps and commodity options are derived from various factors, including quoted market prices at December 31, 2000 and 1999. The fair market value of our interest rate swaps is based on the estimated termination values at December 31, 2000 and 1999.

TRADING COMMODITY ACTIVITIES

     Our trading business offers price risk management services to the energy sector through the sale of natural gas and electric power. These services are provided through a variety of contracts entered into for trading purposes, including storage, transportation, forward, future, swap and option contracts that extend for periods up to ten years. These contracts expose us to market risk as the value of the portfolio will change in response to changing market conditions.

     The fair value of commodity and energy related contracts entered into for trading purposes as of December 31, 2000 and the average fair value of those instruments held during the year then ended are as follows:

                                                                              AVERAGE FAIR
                                                                                VALUE FOR
                                                                             THE YEAR ENDED
                       2000                          ASSETS   LIABILITIES   DECEMBER 31, 2000
                       ----                          ------   -----------   -----------------
                                                                  (IN MILLIONS)
Futures contracts..................................   $ 15       $ --             $ (3)
Options contracts..................................     59         47                9
Swaps and forward contracts........................    516        290              170

     The absolute notional volume of our swap and over-the-counter option contracts was 1,385 and 59 Bcf at December 31, 2000. Of this total, we are a fixed price payor on 767 Bcf and a fixed price receiver on 677 Bcf. These notional volumes, which have a maximum term of nine years, do not represent volumes exchanged by the parties, and therefore, are not a measurement of our exposure to market or credit risks.

     We are exposed to credit risk, as well as market risk, on these contracts. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Terms regarding cash settlements of these transactions vary based upon the contractual terms. We monitor and manage these risks through a variety of techniques, including daily reporting of credit exposure and portfolio value to our management.

     The counterparties associated with our assets from price risk management activities are summarized as follows:

                                                   ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES
                                                             AS OF DECEMBER 31, 2000
                                                  ----------------------------------------------
                                                                            BELOW
                                                  INVESTMENT GRADE    INVESTMENT GRADE    TOTAL
                                                  -----------------   -----------------   ------
                                                                  (IN MILLIONS)
Gas and electric utilities......................        $ 62                 $14           $ 76
Energy marketers................................         214                  26            240
Financial institutions..........................         372                  --            372
Independent power producers.....................          13                  --             13
Oil and gas producers...........................          29                   1             30
Industrials.....................................           5                  --              5
Pipelines and other.............................          45                  --             45
                                                        ----                 ---           ----
          Total assets from price risk
            management activities...............        $740                 $41           $781
                                                        ====                 ===           ====

     Investment grade is primarily determined using publicly available credit ratings along with a consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interests.

     The concentration of our counterparties in the energy industry may impact our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on our policies and risk exposure, we believe our risk is minimal as a result of counterparty nonperformance.

NON-TRADING PRICE RISK MANAGEMENT ACTIVITIES

     Interest Rate Swaps. We have entered into a number of interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce exposures to interest rate fluctuations. At December 31, 2000, we had interest rate swaps with a notional amount of $12 million, and a portfolio of variable rate debt outstanding in the amount of $1,854 million. Under the remaining agreement, we will pay the counterparty interest at a fixed rate of 6.83%, and the counterparty will pay us interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) or other market rates. The rate applicable to this agreement was 6.485% at December 31, 2000. The notional amounts do not represent amounts exchanged by the party, and thus are not a measure of our exposure. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as market rates fluctuate. Terms expire at various dates through the year 2011.

     Neither us nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. We are exposed to loss if one or more of the counterparties default. At December 31, 2000, we had no exposure to credit loss on interest rate swaps. We do not believe that any reasonably likely change in interest rates would have a material adverse effect on our financial position, operating results or cash flows.

     Other Derivatives. We frequently enter into swaps and other contracts to hedge the price risks associated with inventories, commitments and various transactions. The swaps and other contracts are with established energy companies and major financial institutions. We believe our credit risk is minimal on these transactions, as the counterparties are required to meet stringent credit standards.

     The absolute notional volumes and terms of our non-trading swaps at December 31, 2000 are set forth below (natural gas volumes are in millions of British thermal units and crude oil and refined products volumes are in millions of barrels):

                                                 FIXED PRICE   FIXED PRICE      MAXIMUM
                                                    PAYOR       RECEIVER     TERMS IN YEARS
                                                 -----------   -----------   --------------
Energy Commodities
  Natural gas (MMBtu)..........................    625,170     157,150,000         2
  Crude oil and refined products (MMBbls)......     19,025          13,050         1

8. DEBT

     Long-Term Debt. Our long-term debt outstanding consisted of the following at December 31:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
El Paso CGP:
Notes payable (revolving credit agreements).................  $  135   $   50
Senior notes:
  10.375%, due 2000.........................................      --      121
  10%, due 2001.............................................      84       84
  8.125%, due 2002..........................................     250      250
  6.2%, due 2004............................................     200      200
  6.5%, due 2006............................................     200      200
  7.75%, due 2010...........................................     399       --
  7.5%, due 2006............................................     299       --
  7.625%, due 2008..........................................     215       --
  Floating rate notes, due 2002.............................     400       --
  Floating rate notes, 2003.................................     200       --
Senior debentures:
  10.25%, due 2004..........................................      38       38
  10.75%, due 2010..........................................      57       57
  9.75%, due 2003...........................................     102      102
  9.625%, due 2012..........................................     149      149
  7.75%, due 2035...........................................     150      150
  7.42%, due 2037...........................................     200      200
  6.7%, due 2027............................................     200      200
  6.5%, due 2008............................................     200      200
  6.95%, due 2028...........................................     199      199
  6.375%, due 2009..........................................     199      199
  6.625% with FELINE PRIDES(SM), due 2004...................     455      454
                                                              ------   ------
                                                               4,331    2,853
                                                              ------   ------
Subsidiary companies:
  ANR
     Debentures, 7% to 9.625%, due 2021 through 2025........     498      498
  Coastal Natural Gas Company
     Revolving credit agreement, due 2001...................      --      294
     Term loan, 13.75%, due 2010............................      14       --
  CIG
     Debentures, 6.85% and 10%, due 2005 through 2037.......     280      280
  Coastal Holding Corporation
     Term loans, due 2003...................................      --      275
  Other.....................................................     320      285
                                                              ------   ------
                                                               1,112    1,632
                                                              ------   ------
Amount reclassified from short-term debt....................      --      475
                                                              ------   ------
  Total long-term debt......................................   5,443    4,960
  Less current maturities...................................     147      162
                                                              ------   ------
Long-term debt, less current maturities.....................  $5,296   $4,798
                                                              ======   ======

     At December 31, 2000, amounts available under our long-term credit agreements with banks totaled $1,890 million, including $135 million available to El Paso CGP. Loans under these agreements bear interest at money market-related rates (weighted average 7.27% at December 31, 2000). Annual commitment fees range up to .30% payable on the unused portion of the applicable facility. At December 31, 2000, $303 million was outstanding, and $518 million of the unused amount was dedicated to specific uses.

     Our availability to borrow under our credit agreements is subject to specified conditions, which we believe we currently meet. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes).

     Several of our agreements, totaling $1,500 million, have been terminated subsequent to our merger with El Paso, and we became a borrower under El Paso's $2 billion 364-day renewable credit and competitive advance facility and $1 billion 3-year revolving credit and competitive advance facility. The interest rate for these facilities varies and would have been LIBOR plus 50 basis points as of December 31, 2000.

     Our subsidiary project financing notes bear interest at money market-related rates.

     In September 2000, we issued $215 million of 7.625% Notes due in 2008. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of short-term borrowings.

     In August 2000, we issued $300 million of 7.5% Notes due in 2006. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of floating rate indebtedness.

     In July 2000, we issued $200 million of Floating Rate Notes due in 2003. The Notes bear interest at a rate equal to the three-month LIBOR plus 0.60%. The net proceeds from the sale were used for general corporate purposes, including the repayment of floating rate indebtedness.

     In June 2000, we issued $400 million of 7.75% Notes due in 2010. The net proceeds from the sale of the Notes were used to repay floating rate indebtedness, including indebtedness of a subsidiary under a revolving credit facility, and for general corporate purposes.

     In March 2000, we issued $400 million of Floating Rate Notes due in 2002. The Notes bear interest at a rate equal to the three-month LIBOR plus 0.45%. The net proceeds from the sale of the Notes were used for general corporate purposes, including the repayment of indebtedness.

     In August 1999, we issued a total of 18,400,000 FELINE PRIDES(SM) consisting of 17,000,000 Income PRIDES with a stated value of $25 and 1,400,000 Growth PRIDES with a stated value of $25. The Income PRIDES consist of a unit comprised of a Senior Debenture and a purchase contract under which the holder is obligated to purchase from us by no later than August 16, 2002 for $25 (the stated price) a number of shares of our common stock. The Growth PRIDES consist of a unit comprised of a purchase contract under which the holder is obligated to purchase from us by no later than August 16, 2002 for $25 (the stated price) a number of shares of our common stock and a 2.5% undivided beneficial interest in a three-year Treasury security having a principal amount at maturity equal to $1,000. Under the terms of the purchase contract in effect prior to the merger with El Paso, the number of shares of common stock the holder of a PRIDE received varied between .5384 and .6568 shares, depending on the price of our common stock.

     Under the terms of the purchase contract, as a result of the merger with El Paso, the holder of a PRIDE is entitled and required to receive upon settlement
 .6622 shares of El Paso common stock. This will result in the issuance of approximately 12.2 million shares of El Paso common stock. The obligation of a holder of PRIDES to purchase common stock is secured by a pledge of the Senior Debenture or Treasury security.

     Various agreements contain restrictive covenants which, among other things, limit dividends by several of our subsidiaries and additional indebtedness of several subsidiaries. At December 31, 2000, net assets of our consolidated subsidiaries amounted to approximately $12 billion, of which $623 million was restricted by these provisions. There will be no restricted amount subsequent to the merger with El Paso due to the termination of the long-term credit agreements under which these restrictions arose.

     Maturities. Aggregate maturities of the principal amounts of long-term debt for the next five years and in total thereafter are as follows:

                                                           (IN MILLIONS)
                                                           -------------
2001.....................................................     $  147
2002.....................................................        819
2003.....................................................        316
2004.....................................................        711
2005.....................................................        369
Thereafter...............................................      3,081
                                                              ------
     Total long-term debt, including current
       maturities........................................     $5,443
                                                              ======

     Notes Payable. At December 31, 2000, we had $798 million of outstanding indebtedness under our commercial paper program and indebtedness to banks under short-term lines of credit, compared to $581 million at December 31, 1999. For December 31, 1999, our financial statements reflected $475 million of short-term borrowings that had been reclassified as long-term, based on the availability of committed credit lines with maturities in excess of one year and our intent to maintain such amounts as long-term borrowings. The weighted average interest rates were 7.15% and 6.63% at December 31, 2000 and 1999, respectively. As of December 31, 2000, $622 million was available to be drawn under short-term credit lines.

     Restrictions on Payment of Dividends. Under the terms of the most restrictive of our financing agreements, approximately $900 million of retained earnings was available at December 31, 2000, for payment of dividends on our common and preferred stocks.

     Guarantees. We have guaranteed specific obligations of several of our unconsolidated affiliates. Affiliates are generally not required to collateralize their contingent liabilities to us. At December 31, 2000, the outstanding principal balance under these guarantees was $165 million. Additionally, we and a former partner have issued a number of trade guarantees related to the operations of the Engage Energy US, L.P. and Engage Energy Canada, L.P. joint venture. The joint venture terminated in the fourth quarter 2000, with each of the former partners retaining a portion of the operations. As a condition to the termination, each of the former partners agreed to a continuation of the guarantees that were issued in connection with the operations retained by the other partner. These guarantees are to be replaced as soon as practical, and in any event, by July 2001. Each party has agreed to reimburse the other for any payments that are made under these guarantees. As of December 31, 2000, we had outstanding guarantees in the principal amount of $61 in connection with the operations of the Engage joint venture that were transferred to the other party. We believe that the actual potential liability is significantly less than the principal amount of these guarantees. We are of the opinion that these parties will be able to perform under the guaranteed transactions, that no payments will be required and that no losses will be incurred under such guarantees.

9. RETIREMENT BENEFITS

  Pension Benefits

     We have non-contributory pension plans covering substantially all of our U.S. employees. These plans provide benefits based on final average monthly compensation and years of service, subject to maximum limitations as defined in the plans.

  Postretirement Benefits

     We provide certain health care and life insurance benefits for substantially all of our U.S. employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for pension benefits and other postretirement benefits.

                                                                            POSTRETIREMENT
                                                        PENSION BENEFITS       BENEFITS
                                                        -----------------   ---------------
                                                         2000      1999      2000     1999
                                                        -------   -------   ------   ------
                                                                   (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period...........  $  777    $  758     $108     $108
  Service cost........................................      21        21        3        3
  Interest cost.......................................      59        52        8        7
  Participant contributions...........................      --        --        2        3
  Actuarial loss or (gain)............................      10       (11)       3       (3)
  Benefits paid.......................................     (45)      (43)     (10)     (10)
                                                        ------    ------     ----     ----
  Benefit obligation at end of period.................  $  822    $  777     $114     $108
                                                        ======    ======     ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period....  $1,662    $1,482     $ 29     $ 24
  Actual return on plan assets........................     354       222        1        1
  Employer contributions..............................      --         1       11       10
  Administrative expenses.............................      --        --       --       (2)
  Benefits paid.......................................     (45)      (43)      (6)      (4)
                                                        ------    ------     ----     ----
  Fair value of plan assets at end of period..........  $1,971    $1,662     $ 35     $ 29
                                                        ======    ======     ====     ====
Reconciliation of funded status
  Funded status at end of period......................  $1,149    $  885     $(79)    $(79)
  Unrecognized net actuarial gain.....................    (528)     (368)     (27)     (38)
  Unrecognized net transition obligation..............     (12)      (20)      71       77
  Unrecognized prior service cost.....................       4         5        3        3
                                                        ------    ------     ----     ----
  Prepaid (accrued) benefit cost at December 31, .....  $  613    $  502     $(32)    $(37)
                                                        ======    ======     ====     ====

     Benefit obligations are based upon actuarial estimates as described below.

                                                                      POSTRETIREMENT
                                              PENSION BENEFITS           BENEFITS
                                            ---------------------   ------------------
                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                            2000    1999    1998    2000   1999   1998
                                            -----   -----   -----   ----   ----   ----
                                                          (IN MILLIONS)
Benefit cost for the plans includes the
  following components
  Service cost............................  $  21   $  21   $  20   $  3   $ 3    $ 2
  Interest cost...........................     59      52      49      8     7      7
  Expected return on plan assets..........   (164)   (146)   (126)    (1)   (1)    (1)
  Amortization of net actuarial gain......    (20)    (13)     (8)    (2)   (2)    (3)
  Amortization of transition obligation...     (8)     (8)     (9)     6     6      6
  Amortization of prior service cost......      1       1       1      1    --      1
                                            -----   -----   -----   ----   ---    ---
  Net cost................................  $(111)  $ (93)  $ (73)  $ 15   $13    $12
                                            =====   =====   =====   ====   ===    ===

                                                            PENSION       POSTRETIREMENT
                                                            BENEFITS         BENEFITS
                                                          ------------    --------------
                                                          2000    1999    2000     1999
                                                          ----    ----    -----    -----
Weighted average assumptions
  Discount rate.........................................  7.75%     8%    7.75%       8%
  Expected return on plan assets........................    10%    10%     4.3%     4.3%
  Rate of compensation increase.........................     4%     4%     N/A      N/A

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs for covered health care benefits of 7.8 percent in 2000, gradually decreasing to 6 percent by the year 2004. The rate of increase in per capita costs for covered health care benefits was 8.4 percent and 9.0 percent in 1999 and 1998. A one-percentage point change from assumed health care cost trend rates would have the following effects:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of service cost and interest cost...............  $ --    $ --
  Accumulated postretirement benefit obligation.............  $  6    $  5
One Percentage Point Decrease
  Aggregate of service cost and interest cost...............  $ --    $ --
  Accumulated postretirement benefit obligation.............  $ (6)   $ (5)

     Plan assets of the pension plan included our common stock and Class A common stock, amounting to a total of 7.2 million of our shares at December 31, 2000 and 1999.

     We also participate in several multi-employer pension plans for the benefit of our employees who are union members. Our contributions to these plans were not material for 2000, 1999 or 1998.

     We also make contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for our eligible employees. We match 100 percent of participant basic contributions up to 8 percent, with the matching contribution being made in our stock. Our contributions, which are based on matching employee contributions, amounted to $21 million, $20 million and $19 million in 2000, 1999 and 1998.

     In conjunction with the El Paso merger, some of our benefit plans will be merged into comparable El Paso benefit plans, while other benefit plans will be terminated.

10. SECURITIES OF SUBSIDIARIES

     Company-obligated Preferred Securities of a Consolidated Trust. On May 13, 1998, we completed a public offering of 12,000,000 mandatory redemption preferred securities through an affiliate, Coastal Finance I, a business trust, for $300 million in cash. Coastal Finance I holds debt securities of ours purchased with the proceeds of the preferred securities offering. Cumulative quarterly distributions are being paid on the preferred securities at an annual rate of 8.375% of the liquidation amount of $25 per preferred security. The preferred securities are mandatorily redeemable on the maturity date, May 13, 2038, and may be redeemed at our option on or after May 13, 2003, or earlier if various events occur. The redemption price to be paid is $25 per preferred security, plus accrued and unpaid distributions to the date of redemption.

     Preferred Stock of Subsidiaries. Coastal Securities Company Limited, our wholly owned subsidiary, issued 4,000,000 shares of preferred stock in 1996 for $100 million in cash. Quarterly cash dividends are being paid on the preferred stock at a rate based on LIBOR. The preferred shareholders are also entitled to participating dividends based on refining margins. Coastal Securities may redeem the preferred stock on or after December 31, 1999 for cash.

     In 1999, Coastal Oil & Gas Resources, Inc., our wholly owned subsidiary, issued 50,000 shares of preferred stock for $50 million in cash. The preferred shareholders are entitled to quarterly cash dividends at a rate based on LIBOR. The dividend rate is subject to renegotiation in 2004 and on each fifth anniversary thereafter. In the event Coastal Oil & Gas and the preferred shareholders are unable to agree to a new rate, Coastal Oil & Gas must redeem the shares at $1,000 per share plus any accrued and unpaid dividends, or cause the preferred stock to be registered with the Securities and Exchange Commission and remarketed. Coastal Oil & Gas also has the option to redeem all shares on any dividend rate reset date for $1,000 per share plus any accrued and unpaid preferred dividends.

     In 1999, Coastal Limited Ventures, Inc., our wholly owned subsidiary, issued 150,000 shares of preferred stock for $15 million in cash. The preferred shareholders are entitled to quarterly cash dividends at an annual rate of 6%. The dividend rate is subject to renegotiation in 2004 and on each fifth anniversary thereafter. In the event Coastal Limited and the preferred shareholders are unable to agree to a new rate, the preferred shareholders may call for redemption of all of the preferred shares. The redemption price is $100 per share plus any accrued and unpaid preferred dividends thereon. Coastal Limited also has the option to redeem all shares on any rate reset date for $100 per share plus any accrued and unpaid preferred dividends.

     Consolidated Joint Venture. In December 1999, Coastal Limited contributed assets to a limited partnership in exchange for a controlling general partnership interest. Limited interests in the partnership were issued to unaffiliated investors for $286 million in cash. The limited partners are entitled to a cumulative priority return based on LIBOR. The return is subject to renegotiation in 2004 and on each fifth anniversary thereafter. The partnership has a maximum life of 20 years, but may be terminated sooner subject to certain conditions, including failure to agree to a new rate. Coastal Limited may terminate the partnership at any time by repayment of the limited partners' outstanding capital plus any unpaid priority returns.

11. SEGMENT AND GEOGRAPHIC REPORTING

     We operate principally in the following lines of business: natural gas; refining, marketing and chemicals; exploration and production; power and coal. Separate management of each segment is required because each line of business is subject to different production, marketing and technology strategies.

     Natural gas operations involve the production, purchase, gathering, processing, transportation, storage, marketing and sale of natural gas, principally to utilities, industrial customers and other pipelines, and include the operation of natural gas liquids extraction plants. Sales are primarily made to pipeline and distribution companies in most major areas of the United States.

     Refining, marketing and chemicals operations involve the purchase, transportation and sale of refined products, crude oil, condensate and natural gas liquids; the operation of refineries and chemical plants; the sale at retail of gasoline, petroleum products and convenience items; petroleum product terminaling and marketing of crude oil and refined products. Products from this segment are sold to customers worldwide.

     Exploration and production operations involve the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. Sales are made to affiliated companies, industrial users, interstate pipelines and distribution companies in the Rocky Mountain, central and southwest areas of the United States and offshore Gulf of Mexico.

     Power operations involve the ownership of, participation in and operation of power projects in the United States and internationally. Power is sold to customers in the Northeast and Midwest United States, Colorado and internationally, in Asia and Latin America.

     Coal operations include the mining, processing and marketing of coal from our reserves and from other sources, and the brokering of coal for others. Sales are made to utilities and industrial customers in the United States and to export markets in Canada and Europe.

     Corporate and other operations include real estate activities and corporate income and expense not allocated to the operating segments.

     The accounting policies of the individual segments are the same as those described in Note 1. Since earnings on equity investments can be a significant source of earnings in several of our segments, we evaluate segment performance based on EBIT instead of operating income.

     Information related to our segments for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                            2000      1999      1998
                                                           -------   -------   ------
                                                                 (IN MILLIONS)
Operating Revenues From External Customers
  Natural gas............................................  $ 3,629   $ 1,244   $1,357
  Refining, marketing and chemicals......................   13,171     8,139    7,236
  Exploration and production.............................      763       556      437
  Power..................................................      167       128      121
  Coal...................................................      277       258      242
  Corporate and other....................................        7         6       11
                                                           -------   -------   ------
          Consolidated totals............................  $18,014   $10,331   $9,404
                                                           =======   =======   ======
Intersegment Revenues
  Natural gas............................................  $    14   $     3   $    2
  Refining, marketing and chemicals......................       25         2        2
  Exploration and production.............................      320        28       27
  Power..................................................       --        --       --
  Coal...................................................       --        --       --
  Corporate and other....................................        9         9       11
                                                           -------   -------   ------
          Consolidated totals............................  $   368   $    42   $   42
                                                           =======   =======   ======
Income (Loss) Before Interest, Income Taxes and Other
  Charges
  Natural gas............................................  $   660   $   574   $  594
  Refining, marketing and chemicals......................      260       228      244
  Exploration and production.............................      426       186      110
  Power..................................................      142        89       68
  Coal...................................................        3        16       17
  Corporate and other....................................     (115)      (65)     (66)
                                                           -------   -------   ------
          Consolidated totals............................  $ 1,376   $ 1,028   $  967
                                                           =======   =======   ======
Depreciation, Depletion and Amortization (Excluding
  Amortization of Goodwill)
  Natural gas............................................  $   124   $   129   $  119
  Refining, marketing and chemicals......................       89        74       78
  Exploration and production.............................      396       232      209
  Power..................................................       12         8        3
  Coal...................................................       23        17       15
  Corporate and other....................................        4         4        7
                                                           -------   -------   ------
          Consolidated totals............................  $   648   $   464   $  431
                                                           =======   =======   ======
Equity Income from Investments (Included in other income,
  net)
  Natural gas............................................  $   133   $    96   $   80
  Refining, marketing and chemicals......................       23        20        1
  Exploration and production.............................       --        --       --
  Power..................................................      109        74       43
  Coal...................................................       --        --       --
  Corporate and other....................................       --        --       --
                                                           -------   -------   ------
          Consolidated totals............................  $   265   $   190   $  124
                                                           =======   =======   ======

                                                            2000      1999      1998
                                                           -------   -------   ------
                                                                 (IN MILLIONS)
Capital Expenditures
  Natural gas............................................  $   277   $   307   $  192
  Refining, marketing and chemicals......................      138       163      229
  Exploration and production.............................    1,575     1,080      935
  Power..................................................       37       153        2
  Coal...................................................       78        65       35
  Corporate and other....................................        7        13       11
                                                           -------   -------   ------
          Consolidated totals............................  $ 2,112   $ 1,781   $1,404
                                                           =======   =======   ======

     Our assets and amount of investment in equity method investees by segment as of December 31, 2000, 1999 and 1998 are as follows:

                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Assets
  Natural gas...........................................  $ 7,478   $ 5,801   $ 5,379
  Refining, marketing and chemicals.....................    4,662     4,464     3,351
  Exploration and production............................    4,381     3,030     2,162
  Power.................................................      968       765       450
  Coal..................................................      356       307       270
  Corporate and other...................................      724       756       692
                                                          -------   -------   -------
          Consolidated totals...........................  $18,569   $15,123   $12,304
                                                          =======   =======   =======
Equity Method Investments
  Natural gas...........................................  $   803   $   851   $   609
  Refining, marketing and chemicals.....................      124        99        68
  Exploration and production............................       --        --        --
  Power.................................................      652       486       295
  Coal..................................................        1         1         1
  Corporate and other...................................       16        (2)       (2)
                                                          -------   -------   -------
          Consolidated totals...........................  $ 1,596   $ 1,435   $   971
                                                          =======   =======   =======

     Intersegment sales are accounted for on the basis of contract, current market or internally established transfer prices.

     In October 2000, we and Westcoast Energy Inc. terminated the Engage joint venture that had been formed in 1997. The operations were divided into separate entities that are owned and operated independently by each company. Natural gas operating revenues for the last three months of 2000 include revenues of $1,871 million from the Engage operations we now own and operate. Prior to the termination, Engage's revenues are not included in our operating revenues; however, our share of Engage's net earnings is included in Other income, net.

     In June 1998, the power purchase agreement associated with our Fulton Power Plant was restructured. In connection with the restructuring, a net gain of $17 million was recorded in the Power segment. The net gain reflects a $23 million reduction in the Plant's carrying value (to estimated fair value following the restructuring) and deferral of some of the proceeds to cover estimated future costs.

     In October 1998, we sold several non-core natural gas processing and gathering assets. Revenues and earnings before interest and income taxes for the Natural Gas segment include a gain of $59 million from the sale.

     Our operating revenues for the years ended December 31, 2000, 1999 and 1998 and property, plant and equipment as of December 31, 2000, 1999 and 1998, by geographic area, are shown as follows:

                                                            2000      1999      1998
                                                           -------   -------   ------
                                                                 (IN MILLIONS)
Operating Revenues
  United States..........................................  $14,619   $ 8,370   $7,971
  Foreign, Aruba.........................................    3,064     1,674    1,190
  Foreign, Other.........................................      331       287      243
                                                           -------   -------   ------
          Consolidated totals............................  $18,014   $10,331   $9,404
                                                           =======   =======   ======
Property, Plant and Equipment
  United States..........................................  $ 9,775   $ 8,608   $7,345
  Foreign, Aruba.........................................      638       589      564
  Foreign, Other.........................................      225       140      115
                                                           -------   -------   ------
          Consolidated totals............................  $10,638   $ 9,337   $8,024
                                                           =======   =======   ======

     Revenues from sales to any single customer during 2000, 1999 or 1998 did not amount to 10 percent or more of our consolidated revenues. Revenues by geographic area are attributed to countries based on the location of our subsidiaries making the sales.

12. INVESTMENT IN AFFILIATED COMPANIES (UNAUDITED)

     We have interests in corporations and partnerships which are accounted for on an equity basis. Several of the investments, included in Other Assets, are as follows:

                                                              PERCENTAGE
                     AFFILIATED COMPANY                       OWNERSHIP
                     ------------------                       ----------
Great Lakes Gas Transmission Limited Partnership............      50%
Empire State Pipeline(1)....................................      50%
Eagle Point Cogeneration Partnership(2).....................      50%
Midland Cogeneration Venture Limited Partners...............      44%
Javelina Company............................................      40%
Iroquois Gas Transmission System, L.P.(1)...................      16%
Alliance Pipeline Limited Partnership.......................      14%

-------------------------

(1) In connection with our merger with El Paso, we are required to divest our interests in Empire and Iroquois.

(2) Our interest in the Eagle Point Cogeneration Partnership increased from 50 percent to 84 percent effective as of January 1, 2001.

     Our investment in these entities, including advances, totaled $1,596 million and $1,435 million at December 31, 2000 and 1999. Our equity in income of the investments, included in Other income, net, was $265 million, $190 million and $124 million in 2000, 1999 and 1998, while dividends and partnership distributions received amounted to $262 million, $151 million and $83 million in 2000, 1999 and 1998.

     Summarized financial information of these entities is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Operating results data:
  Revenues.................................................  $7,991   $7,271   $7,631
  Operating income.........................................     796      661      563
  Net income...............................................     546      495      307

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Financial position data:
  Current assets............................................  $1,661   $2,095
  Noncurrent assets.........................................   8,464    7,339
  Current liabilities.......................................   1,285    1,673
  Noncurrent liabilities....................................   4,622    4,089
  Deferred credits..........................................     266      456
  Equity....................................................   3,952    3,216

13. DISCONTINUED OPERATIONS

     We are pursuing the disposition of our 50% ownership of ANR Advance Transportation Company, Inc., a trucking operation. ANR Advance is being liquidated in cooperation with other owners. Accordingly, the trucking operations are being reported as a discontinued operation.

     The net assets being disposed of have been classified in the accompanying consolidated balance sheets in Other Assets at December 31, 2000 and 1999. The net assets of the discontinued operations amounted to $3 million at December 31, 2000 and 1999.

     Operating results of the discontinued operations are shown separately in the accompanying consolidated statements of income. The loss from operations shown on the consolidated statements of income is net of income tax benefits of $2 million in 1998. The estimated loss on disposal of the discontinued operations of $35 million is net of income tax benefits of $19 million.

14. INVENTORIES

     Inventories at December 31 were:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Refined products, crude oil and chemicals...................  $690     $576
Natural gas in underground storage..........................    14       --
Coal, materials and supplies................................   163      157
                                                              ----     ----
                                                              $867     $733
                                                              ====     ====

     Material, labor and manufacturing expenses are included in inventory cost.

15. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In October 1992, several property owners in McAllen, Texas filed suit in the 93rd Judicial District Court, Hidalgo County, Texas, against, among others, one of our subsidiaries (Timely Adventures, Inc. et al, v. Phillips Properties, Inc., et al and Garza v. Coastal Mart, Inc.). The suit sought damages for the alleged diminution of property value and damages related to the exposure to hazardous chemicals arising from the operation of service stations and storage facilities. In July 2000, the trial court entered a judgment for approximately $1.2 million in actual damages for property diminution and approximately $100 million in punitive damages. The judgment is being appealed.

     In October 1996, we, along with several subsidiaries, were named as defendants in a suit filed by several former and current African American employees in the U.S. District Court, Southern District of Texas. The suit alleged racially discriminatory employment policies and practices. We vigorously denied these allegations and filed responsive pleadings. Plaintiffs' counsel sought to have the suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In September 2000, we reached an agreement on terms that would settle all individual and class claims. The court has given preliminary approval to the settlement and has set the fairness hearing for May 11, 2001.

     In May 1999, we were named as defendants in a suit filed by an individual employed by one of our contractors in the 319th Judicial District Court, Nueces County, Texas (Rolando Lopez and Rosanna Barton v. Coastal Refining & Marketing, Inc. and The Coastal Corporation). The suit sought damages for injuries sustained at the time of an explosion at one of our refining plants, and was settled in August 2000 for a total payment of $7 million, of which $5 million was covered by insurance. Three of our refinery employees intervened in the suit and sought damages for injuries sustained in the explosion. Those claims were tried in August 2000, resulting in a $122 million verdict, which is also covered by insurance and which is being appealed by the insurance carrier.

     In 1999, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes. (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     A number of our subsidiaries are named defendants in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     Our operations are subject to extensive and evolving federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     We spent approximately $16 million in 2000 on environmental capital projects and anticipate capital expenditures of approximately $50 million in 2001 in order to comply with such laws and regulations. The majority of the 2000 expenditures is attributable to projects at our refining, chemical and terminalling facilities. We currently anticipate capital expenditures for environmental compliance of $30 million to $75 million per year over the next several years.

     The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) imposes liability for the release of a hazardous substance into the environment. CERCLA liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under CERCLA, a potentially responsible party (PRP) may be required to pay more than its proportional share of such costs. Several of our subsidiaries and a company in which we own a 50% interest have been named as a PRP in various CERCLA waste disposal sites. At the eight sites for which there is sufficient information, total cleanup costs are estimated to be approximately $605 million. We estimate our pro-rata exposure, to be paid over a period of years, is approximately $4 million, and we have made appropriate provisions. At thirteen other sites, the EPA is currently unable to provide us with an estimate of total cleanup costs, and accordingly, we are unable to calculate our share of those costs.

     Additionally, several of our subsidiaries have been named as PRPs in four state sites. In Florida, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total approximately $300,000, and suitable remediation, with approximately $100,000 potentially attributable to our subsidiary's activities. In North Carolina, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million. In Texas, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million. In Utah, a remediation plan has been submitted to the Utah Department of Environmental Quality for approval, with current estimated cleanup costs of approximately $1.2 million attributable to our subsidiary's activities. At all of the four state sites, we believe our subsidiaries' activities were de minimis. With respect to the Texas site, we have entered into a joint defense agreement with the other PRPs for the payment of $20,000 as a de minimis settlement.

     From March to October 2000, our Eagle Point Oil Company received several Administrative Order Notices of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection. All of the assessments are related to similar alleged noncompliances of the New Jersey Air Pollution Control Act pertaining to occurrences of air pollution from the second quarter 1998 through the third quarter 2000 by Eagle Point's refinery in Westville, New Jersey. The New Jersey Department of Environmental Protection has assessed penalties totaling $1,188,000 for these alleged noncompliances. Eagle Point has requested an administrative hearing on all issues raised by the assessments and concurrently, is in negotiations to settle these assessments.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe that compliance with all applicable laws and regulations will not have a material adverse impact on our financial position, operating results or cash flows.

     Regulatory Matters. Several regulatory issues remain unresolved among CIG, ANR, ANR Storage and Wyoming Interstate, their customers, their suppliers and FERC. We have made provisions which represent management's assessment of the ultimate resolution of these issues. While we cannot predict with certainty the final outcome or the timing of the resolution of all of our regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, operating results, or cash flows.

  Leases and Commitments

     We lease property, plant and equipment under various operating leases, some of which contain renewal and purchase options and residual value guarantees. Such residual value guarantees amount to approximately $533 million. Rental expense amounted to approximately $140 million, $120 million and $86 million in 2000, 1999 and 1998, excluding leases covering natural resources. Aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $150 million, $139 million, $131 million, $130 million, and $125 million for the years 2001-2005 and $613 million thereafter.

16. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below. In the opinion of management, all adjustments necessary for a fair presentation have been made.

                                                                  QUARTERS ENDED
                                                ---------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                ---------   --------   -------------   ------------
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2000
  Operating revenues..........................   $3,597      $3,992       $4,366          $6,059
  Less purchases..............................    2,674       3,085        3,421           4,954
                                                 ------      ------       ------          ------
                                                    923         907          945           1,105
  Other income and expenses...................      750         779          800             897
                                                 ------      ------       ------          ------
  Net income..................................   $  173      $  128       $  145          $  208
                                                 ======      ======       ======          ======
  Basic earnings per share....................   $  .81      $  .60       $  .67          $  .97
                                                 ======      ======       ======          ======
  Diluted earnings per share..................   $  .80      $  .58       $  .65          $  .93
                                                 ======      ======       ======          ======

                                                                  QUARTERS ENDED
                                                ---------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                ---------   --------   -------------   ------------
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1999
  Operating revenues..........................   $2,172      $2,356       $2,562          $3,241
  Less purchases..............................    1,408       1,648        1,797           2,429
                                                 ------      ------       ------          ------
                                                    764         708          765             812
  Other income and expenses...................      629         615          663             643
                                                 ------      ------       ------          ------
  Net income..................................   $  135      $   93       $  102          $  169
                                                 ======      ======       ======          ======
  Basic earnings per share....................   $  .63      $  .44       $  .48          $  .79
                                                 ======      ======       ======          ======
  Diluted earnings per share..................   $  .62      $  .43       $  .47          $  .78
                                                 ======      ======       ======          ======

     In 2000, we applied FASB Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which resulted in the reclassification of revenues and purchases for various trading and marketing activities that had been previously reported on a net basis. This change had no impact on gross margins or net income. All quarterly amounts have been reclassified to conform with the new presentation.

17. SUPPLEMENTAL NATURAL GAS AND OIL OPERATIONS (UNAUDITED)

     Reserves; capitalized costs; costs incurred in oil and gas acquisition, exploration and development activities; results of operations; and the standardized measure of discounted future net cash flows are presented for the exploration and production segment. Natural gas systems reserves and the related standardized measure of discounted future net cash flows are separately presented for natural gas systems operations. All of our proved properties, with the exception of the proved reserves in Brazil noted below, are located in North America (U.S. and Canada). The following reserve tables report on U.S. operations and do not include approximately 190,000 MMcfe of Canadian proved reserves with 1,139 MMcfe of Canadian production during 2000 and 120,000 MMcfe of Brazilian proved reserves.

Estimated Quantities of Proved Reserves (Domestic)

                                                  NATURAL GAS
                                                    SYSTEMS     EXPLORATION AND PRODUCTION
                                                  -----------   ---------------------------
                                                   DEVELOPED     DEVELOPED     UNDEVELOPED      TOTAL
                                                  -----------   -----------   -------------   ---------
Natural Gas (MMcf):
  2000..........................................    175,353      1,815,562      2,204,768     4,195,683
  1999..........................................    197,649      1,625,713      1,643,350     3,466,712
  1998..........................................    211,761      1,287,207      1,028,167     2,527,135
Oil, Condensate and Natural Gas Liquids (MBbls):
  2000..........................................        231         36,404         28,403        65,038
  1999..........................................        249         33,690         23,188        57,127
  1998..........................................        237         31,894         20,153        52,284

     Changes in proved reserves since the end of 1997 are shown in the following table.

                                                                                OIL, CONDENSATE AND
                                                            NATURAL GAS         NATURAL GAS LIQUIDS
                                                       ---------------------   ---------------------
                                                       NATURAL   EXPLORATION   NATURAL   EXPLORATION
                                                         GAS         AND         GAS         AND
                                                       SYSTEMS   PRODUCTION    SYSTEMS   PRODUCTION
                                                       -------   -----------   -------   -----------
                                                              (MMCF)                  (MBBLS)
Total Proved Reserves
  Total, end of 1997.................................  248,248    1,504,266      349       39,794
  Production during 1998.............................  (39,058)    (185,732)     (44)      (5,578)
  Extensions and discoveries.........................      404      518,529       --        9,185
  Acquisitions.......................................       --      575,934       --       11,915
  Sales of reserves in-place.........................       --      (25,556)      --       (1,072)
  Revisions of previous quantity estimates and
     other...........................................    2,167      (72,067)     (68)      (2,197)
                                                       -------    ---------      ---       ------
          Total, end of 1998.........................  211,761    2,315,374      237       52,047
                                                       -------    ---------      ---       ------
  Production during 1999.............................  (35,634)    (230,542)     (24)      (4,475)
  Extensions and discoveries.........................       --      745,565       --        5,354
  Acquisitions.......................................       --      539,274       --       11,377
  Sales of reserves in-place.........................       --      (39,908)      --         (805)
  Revisions of previous quantity estimates and
     other...........................................   21,522      (60,700)      36       (6,620)
                                                       -------    ---------      ---       ------
          Total, end of 1999.........................  197,649    3,269,063      249       56,878
                                                       -------    ---------      ---       ------
  Production during 2000.............................  (33,433)    (328,007)     (25)      (6,477)
  Extensions and discoveries.........................       --      802,366       --        8,231
  Acquisitions.......................................       --      498,701       --        6,546
  Sales of reserves in-place.........................       --      (18,770)      --         (609)
  Revisions of previous quantity estimates and
     other...........................................   11,137     (203,023)       7          238
                                                       -------    ---------      ---       ------
          Total, end of 2000.........................  175,353    4,020,330      231       64,807
                                                       =======    =========      ===       ======

     Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 199,937 MMcf, 221,509 MMcf, and 225,853 MMcf and storage liquids volumes are approximately 237 MBbls, 301 MBbls, and 232 MBbls at December 31, 2000, 1999 and 1998. Total proved reserves for natural gas equivalents include approximately 130,000 MMcf, 152,000 MMcf, and 162,000 MMcf associated with volumetric production payments we sold to unaffiliated entities for the years 2000, 1999 and 1998.

     All of our proved reserves, with the exception of the Brazilian reserves noted earlier, are located in North America (U.S. and Canada). Other international activities are connected with the evaluation of various concessions, which are periodically reviewed for impairment.

Capitalized Costs Relating to Exploration and Production Activities

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Proved and Unproved Properties:
  Proved properties.........................................  $4,281    $3,234
  Unproved properties.......................................     747       536
                                                              ------    ------
                                                               5,028     3,770
  Accumulated depreciation, depletion and amortization......    (987)     (904)
                                                              ------    ------
                                                              $4,041    $2,866
                                                              ======    ======

                        COSTS EXCLUDED FROM AMORTIZATION

     The following table summarizes the costs related to unevaluated properties and major development projects that are excluded from amounts subject to amortization at December 31, 2000. We regularly evaluate these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                                                  YEARS COSTS INCURRED
                                                          -------------------------------------
                                                                                       PRIOR TO
                                                          TOTAL   2000   1999   1998     1998
                                                          -----   ----   ----   ----   --------
                                                                      (IN MILLIONS)
Property acquisition....................................  $370    $129   $114   $114     $13
Exploration.............................................   213     133     36     32      12
Development.............................................   114      55     33     19       7
Capitalized interest....................................    50      38     12     --      --
                                                          ----    ----   ----   ----     ---
                                                          $747    $355   $195   $165     $32
                                                          ====    ====   ====   ====     ===

Costs Incurred in Oil and Gas Acquisition, Exploration and Development
Activities

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2000     1999    1998
                                                              -------   -----   -----
                                                                   (IN MILLIONS)
Property acquisition costs
  Proved....................................................  $  130    $154    $129
  Unproved..................................................     136     152     133
Exploration costs...........................................     267     168     123
Development costs...........................................   1,029     593     540

Results of Operations for Exploration and Production Activities

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------   ------   ------
                                                                    (IN MILLIONS)
Revenues:
  Sales.....................................................  $  870    $ 451    $ 333
  Transfers.................................................     216      113      111
                                                              ------    -----    -----
  Total.....................................................   1,086      564      444
                                                              ------    -----    -----
Production costs............................................    (166)    (104)     (89)
Operating expenses..........................................     (75)     (51)     (44)
Depreciation, depletion and amortization....................    (388)    (233)    (204)
                                                              ------    -----    -----
                                                                 457      176      107
Income tax expense..........................................    (154)     (56)     (29)
                                                              ------    -----    -----
Results of operations for producing activities (excluding
  corporate overhead and interest costs)....................  $  303    $ 120    $  78
                                                              ======    =====    =====

     The average domestic amortization rate per Mcfe was $1.015 in 2000, $0.87 in 1999 and $0.89 in 1998.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

     Future cash inflows for the years ended December 31, 2000, 1999 and 1998 from the sale of proved reserves and estimated production and development costs as calculated by our engineers and reviewed by Huddleston & Co., Inc., our independent engineers, are discounted by 10% after they are reduced by our estimate for future income taxes. The calculations are based on year-end prices and costs, statutory tax rates and nonconventional fuel source tax credits that relate to existing proved oil and gas reserves in which we have mineral interests.

     The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by changes in both natural gas and crude oil prices, may be subject to material future revisions:

                                                                   YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------------
                                              2000                           1999                           1998
                                  ----------------------------   ----------------------------   ----------------------------
                                  NATURAL GAS    EXPLORATION     NATURAL GAS    EXPLORATION     NATURAL GAS    EXPLORATION
                                    SYSTEMS     AND PRODUCTION     SYSTEMS     AND PRODUCTION     SYSTEMS     AND PRODUCTION
                                  -----------   --------------   -----------   --------------   -----------   --------------
                                                                        (IN MILLIONS)
Future cash inflows.............     $ 474         $30,059          $229          $ 8,404          $256          $ 4,939
Future production and
  development costs.............      (110)         (5,974)          (74)          (2,768)          (79)          (1,909)
Future income tax expenses......      (116)         (7,677)          (49)          (1,299)          (57)            (584)
                                     -----         -------          ----          -------          ----          -------
Future net cash flows...........       248          16,408           106            4,337           120            2,446
10% annual discount for
  estimated timing of cash
  flows.........................       (89)         (7,063)          (41)          (1,556)          (51)            (865)
                                     -----         -------          ----          -------          ----          -------
Standardized measure of
  discounted future net cash
  flows.........................     $ 159         $ 9,345          $ 65          $ 2,781          $ 69          $ 1,581
                                     =====         =======          ====          =======          ====          =======

     Future net cash flows include approximately $486 million for 2000, $190 million for 1999 and $156 million for 1998 related to volumes dedicated to volumetric production payments that we sold to unaffiliated entities.

     Principal sources of change in the standardized measure of discounted future net cash flows during each year are:

                                                                   YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------------
                                              2000                           1999                           1998
                                  ----------------------------   ----------------------------   ----------------------------
                                  NATURAL GAS    EXPLORATION     NATURAL GAS    EXPLORATION     NATURAL GAS    EXPLORATION
                                    SYSTEMS     AND PRODUCTION     SYSTEMS     AND PRODUCTION     SYSTEMS     AND PRODUCTION
                                  -----------   --------------   -----------   --------------   -----------   --------------
                                                                        (IN MILLIONS)
Sales and transfers, net of
  production costs..............     $(52)         $(1,299)         $(36)          $ (474)         $(34)          $(338)
Net changes in prices and
  production costs..............      150            6,934            (6)             734             3            (334)
Extensions and discoveries......       --            3,589            --              634            --             430
Acquisitions....................       --            1,296            --              643            --             317
Sales of reserves in-place......       --              (14)           --              (33)           --             (21)
Development costs incurred
  during the period that reduced
  estimated future development
  costs.........................       --               89            --              102            --             115
Revisions of previous quantity
  estimates, timing and other...       34             (924)           28             (235)            6            (322)
Accretion of discount...........        4              196             7              136             8             141
Net change in income taxes......      (42)          (3,303)            3             (307)            6             168
                                     ----          -------          ----           ------          ----           -----
Net change......................     $ 94          $ 6,564          $ (4)          $1,200          $(11)          $ 156
                                     ====          =======          ====           ======          ====           =====

     None of the amounts include any value for natural gas systems storage gas and liquids volumes, which was approximately 39 Bcf for CIG, 107 Bcf for ANR, 54 Bcf for Mid Michigan Gas Storage Company and 237 MBbls of liquids for CIG at the end of 2000.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
El Paso CGP Company
Houston, Texas

     We have audited the accompanying consolidated balance sheets of El Paso CGP Company (formerly The Coastal Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of El Paso CGP Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 19, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Management;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

          1. Financial statements.

             The following consolidated financial statements of El Paso CGP are included in Part II, Item 8 on this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Income...........................    27
Consolidated Balance Sheets.................................    28
Consolidated Statements of Cash Flows.......................    29
Consolidated Statements of Stockholders' Equity.............    30
Notes to Consolidated Financial Statements..................    31
Independent Auditors' Report................................    57

          2. Financial statement schedules and supplementary information required to be submitted.

                                                               PAGE
                                                               ----
Schedule II  -- Valuation and Qualifying Accounts...........    61

     Schedules other than those listed above are omitted because they are not applicable.

          3. Exhibits.

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
           *3.A          -- Amended and Restated Certificate of Incorporation of El
                            Paso CGP Company as filed with the Delaware Secretary of
                            State on January 31, 2001.
           *3.B          -- By-Laws of El Paso CGP Company dated January 29, 2001.
           10.A          -- Replacement Pension Plan, effective as of November 1,
                            1987 (Exhibit 10.6 to El Paso CGP's 1987 Form 10-K).
           10.B          -- Pension Plan for Employees restated as of January 1,
                            1989, First Amendment dated July 27, 1992, Second
                            Amendment dated December 9, 1992, Third Amendment dated
                            October 29, 1993 (Exhibit 10.16 to El Paso CGP's 1993
                            Form 10-K); Fourth Amendment dated May 20, 1994, Fifth
                            Amendment dated August 17, 1994, Sixth Amendment dated
                            August 30, 1994, Seventh Amendment dated October 30,
                            1995, Eighth Amendment dated December 29, 1995 and Ninth
                            Amendment dated December 29, 1995 (Exhibit 10.14 to El
                            Paso CGP's 1995 Form 10-K); Tenth Amendment dated March
                            25, 1996 (Exhibit 10.15 to El Paso CGP's Form 10-Q for
                            the period ended March 31, 1996); Eleventh Amendment
                            dated December 6, 1996 (Exhibit 10.17 to El Paso CGP's
                            1996 Form 10-K); Twelfth Amendment dated August 29, 1996
                            and the Thirteenth Amendment dated September 16, 1996
                            (Exhibit 10.16 to El Paso CGP's Form 10-Q for the period
                            ended September 30, 1996); Fourteenth Amendment dated
                            December 31, 1997 (Exhibit 10.18 to El Paso CGP's 1997
                            Form 10-K).
          *10.C          -- Fifteenth Amendment dated September 29, 2000 to the
                            Pension Plan restated as of January 1, 1989.
          +10.D          -- Form of Employment Agreement between El Paso CGP and Gene
                            T. Waguespack, dated January 17, 2000 (Exhibit 10.21 to
                            El Paso CGP's 1999 Form 10-K); Form of Employment
                            Agreement between El Paso CGP and each of Rodney D.
                            Erskine, Dan J. Hill, and Thomas M. Wade, dated January
                            17, 2000 (Exhibit 10.22 to El Paso CGP's 1999 Form 10-K).
          +10.E          -- Agreement for Consulting Services between El Paso CGP and
                            Oscar S. Wyatt, Jr. dated August 1, 1997 (Exhibit 10.19
                            to El Paso CGP's 1997 Form 10-K).
          *10.F          -- $2,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 2, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders.
          *10.G          -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
          *10.H          -- Joinder Agreement dated February 5, 2001 made by El Paso
                            CGP Company to the $2,000,000,000 364-Day Revolving
                            Credit and CAF Advance Facility Agreement and the
                            $1,000,000,000 3-Year Revolving Credit and CAF Advance
                            Facility Agreement by and among El Paso, EPNG, TGP, the
                            several banks and other financial institutions from time
                            to time parties to the Agreement, The Chase Manhattan
                            Bank, as Administrative Agent and CAF Advance Agent,
                            Citibank, N.A. and ABN Amro, N.V. as Co-Documentation
                            Agents, and Bank of America, N.A. as syndication agent
                            for the Lenders.
          *23.1          -- Independent Auditors' Consent
          *23.2          -- Consent of Huddleston & Co., Inc.

     (b) Reports on Form 8-K:

          We filed a Current Report on Form 8-K dated February 2, 2001, announcing that we became a direct subsidiary of El Paso Corporation as a result of our merger with a wholly owned subsidiary of El Paso Corporation on January 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso CGP Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March 2001.

                                        EL PASO CGP COMPANY
                                        (Registrant)

                                        By:         /s/  WILLIAM A. WISE
                                           -------------------------------------
                                                      William A. Wise
                                           Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso CGP Company and in the capacities and on the dates indicated:

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

              By: /s/ WILLIAM A. WISE                Chairman of the Board, President,  March 23, 2001
  ----------------------------------------------       Chief Executive Officer and
                 (William A. Wise)                     Director

              By: /s/ H. BRENT AUSTIN                Executive Vice President, Chief    March 23, 2001
  ----------------------------------------------       Financial Officer and Director
                 (H. Brent Austin)

             By: /s/ JEFFREY I. BEASON               Senior Vice President and          March 23, 2001
  ----------------------------------------------       Controller (Chief Accounting
                (Jeffrey I. Beason)                    Officer)

                                  SCHEDULE II

                      EL PASO CGP COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                                               CHARGED TO
                                                  BALANCE AT   COSTS AND                      BALANCE
                                                  BEGINNING     EXPENSES                      AT END
                  DESCRIPTION                     OF PERIOD    AND OTHER    DEDUCTIONS       OF PERIOD
                  -----------                     ----------   ----------   ----------       ---------
2000
Allowance for doubtful accounts.................     $17          $ 3          $(9)(1)          $11
Allowance for price risk management
  activities....................................      --           17(2)        --               17
1999
Allowance for doubtful accounts.................     $16          $ 4          $(3)(1)          $17
1998
Allowance for doubtful accounts.................     $17          $ 4          $(5)(1)          $16

---------------

(1) Primarily accounts written off.

(2) Includes beginning balance of $16 million at October 1, 2000 for Coastal Merchant Energy.

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
           *3.A          -- Amended and Restated Certificate of Incorporation of El
                            Paso CGP Company as filed with the Delaware Secretary of
                            State on January 31, 2001.
           *3.B          -- By-Laws of El Paso CGP Company dated January 29, 2001.
           10.A          -- Replacement Pension Plan, effective as of November 1,
                            1987 (Exhibit 10.6 to El Paso CGP's 1987 Form 10-K).
           10.B          -- Pension Plan for Employees restated as of January 1,
                            1989, First Amendment dated July 27, 1992, Second
                            Amendment dated December 9, 1992, Third Amendment dated
                            October 29, 1993 (Exhibit 10.16 to El Paso CGP's 1993
                            Form 10-K); Fourth Amendment dated May 20, 1994, Fifth
                            Amendment dated August 17, 1994, Sixth Amendment dated
                            August 30, 1994, Seventh Amendment dated October 30,
                            1995, Eighth Amendment dated December 29, 1995 and Ninth
                            Amendment dated December 29, 1995 (Exhibit 10.14 to El
                            Paso CGP's 1995 Form 10-K); Tenth Amendment dated March
                            25, 1996 (Exhibit 10.15 to El Paso CGP's Form 10-Q for
                            the period ended March 31, 1996); Eleventh Amendment
                            dated December 6, 1996 (Exhibit 10.17 to El Paso CGP's
                            1996 Form 10-K); Twelfth Amendment dated August 29, 1996
                            and the Thirteenth Amendment dated September 16, 1996
                            (Exhibit 10.16 to El Paso CGP's Form 10-Q for the period
                            ended September 30, 1996); Fourteenth Amendment dated
                            December 31, 1997 (Exhibit 10.18 to El Paso CGP's 1997
                            Form 10-K).
          *10.C          -- Fifteenth Amendment dated September 29, 2000 to the
                            Pension Plan restated as of January 1, 1989.
          +10.D          -- Form of Employment Agreement between El Paso CGP and Gene
                            T. Waguespack, dated January 17, 2000 (Exhibit 10.21 to
                            El Paso CGP's 1999 Form 10-K); Form of Employment
                            Agreement between El Paso CGP and each of Rodney D.
                            Erskine, Dan J. Hill, and Thomas M. Wade, dated January
                            17, 2000 (Exhibit 10.22 to El Paso CGP's 1999 Form 10-K).
          +10.E          -- Agreement for Consulting Services between El Paso CGP and
                            Oscar S. Wyatt, Jr. dated August 1, 1997 (Exhibit 10.19
                            to El Paso CGP's 1997 Form 10-K).
           10.F          -- $2,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 2, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders.
          *10.G          -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
          *10.H          -- Joinder Agreement dated February 5, 2001 made by El Paso
                            CGP Company to the $2,000,000,000 364-Day Revolving
                            Credit and CAF Advance Facility Agreement and the
                            $1,000,000,000 3-Year Revolving Credit and CAF Advance
                            Facility Agreement by and among El Paso, EPNG, TGP, the
                            several banks and other financial institutions from time
                            to time parties to the Agreement, The Chase Manhattan
                            Bank, as Administrative Agent and CAF Advance Agent,
                            Citibank, N.A. and ABN Amro, N.V. as Co-Documentation
                            Agents, and Bank of America, N.A. as syndication agent
                            for the Lenders.
          *23.1          -- Independent Auditors' Consent
          *23.2          -- Consent of Huddleston & Co., Inc.