Form 10-Q
period 2001-03-31
EL PASO CGP CO
filed 2001-05-15
CIK 21267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-7176

                             ---------------------

                              EL PASO CGP COMPANY
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

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $1.00 per share. Shares outstanding on May 4, 2001:
1,000

     EL PASO CGP COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
Operating revenues..........................................  $7,862    $5,940
                                                              ------    ------
Operating expenses
  Cost of natural gas and other products....................   6,781     5,126
  Operation and maintenance.................................     382       352
  Merger-related costs and asset impairment charges.........     767         4
  Depreciation, depletion, and amortization.................     164       148
  Taxes, other than income taxes............................      68        35
                                                              ------    ------
                                                               8,162     5,665
                                                              ------    ------
Operating income (loss).....................................    (300)      275
                                                              ------    ------
Other income
  Earnings from unconsolidated affiliates...................      61        64
  Other, net................................................      12        36
                                                              ------    ------
                                                                  73       100
                                                              ------    ------
Income (loss) before interest, income taxes, and other
  charges...................................................    (227)      375
                                                              ------    ------
Interest and debt expense...................................     128       112
Minority interest...........................................      14        14
Income tax expense (benefit)................................     (32)       75
                                                              ------    ------
                                                                 110       201
                                                              ------    ------
Income (loss) before extraordinary items....................    (337)      174
Extraordinary items, net of income taxes....................     (10)       --
                                                              ------    ------
Net income (loss)...........................................  $ (347)   $  174
                                                              ======    ======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   243      $    53
  Accounts and notes receivable, net........................     3,202        3,056
  Inventory.................................................     1,045        1,203
  Assets from price risk management activities..............         2          544
  Other.....................................................       527          223
                                                               -------      -------
          Total current assets..............................     5,019        5,079
                                                               -------      -------
Property, plant, and equipment, net.........................    10,742       10,603
                                                               -------      -------
Other assets
  Intangible assets.........................................       455          464
  Investments in unconsolidated affiliates..................     1,620        1,596
  Assets from price risk management activities..............       153          138
  Other.....................................................     1,046          989
                                                               -------      -------
                                                                 3,274        3,187
                                                               -------      -------
          Total assets......................................   $19,035      $18,869
                                                               =======      =======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable................................   $ 4,711      $ 3,369
  Short-term borrowings (including current maturities of
     long-term debt)........................................        22          945
  Liabilities from price risk management activities.........       255          546
  Other.....................................................       331          348
                                                               -------      -------
          Total current liabilities.........................     5,319        5,208
                                                               -------      -------
Long-term debt, less current maturities.....................     5,241        5,296
                                                               -------      -------
Deferred credits and other
  Deferred income taxes.....................................     1,896        1,957
  Liabilities from price risk management activities.........        --          113
  Other.....................................................     1,515          994
                                                               -------      -------
                                                                 3,411        3,064
                                                               -------      -------
Commitments and contingencies
Securities of subsidiaries
  Company-obligated preferred securities of consolidated
     trusts.................................................       300          300
  Minority interests........................................       456          451
                                                               -------      -------
                                                                   756          751
                                                               -------      -------
Stockholder's equity
  Cumulative preferred stock, no shares outstanding in 2001;
     with aggregate liquidation preference of $7.3 million
     at December 31, 2000...................................        --           --
  Class A common stock, no shares outstanding in 2001; par
     value 33 1/3c, 311,377 shares issued in 2000...........        --           --
  Common stock, par value $1 per share, 1,000 shares
     authorized and issued in 2001; par value 33 1/3c per
     share, 219,604,836 shares issued in 2000...............        --           73
  Additional paid-in capital................................     1,264        1,044
  Retained earnings.........................................     3,227        3,573
  Accumulated other comprehensive income....................      (183)          (8)
  Treasury stock (at cost) no shares in 2001 and 4,394,651
     shares in 2000.........................................        --         (132)
                                                               -------      -------
          Total stockholder's equity........................     4,308        4,550
                                                               -------      -------
          Total liabilities and stockholder's equity........   $19,035      $18,869
                                                               =======      =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Cash flows from operating activities
  Net income (loss).........................................  $(347)   $ 174
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion, and amortization..............    164      148
     Deferred income tax expense (benefit)..................    (17)      42
     Extraordinary items....................................     11       --
     Undistributed earnings of unconsolidated affiliates....    (45)     (17)
     Non-cash portion of merger-related costs and asset
      impairment charges....................................    666       --
     Other..................................................      2       --
  Working capital changes, net of non-cash transactions.....   (116)     (68)
  Other.....................................................    223       (5)
                                                              -----    -----
          Net cash provided by operating activities.........    541      274
                                                              -----    -----
Cash flow from investing activities
  Purchases of property, plant, and equipment...............   (410)    (545)
  Net proceeds from the sale of assets......................    147        1
  Additions to investments..................................    (76)    (103)
  Proceeds from the sale of investments.....................      2      100
  Repayment of notes receivable from unconsolidated
     affiliates.............................................     77       --
  Other.....................................................     --        1
                                                              -----    -----
          Net cash used in investing activities.............   (260)    (546)
                                                              -----    -----
Cash flow from financing activities
  Net borrowings (repayments) of commercial paper and
     short-term notes.......................................   (798)     212
  Issuances of common stock.................................      2        1
  Net proceeds from the issuance of long-term debt..........      2      434
  Payments to retire long-term debt.........................   (238)    (348)
  Dividends paid............................................    (13)     (13)
  Decrease in notes payable to unconsolidated affiliates....   (150)      --
  Net change in affiliated advances payable.................  1,104       --
                                                              -----    -----
          Net cash provided by (used in) financing
           activities.......................................    (91)     286
                                                              -----    -----
Increase in cash and cash equivalents.......................    190       14
Cash and cash equivalents
  Beginning of period.......................................     53       44
                                                              -----    -----
  End of period.............................................  $ 243    $  58
                                                              =====    =====

                            See accompanying notes.

                              EL PASO CGP COMPANY

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                              COMPREHENSIVE    COMPREHENSIVE
                                                              INCOME (LOSS)    INCOME (LOSS)
                                                              -------------    -------------
                                                              2001     2000    2001     2000
                                                              -----    ----    -----    ----
Net income (loss) for the quarters ended March 31...........  $(347)   $174
Other comprehensive income (loss)
  Beginning balances as of December 31, 2000 and 1999.......                   $  (8)   $--
     Foreign currency translation adjustments...............     (6)     (6)      (6)    (6)
     Unrealized net gains (losses) from cash flow hedging
      activity
       Cumulative-effect transition adjustment (net of tax
        of $248 million)....................................   (459)     --     (459)    --
       Reclassification of initial cumulative-effect
        transition adjustment at original value (net of tax
        of $149 million)....................................    276      --      276     --
       Additional reclassification adjustments for changes
        in initial value to settlement date (net of tax of
        $52 million)........................................    (96)     --      (96)    --
       Unrealized mark-to-market gains (losses) arising
        during period (net of tax of $62 million)...........    110      --      110     --
                                                              -----    ----    -----    ---
Balance as of and for periods ended March 31................  $(522)   $168    $(183)   $(6)
                                                              =====    ====    =====    ===

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements at March 31, 2001, and for the quarters ended March 31, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related charges described below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

  Accounting for Price Risk Management Activities

     Our business activities expose us to a variety of risks, including commodity price risk, interest rate risk, and foreign currency risk. Our corporate risk management group identifies risks associated with our businesses and determines which risks we want to manage and which types of instruments we should use to manage those risks.

     With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, we now record all derivative instruments on the balance sheet at their fair value. These instruments consist of two types, those derivatives entered into and held to mitigate, or hedge a particular risk, and those that are entered into and held for purposes other than risk mitigation, such as those in our trading activities. Those instruments that do not qualify as hedges are recorded at their fair value with changes in fair value reported in current period earnings. For those instruments entered into to hedge risk, and which qualify as hedges under the provisions of SFAS No. 133, the appropriate accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as:

     - hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment
      (fair value hedges);

     - hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedges);

     - foreign currency fair value or cash flow hedges (foreign currency hedges); or

     - hedges of a net investment in a foreign operation (net investment hedges).

     In addition to its designation, a hedge must be effective. To be effective, the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. If it is determined that the hedge is no longer effective, hedge accounting is discontinued prospectively. Hedge accounting is also discontinued when:

     - the derivative instrument expires or is sold, terminated, or exercised;

     - it is no longer possible that the forecasted transaction will occur;

     - the hedged firm commitment no longer meets the definition of a firm commitment; or

     - management determines that the designation of the derivative instrument as a hedge is no longer appropriate.

     At the time we enter into a hedge, we formally document relationships between the hedging instrument and the hedged item. This documentation includes:

     - the nature of the risk being hedged;

     - our risk management objectives and strategies for undertaking the hedging activity;

     - a description of the hedged item and the derivative instrument used to hedge the item;

     - a description of how effectiveness is tested at the inception of the hedge; and

     - how effectiveness will be tested on an ongoing basis.

     When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, any further changes in its fair value are recognized in current period earnings. Accounting for the item that was being hedged differs depending on how the hedge was originally designated. Our accounting for derivative instruments that qualify as hedges is discussed below:

                                                             IMPACT OF THE DISCONTINUATION OF HEDGE
TYPE OF HEDGE                 ACCOUNTING TREATMENT              ACCOUNTING ON ITEM BEING HEDGED
-------------                 --------------------           --------------------------------------
Fair value             Changes in the fair value of a        When hedge accounting is discontinued,
                       derivative that is designated as a    the hedged asset or liability is no
                       fair value hedge and changes in the   longer adjusted for changes in fair
                       fair value of the related asset or    value. When hedge accounting is
                       liability attributable to the         discontinued because the hedged item
                       hedged risk are recorded in current   no longer meets the definition of a
                       period earnings, generally as a       firm commitment, any asset or
                       component of revenue in the case of   liability that was recorded related to
                       a sale or as a component of the       the firm commitment is removed from
                       cost of products in the case of a     the balance sheet and recognized in
                       purchase.                             current period earnings.
Cash flow              Changes in the fair value of a        When hedge accounting is discontinued
                       derivative designated as a cash       because it is unlikely that the
                       flow hedge are recorded in other      forecasted transaction will occur,
                       comprehensive income for the          gains or losses that were accumulated
                       portion of the change in value of     in other comprehensive income related
                       the derivative that is effective.     to the forecasted transaction will be
                       The ineffective portion of the        recognized immediately in earnings.
                       derivative is recorded in earnings    When a cash flow hedge is
                       in the current period.                de-designated, but the forecasted
                       Classification in the income          transaction is still probable, the
                       statement of the ineffective          accumulated amounts remain in other
                       portion is based on the income        comprehensive income until the
                       classification of the item being      forecasted transaction occurs. At that
                       hedged.                               time, the accumulated amounts are
                                                             recognized in earnings.
Foreign currency       Changes in the fair value of a        If hedge accounting is discontinued,
                       derivative designated as a foreign    accounting for the hedged item depends
                       currency hedge are recorded in        on whether the hedge is a fair value
                       current period earnings if it         hedge or a cash flow hedge, and
                       qualifies as a fair value hedge or    follows the accounting discussed
                       in other comprehensive income if it   above.
                       qualifies as a cash flow hedge.

     Because our business activities encompass all aspects of the wholesale energy marketplace, including the production, gathering, processing, treating, transmission, refining, and the purchase and sale of highly liquid energy commodities, our normal business contracts may qualify as derivative instruments under the provisions of SFAS No. 133. As a result, we evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify, we may document those contracts as normal purchases and normal sales and exclude them from SFAS No. 133 treatment. We also evaluate our contracts for "embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the host contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract as derivatives, with changes in their fair value recorded in current period earnings.

2. MERGERS

     In January 2001, we became a wholly owned subsidiary of El Paso Corporation through our merger with a wholly owned El Paso subsidiary. In the merger, holders of our common stock and Class A common stock received 1.23 shares of El Paso common stock on a tax-free basis for each outstanding common share; holders of our Series A and Series B convertible preferred stock received 9.133 shares of El Paso common stock on a tax-free basis for each outstanding convertible share; and holders of our Series C convertible preferred stock received 17.98 shares of El Paso common stock on a tax-free basis for each outstanding convertible preferred share. In addition, holders of our outstanding stock options received shares of El Paso common stock based on the fair value of these options on the date of the merger. As a result of the merger, El Paso owns 100 percent of our common equity.

     Under a Federal Trade Commission (FTC) order, as a result of our merger with El Paso, we sold our Gulfstream pipeline project, our 50 percent interest in the Stingray pipeline system, and our investment in the Empire pipeline system during the first quarter of 2001. Net proceeds from these sales were approximately $144 million and we recognized an extraordinary net loss of approximately $10 million, net of tax benefits of approximately $1 million. In April 2001, we sold our 50 percent interest in the U-T Offshore pipeline system, and in May 2001, we sold our interest in the Iroquois pipeline system. Net proceeds from these sales were approximately $42 million and we will recognize an extraordinary gain of approximately $2 million, net of income taxes of approximately $3 million, in the second quarter of 2001.

     We do not anticipate the impact from these sales to be material to our ongoing financial position, operating results, or cash flows.

3. MERGER-RELATED COSTS AND ASSET IMPAIRMENT CHARGES

     During the quarters ended March 31, 2001 and 2000, we incurred merger-related costs associated with our merger with El Paso. These costs included the following for the quarters ended March 31:

                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Employee severance, retention, and transition costs.........  $578     $--
Merger-related asset impairments............................   177      --
Transaction and other costs.................................    12       4
                                                              ----     ---
                                                              $767     $ 4
                                                              ====     ===

     On January 30, 2001, we completed an employee restructuring across all of our operating segments, which resulted in the reduction of approximately 3,200 full time positions through a combination of early retirements and terminations. In connection with the restructuring, we incurred employee severance, retention, and transition costs. Severance costs include direct payments to severed employees as well as pension and post-retirement benefits settled and curtailed under existing benefit plans. Retention charges include payments to employees who were retained following the merger and payments to employees to satisfy contractual obligations. Transition costs relate to costs to relocate employees and costs for severed and retired employees arising after their severance date to transition their jobs into the ongoing workforce. The amount of employee severance, retention, and transition costs paid and charged against the accrued amount in the quarter ended March 31, 2001, was approximately $551 million. The remainder of these charges are expected to be paid by the end of 2001.

     Also included in employee severance, retention, and transition costs was a charge of $278 million resulting from the issuance of approximately 4 million shares of El Paso common stock in exchange for the fair value of our employees' stock options.

     Merger-related asset impairments relate to write-offs or write-downs of capitalized costs for duplicate systems, redundant facilities and assets whose value was impaired as a result of decisions on the strategic direction of our combined operations following our merger. These charges occurred primarily in our Merchant Energy segment and most of these assets continue to be held for use.

     Transaction costs include investment banking, legal, accounting, consulting, and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete our merger.

4. ACCOUNTING FOR HEDGING ACTIVITIES

     On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities. In accordance with the transition provisions of the statement, we recorded a cumulative-effect adjustment of $459 million, net of income taxes, in accumulated other comprehensive income in stockholder's equity to recognize the fair value of all derivatives that we have designated as cash flow hedging instruments. The majority of the initial charge related to hedging forecasted sales of natural gas for 2001 and 2002. During the quarter ended March 31, 2001, $276 million, net of income taxes, of this initial transition adjustment was reclassified to earnings as a result of hedged sales and purchases during the period and an additional $179 million of this adjustment will be reclassified by the end of 2001. A discussion of our hedging activities is as follows:

     Fair Value Hedges. We have crude oil and refined products inventories that change in value daily due to changes in the commodity markets. We use futures and swaps to protect the value of these inventories. For the quarter ended March 31, 2001, the financial statement impact of our hedges of the fair value of these inventories was immaterial.

     Cash Flow Hedges. A majority of our commodity sales and purchases are at spot market or forward market prices. In order to reduce volatility of earnings and cash flows, we use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities. As of March 31, 2001, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $169 million, net of income taxes. Of this amount, we estimate that $163 million will be reclassified from accumulated other comprehensive income over the next 12 months. Reclassifications occur upon physical delivery of the hedged commodity and the corresponding expiration of the hedge. The maximum term of our cash flow hedges is 2 years; however, most of our cash flow hedges expire within the next 12 months. For the quarter ended March 31, 2001, all cash flow hedges were 100 percent effective.

     Our other comprehensive income also includes our proportionate share of amounts recorded in other comprehensive income by our unconsolidated affiliates that use derivatives as cash flow hedges.

5. INVENTORY

     Our inventory consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Refined products, crude oil, and chemicals..................   $  836        $1,011
Coal, materials and supplies, and other.....................      173           156
Natural gas in storage......................................       36            36
                                                               ------        ------
          Total.............................................   $1,045        $1,203
                                                               ======        ======

6. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Property, plant, and equipment, at cost
  Pipelines.................................................   $ 6,179      $ 6,092
  Natural gas and oil properties -- at full cost............     5,648        5,100
  Refining, crude oil, and chemical facilities..............     2,384        2,338
  Power facilities..........................................       224          237
  Gathering and processing systems..........................       345          340
  Other.....................................................       643          744
                                                               -------      -------
                                                                15,423       14,851
Less accumulated depreciation, depletion, and
  amortization..............................................     4,681        4,248
                                                               -------      -------
Total property, plant, and equipment, net...................   $10,742      $10,603
                                                               =======      =======

7. DEBT AND OTHER CREDIT FACILITIES

     At December 31, 2000, our weighted average interest rate on short-term borrowings was 7.15%. We had the following short-term borrowings, including current maturities of long-term debt:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                    (IN MILLIONS)
Commercial paper............................................     $--           $455
Notes payable...............................................      --            343
Current maturities of long-term debt........................      22            147
                                                                 ---           ----
                                                                 $22           $945
                                                                 ===           ====

  Other Financing Arrangements

     In January 2001, we completed the merger with El Paso. We terminated approximately $1.5 billion in revolving credit facilities and became a designated borrower under El Paso's 364-day revolving credit and competitive advance facility and El Paso's 3-year revolving credit and competitive advance facility. The interest rate for these facilities varies and was LIBOR plus 50 basis points on March 31, 2001. No amounts were outstanding under these facilities as of March 31, 2001.

     In February 2001, we retired approximately $84 million aggregate principal amount 10.0% notes.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In May 1999, we were named as defendants in a suit filed in the 319th Judicial District Court, Nueces County, Texas by an individual employed by one of our contractors (Rolando Lopez and Rosanna Barton v. Coastal Refining & Marketing, Inc. and The Coastal Corporation). The suit sought damages for injuries sustained at the time of an explosion at one of our refining plants, and was settled in August 2000 for a total payment of $7 million, of which $5 million was covered by insurance. Three of our refinery employees intervened in the suit and sought damages for injuries sustained in the explosion. Those claims were tried in August 2000, resulting in a $122 million verdict, which is also covered by insurance and which is being appealed by the insurance carrier.

     In 1997, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming).

     A number of our subsidiaries were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to the Kansas State Court for further proceedings.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2001, we had a reserve of approximately $26 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $141 million in the aggregate for the years 2002 through 2006. These expenditures primarily relate to compliance with air regulations and control of water discharges.

     From March to October 2000, our Eagle Point Oil Company received several Administrative Order Notices of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection. All of the assessments are related to similar alleged noncompliances with the New Jersey Air Pollution Control Act pertaining to occurrences of air pollution from the second quarter 1998 through the third quarter 2000 by Eagle Point's refinery in Westville, New Jersey. The New Jersey Department of

Environmental Protection has assessed penalties totaling approximately $1 million for these alleged violations. Eagle Point has requested an administrative hearing on all issues raised by the assessments and, concurrently, is in negotiations to settle these assessments.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 25 active sites under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2001, we have estimated our share of the remediation costs at these sites to be approximately $5 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

     Additionally, several of our subsidiaries have been named as PRPs in four state sites. In Florida, the Florida Department of Environmental Protection has demanded reimbursement of its costs, which total approximately $0.3 million, and suitable remediation, with approximately $0.1 million potentially attributable to our subsidiary's activities. In North Carolina, the North Carolina Department of Health, Environmental and Natural Resources has estimated the total cleanup costs to be approximately $50 million. In Texas, the Texas Natural Resource Conservation Commission has estimated the total cleanup costs to be approximately $2 million. In Utah, a remediation plan has been submitted to the Utah Department of Environmental Quality for approval, with current estimated cleanup costs of approximately $1.2 million attributable to our subsidiary's activities. At all of the four state sites, we believe our subsidiaries' activities were de minimis. With respect to the Texas site, we have entered into a joint defense agreement with the other PRPs for the payment of $20,000 as a de minimis settlement.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

  Regulatory Matters

     Several regulatory issues remain unresolved among Colorado Interstate Gas Company, ANR Pipeline Company, ANR Storage and Wyoming Interstate, their customers, their suppliers and the Federal Energy Regulatory Commission (FERC). We have made provisions which represent management's assessment of the ultimate resolution of these issues. While we cannot predict with certainty the final outcome or the timing of the resolution of all of our regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, operating results, or cash flows.

9. SEGMENT INFORMATION

     We segregate our business activities into four distinct operating segments:
Pipelines, Merchant Energy, Production, and Field Services.

     These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest expense and income taxes (EBIT). At the beginning of 2001, we aligned our segments to conform with El Paso's segments. All periods presented have been restated for these changes. Following are our results as of and for the periods ended March 31:

                                                                  2001
                                    -----------------------------------------------------------------
                                                MERCHANT                 FIELD
                                    PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                    ---------   --------   ----------   --------   --------   -------
                                                              (IN MILLIONS)
Revenues from external
  customers.......................   $  311      $6,616      $  436       $322      $ 177     $ 7,862
Intersegment revenues.............       13         187         (12)        31       (219)         --
Merger-related costs and asset
  impairment charges..............       79         136          61          1        490         767
Operating income (loss)...........       61         (21)        149         24       (513)       (300)
EBIT..............................       90          27         147         24       (515)       (227)
Segment assets....................    5,138       6,151       5,585        511      1,650      19,035

                                                                  2000
                                    -----------------------------------------------------------------
                                                MERCHANT                 FIELD
                                    PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                    ---------   --------   ----------   --------   --------   -------
                                                              (IN MILLIONS)
Revenues from external
  customers.......................   $  270      $5,057      $  229       $109      $  275    $ 5,940
Intersegment revenue..............       22         163          12          7        (204)        --
Merger-related costs and asset
  impairment charges..............       --          --          --         --           4          4
Operating income (loss)...........      137          22         102         23          (9)       275
EBIT..............................      166          68          99         31          11        375
Segment assets....................    5,165       5,470       3,332        445       1,228     15,640

---------------
(1) Includes Corporate and eliminations as well as retail operations.

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Operating results data
  Revenues and other income.................................  $243    $979
  Costs and expenses........................................   169     903
  Income from continuing operations.........................    74      76
  Net income................................................    61      64

11. TRANSACTIONS WITH RELATED PARTIES

     After our merger, we participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. El Paso had advanced us $736 million as of March 31, 2001, at a market rate of interest which was 5.58% at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

  Merger with El Paso

     In January 2001, we merged with El Paso. El Paso accounted for the merger as a pooling of interests and converted each share of our common stock and Class A common stock on a tax-free basis into 1.23 shares of El Paso common stock. El Paso also exchanged our outstanding convertible preferred stock with its common stock on the same basis as if the preferred stock had been converted into our common stock immediately prior to the merger. El Paso issued a total of approximately 271 million shares, including 4 million shares issued to holders of our stock options.

  Merger-Related Costs and Asset Impairment Charges

     During the quarters ended March 31, 2001 and 2000, we incurred, and will continue to incur throughout the remainder of 2001, charges that had and will have a significant impact on our results of operations, financial position, and cash flows. These costs included employee severance, retention, and transition charges; write-offs and write-downs of assets; charges to relocate assets and employees; contract termination charges; and other charges. The table below provides a summary of our merger-related costs and asset impairment charges by each of our business segments, and in total, for each of the quarters ended March 31:

                                                              2001      2000
                                                              ----      ----
                                                              (IN MILLIONS)
Merger-related costs and asset impairment charges
  Pipelines.................................................  $ 79      $--
  Merchant Energy...........................................   136       --
  Production................................................    61       --
  Field Services............................................     1       --
                                                              ----      ---
     Segment total..........................................   277       --
  Corporate and other.......................................   490        4
                                                              ----      ---
     Consolidated total.....................................  $767      $ 4
                                                              ====      ===

---------------

(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

/d     =    per day                                          MBbls  =    thousand barrels
Bbl    =    barrel                                           MMBtu  =    million British thermal units
BBtu   =    billion British thermal units                    Mcf    =    thousand cubic feet
BBtue  =    billion British thermal unit equivalents         MTons  =    million tons
Bcf    =    billion cubic feet                               MMWh   =    thousand megawatt hours
Btu    =    British thermal unit

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at
14.73 pounds per square inch.

                             RESULTS OF OPERATIONS

     For the quarter ended March 31, 2001, we had a net loss of $347 million versus net income of $174 million for the quarter ended March 31, 2000. The 2001 loss was a result of merger-related costs and asset impairment charges totaling $767 million, or $491 million after taxes, related to our merger with El Paso. In addition, we recorded net extraordinary losses totaling $10 million, net of income taxes, as a result of FTC ordered sales of our Gulfstream pipeline project and our investments in the Stingray and Empire pipeline systems. During the first quarter of 2000, merger-related charges were $4 million, or $3 million, net of income taxes. Net income, excluding the effects of merger-related charges and extraordinary items, was $154 million in 2001 versus $177 million in 2000.

                                SEGMENT RESULTS

     Our business activities are segregated into four segments: Pipelines, Merchant Energy, Production, and Field Services. These segments are strategic business units that offer a variety of different energy products and services and each requires different technology and marketing strategies. These segments have been restated to reflect the manner in which we are currently operating them, and all prior period information has been restated to reflect this segment presentation. The results presented in this analysis are not necessarily indicative of the results that would have been achieved had the revised business segment structure been in place during those periods. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of sales) provides a more accurate and meaningful basis for analyzing operating results for our Field Services segment. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 9.

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2001       2000
                                                              -----      ----
                                                               (IN MILLIONS)
          EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Pipelines...................................................  $  90      $166
Merchant Energy.............................................     27        68
Production..................................................    147        99
Field Services..............................................     24        31
                                                              -----      ----
  Segment total.............................................    288       364
                                                              -----      ----
Corporate and other, net....................................   (515)       11
                                                              -----      ----
  Consolidated EBIT.........................................  $(227)     $375
                                                              =====      ====

PIPELINES

     Our Pipelines segment operates our interstate pipeline businesses. Each pipeline system operates under a separate tariff that governs its operations and rates. Operating results for our pipeline systems have generally been stable because the majority of the revenues are based on fixed demand charges. As a result, we expect changes in this aspect of our business to be primarily driven by regulatory actions and contractual events. Commodity or throughput-based revenues account for a smaller portion of our operating results. These revenues vary from period to period, and system to system, and are impacted by factors such as weather, operating efficiencies, competition from other pipelines, and fluctuations in natural gas prices. Results of operations of the Pipelines segment were as follows for the quarters ended March 31:

                                                              2001       2000
                                                              -----      -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $ 324      $ 292
Operating expenses..........................................   (263)      (155)
Other income................................................     29         29
                                                              -----      -----
  EBIT......................................................  $  90      $ 166
                                                              =====      =====

     Operating revenues for the quarter ended March 31, 2001, were $32 million higher than the same period in 2000. The increase was due to higher gas prices on excess fuel recoveries and at our Dakota gasification facility in the first quarter of 2001. Also contributing to the increase were higher revenues on our production operations resulting from higher gas prices in the first quarter of 2001. Partially offsetting the increase was the sale of base gas in the first quarter of 2000, the expiration of revenue sharing agreements prior to 2001, and revised estimates of gas revenues in the first quarter of 2000.

     Operating expenses for the quarter ended March 31, 2001, were $108 million higher than the same period in 2000. The increase was due to higher fuel costs resulting from higher gas prices and merger costs incurred for employee benefits and severance charges, both occurring in the first quarter of 2001.

MERCHANT ENERGY

     Merchant Energy is involved in a wide range of activities in the wholesale energy market place, including petroleum trading and risk management and asset ownership of power plants, refineries and chemical facilities. Each market served by Merchant Energy is highly competitive and is influenced directly or indirectly by energy market economics. Prior to October 2000, we conducted our marketing and trading activities through Engage Energy U.S., L.P. and Engage Canada, L.P., a joint venture between us and Westcoast Energy Inc., a Canadian natural gas company. During the fourth quarter of 2000, we terminated the Engage joint venture and commenced our own marketing and trading activities.

     Merchant Energy's trading and risk management activities provide energy trading and energy management solutions for its customers and affiliates involving such energy commodities as crude oil, refined products, chemicals, and coal. The segment maintains a substantial trading portfolio that manages its risk across multiple commodities and over seasonally fluctuating energy demands.

     Below are Merchant Energy's operating results and an analysis of those results for each of the quarters ended March 31:

                                                                2001        2000
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating and other revenues................................   $ 6,803     $ 5,220
Operating expenses..........................................    (6,824)     (5,198)
Other income................................................        48          46
                                                               -------     -------
  EBIT......................................................   $    27     $    68
                                                               =======     =======
Volumes
  Physical
     Natural Gas (BBtue/d)..................................     3,457          --
     Power (MMWh)...........................................       123          84
     Crude oil and refined products (MBbls).................   169,237     163,688
     Coal (MTons)...........................................     2,663       2,474

     For the quarter ended March 31, 2001, operating revenues were $1,583 million higher than the same period in 2000. The increase was the result of higher realized prices and volumes on refined products, particularly at our Aruba and Corpus Christi refineries, higher revenues on Engage's operations during January, prior to the transfer of these contracts to El Paso Merchant Energy in February 2001, and revenues from the ManChief power project that commenced operations in July 2000.

     In September 2000, we terminated our Engage joint venture with WestCoast Energy. In the transaction, we assumed the U.S. portion of Engage and WestCoast assumed the Canadian operations. As a result, we began consolidating these U.S. operations and conducting trading activities. In February 2001, we transferred these contracts, which included Engage's marketing contracts and other assets to El Paso Merchant Energy, an affiliate and subsidiary of El Paso in exchange for 22 percent of the shares of El Paso Merchant Energy, which had an estimated fair value of approximately $135 million.

     Operating expenses for the quarter ended March 31, 2001, were $1,626 million higher than the same period in 2000. The increase was primarily a result of increased merger-related costs and asset impairment charges associated with combining operations and implementing our combined strategy. We also incurred higher operating and feedstock costs as a result of higher production volumes and feedstock prices at our refineries, higher cost of gas purchased in our Engage operations, and higher operating expenses and depreciation associated with the ManChief power facility.

     In April of 2001, we had a fire at our Aruba refinery, which resulted in the temporary shut down of these facilities. While we have not determined the full financial impact of the shutdown, we believe that the ultimate impact, after considering insurance recoveries, will not be material to our operations.

PRODUCTION

     Production's operating results are driven by a variety of factors including its ability to locate and develop economic reserves, extract those reserves with minimal production costs, sell the products at attractive commodity prices, and operate at the lowest cost level possible.

     Production engages in hedging activities on its natural gas and oil production in order to stabilize cash flows and reduce the risk of downward commodity price movements on sales of its production. This is achieved through natural gas and oil swaps. We attempt to hedge approximately 75 percent of our anticipated current year production and approximately 50 percent of our anticipated succeeding year production. Production's hedged positions are closely monitored and evaluated in an effort to achieve its earnings objective and reduce the risks associated with spot-market price volatility. Below are the operating results and analysis of these results for the quarters ended March 31:

                                                                2001        2000
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                               VOLUMES AND PRICES)
Natural gas.................................................   $  365      $  201
Oil, condensate, and liquids................................       56          37
Other.......................................................        3           3
                                                               ------      ------
          Total operating revenues..........................      424         241
Operating expenses..........................................     (275)       (139)
Other loss..................................................       (2)         (3)
                                                               ------      ------
  EBIT......................................................   $  147      $   99
                                                               ======      ======
Volumes and prices
  Natural gas
     Volumes (Bcf)..........................................       91          79
                                                               ======      ======
     Average realized prices ($/Mcf)........................   $ 4.03      $ 2.51
                                                               ======      ======
  Oil, condensate, and liquids
     Volumes (MMBbls).......................................    1,914       1,519
                                                               ======      ======
     Average realized prices ($/Bbl)........................   $29.21      $24.02
                                                               ======      ======

     For the quarter ended March 31, 2001, operating revenues were $183 million higher than the same period in 2000. The increase was the combined result of higher production coupled with higher realized natural gas and oil prices. Natural gas production volumes rose during the first quarter of 2001 by 15 percent over 2000, and realized sales prices were 61 percent higher than the first quarter 2000. Oil, condensate, and liquids production volumes were 26 percent higher than the same period in 2000, with realized average prices increasing 22 percent.

     Operating expenses for the quarter ended March 31, 2001, were $136 million higher than the same period in 2000 as a result of merger-related charges during the first quarter of 2001 related to integrating our combined production operations, higher production costs due to increased oilfield services costs, higher costs under a production commitment with Alliance Pipeline which commenced operations in the fourth quarter of 2000, and higher production taxes in 2001 which are generally tied to natural gas and oil prices. Also contributing to the increase was higher depreciation, depletion, and amortization expense in 2001 as a result of the increased production volumes and capitalized costs in the full cost pool.

FIELD SERVICES

     Field Services provides a variety of services for the midstream component of our operations, including gathering and treating of natural gas, processing and fractionation of natural gas, natural gas liquids and natural gas derivative products, such as ethane, propane, and butane.

     Our gathering and treating operations earn margins substantially from fixed fee based services; however, some of these operations earn margins from commodity-based rates. Revenues for these commodity rate services are the product of the market price, usually related to the monthly natural gas price index, and the volume gathered.

     Processing and fractionation operations earn a margin based on fixed-fee contracts, percentage-of-proceeds contracts, and make-whole contracts. Percentage-of-proceeds contracts allow us to retain a percentage of the product as a fee for processing or fractionation service. Make-whole contracts allow us to retain the extracted liquid products and to return to the producer a Btu equivalent amount of natural gas. Under its percentage-of-proceeds contracts and make-whole contracts, Field Services may have more sensitivity to price changes during periods when natural gas and liquid prices are volatile.

     Field Services' operating results and an analysis of those results are as follows for the quarters ended March 31:

                                                               2001         2000
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                              VOLUMES AND PRICES)
Gathering, treating, and processing margin..................  $   40       $   54
Operating expenses..........................................     (16)         (31)
Other income................................................      --            8
                                                              ------       ------
  EBIT......................................................  $   24       $   31
                                                              ======       ======
Volume and prices
  Gathering and treating
     Volumes (BBtu/d).......................................     953        3,039
                                                              ======       ======
     Prices ($/MMBtu).......................................  $ 0.13       $ 0.17
                                                              ======       ======
  Processing
     Volumes (inlet BBtu/d).................................   1,955          992
                                                              ======       ======
     Prices ($/MMBtu).......................................  $ 0.14       $ 0.16
                                                              ======       ======

     Total gathering, treating, and processing margin for the quarter ended March 31, 2001, was $14 million lower than the same period in 2000. The decrease was a result of the rapid increase in natural gas prices during the quarter, relative to increases in natural gas liquids (NGL) prices. During periods of high natural gas prices, NGL prices can, and often do, exhibit a delayed pricing response. Furthermore, when natural gas prices reach extreme levels, pricing in the NGL market may, but often does not, exhibit a proportional pricing response. Both of these factors contributed to the reduced results in the quarter.

     Operating expenses for the quarter ended March 31, 2001, were $15 million lower than the same period in 2000. The decrease was a result of cost savings following the merger with El Paso during 2001, including lower payroll and employee costs.

     Other income for the quarter ended March 31, 2001, was $8 million lower than the same period in 2000. Lower equity earnings from our investments in the Aux Sable and Mobile Bay processing plants, as well as 2000 gains from the sale of assets all contributed to the decrease.

CORPORATE AND OTHER, NET

     Corporate and other, net for the first quarter ended March 31, 2001, were $526 million higher than in the same period in 2000. The increase was primarily a result of merger-related charges in connection with our January 2001 merger with El Paso. We will incur additional merger-related costs in 2001 as a result of this merger.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the first quarter ended March 31, 2001, was $16 million higher than the same period in 2000 primarily due to increased long-term borrowings for ongoing capital projects and operating requirements.

INCOME TAX EXPENSE

     Income tax benefit was $32 million for the quarter ended March 31, 2001, resulting in an effective tax rate of 9 percent. Our effective tax rate was different than the statutory rate of 35 percent primarily due to the following:

     - the non-deductible portion of merger-related costs and other tax adjustments to provide for revised estimated liabilities;

     - state income taxes; and

     - foreign income, not taxed in the U.S., but taxed at foreign rates.

     Income tax expense was $75 million for the quarter ended March 31, 2000, resulting in an effective tax rate of 30 percent. Our effective tax rate was different than the statutory tax rate of 35 percent primarily due to the following:

     - state income taxes and

     - foreign income, not taxed in the U.S., but taxed at foreign rates.

                         COMMITMENTS AND CONTINGENCIES

     See Part I, Financial Information, Note 8, which is incorporated by reference herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     As a result of transferring Engage's contracts to El Paso Merchant Energy, we no longer conduct unregulated natural gas and power marketing and trading activities and are no longer exposed to the market risk associated with these activities.

     Except as discussed above, there are no material changes in market risk from those reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See Part I, Financial Information, Note 8, which is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits.

     None.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and of our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

  b. Reports on Form 8-K

          We filed a Current Report on Form 8-K dated February 2, 2001, announcing that we became a direct subsidiary of El Paso Corporation as a result of our merger with a wholly owned subsidiary of El Paso Corporation on January 29, 2001 and changed our name.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO CGP COMPANY

Date: May 14, 2001                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 14, 2001                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)