Form 10-Q
period 2001-06-30
EL PASO CGP CO
filed 2001-08-13
CIK 21267

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common stock, par value $1.00 per share. Shares outstanding on August 6, 2001: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED     SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                           ----------------   -----------------
                                                            2001      2000     2001      2000
                                                           -------   ------   -------   -------
Operating revenues.......................................  $5,866    $5,965   $13,728   $11,882
                                                           ------    ------   -------   -------
Operating expenses
  Cost of natural gas and other products.................   4,898     5,189    11,679    10,309
  Operation and maintenance..............................     549       348       931       687
  Merger-related costs and asset impairments.............     217         3       984         7
  Depreciation, depletion, and amortization..............     193       156       357       304
  Taxes, other than income taxes.........................      57        42       125        78
                                                           ------    ------   -------   -------
                                                            5,914     5,738    14,076    11,385
                                                           ------    ------   -------   -------
Operating income (loss)..................................     (48)      227      (348)      497
                                                           ------    ------   -------   -------
Other income
  Earnings from unconsolidated affiliates................      44        68       105       132
  Other, net.............................................      59        26        71        67
                                                           ------    ------   -------   -------
                                                              103        94       176       199
                                                           ------    ------   -------   -------
Income (loss) before interest, income taxes, and other
  charges................................................      55       321      (172)      696
                                                           ------    ------   -------   -------
Non-affiliated interest and debt expense.................     112       121       236       234
Affiliated interest expense, net.........................      18        --        22        --
Minority interest........................................      12        15        26        30
Income taxes.............................................     (19)       57       (51)      131
                                                           ------    ------   -------   -------
                                                              123       193       233       395
                                                           ------    ------   -------   -------
Income (loss) before extraordinary items.................     (68)      128      (405)      301
Extraordinary items, net of income taxes.................       3        --        (7)       --
                                                           ------    ------   -------   -------
Net income (loss)........................................  $  (65)   $  128   $  (412)  $   301
                                                           ======    ======   =======   =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   181       $    53
  Accounts and notes receivable, net
     Customers..............................................    2,004         2,549
     Affiliates.............................................      726            34
     Other..................................................      644           473
  Inventory.................................................      864         1,203
  Assets from price risk management activities..............      249           544
  Other.....................................................      377           223
                                                              -------       -------
          Total current assets..............................    5,045         5,079
                                                              -------       -------
Property, plant, and equipment, at cost
  Pipelines.................................................    6,203         6,092
  Refining, crude oil, and chemical facilities..............    2,008         2,338
  Power facilities..........................................      250           237
  Natural gas and oil properties, at full cost..............    6,119         5,100
  Gathering and processing systems..........................      350           340
  Other.....................................................      601           744
                                                              -------       -------
                                                               15,531        14,851
  Less accumulated depreciation, depletion, and
     amortization...........................................    4,609         4,248
                                                              -------       -------
          Total property, plant, and equipment, net.........   10,922        10,603
                                                              -------       -------
Other assets
  Intangible assets.........................................      461           464
  Investments in unconsolidated affiliates..................    1,726         1,596
  Assets from price risk management activities..............      399           138
  Other.....................................................      932           989
                                                              -------       -------
                                                                3,518         3,187
                                                              -------       -------
          Total assets......................................  $19,485       $18,869
                                                              =======       =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $ 2,017       $ 1,804
     Affiliates.............................................    1,905            13
     Other..................................................      795         1,552
  Short-term borrowings (including current maturities of
     long-term debt)........................................      423           945
  Liabilities from price risk management activities.........       --           546
  Other.....................................................      759           348
                                                              -------       -------
          Total current liabilities.........................    5,899         5,208
                                                              -------       -------
Long-term debt, less current maturities.....................    4,855         5,296
                                                              -------       -------
Other
  Liabilities from price risk management activities.........       --           113
  Deferred income taxes.....................................    1,867         1,957
  Other.....................................................    1,433           994
                                                              -------       -------
                                                                3,300         3,064
                                                              -------       -------
Commitments and contingencies
Securities of subsidiaries
  Company-obligated preferred securities of consolidated
     trusts.................................................      300           300
  Minority interests........................................      445           451
                                                              -------       -------
                                                                  745           751
                                                              -------       -------
Stockholder's equity
  Cumulative preferred stock, no shares outstanding in 2001;
     with aggregate liquidation preference of $7.3 million
     at December 31, 2000...................................       --            --
  Class A common stock, no shares outstanding in 2001; par
     value 33 1/3c, 311,377 shares issued in 2000...........       --            --
  Common stock, par value $1 per share, 1,000 shares
     authorized and issued in 2001; par value 33 1/3c per
     share, 219,604,836 shares issued in 2000...............       --            73
  Additional paid-in capital................................    1,264         1,044
  Retained earnings.........................................    3,161         3,573
  Accumulated other comprehensive income....................      261            (8)
  Treasury stock (at cost) no shares in 2001 and 4,394,651
     shares in 2000.........................................       --          (132)
                                                              -------       -------
          Total stockholder's equity........................    4,686         4,550
                                                              -------       -------
          Total liabilities and stockholder's equity........  $19,485       $18,869
                                                              =======       =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2001      2000
                                                              -----    -------
Cash flows from operating activities
  Net income (loss).........................................  $(412)   $   301
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion, and amortization..............    357        304
     Deferred income tax expense............................     30         99
     Extraordinary items....................................      6         --
     Undistributed earnings of unconsolidated affiliates....    (57)       (52)
     Non-cash portion of merger-related costs and asset
      impairments...........................................    855         --
     Other..................................................    200         --
  Working capital changes, net of non-cash transactions.....   (395)      (544)
  Other.....................................................   (236)        (8)
                                                              -----    -------
          Net cash provided by operating activities.........    348        100
                                                              -----    -------
Cash flow from investing activities
  Purchases of property, plant, and equipment...............   (970)    (1,057)
  Additions to investments..................................   (188)      (125)
  Net proceeds from the sale of assets......................    199          4
  Proceeds from the sale of investments.....................    128        111
  Repayment of notes receivable from unconsolidated
     affiliates.............................................    158         --
  Other.....................................................      2          1
                                                              -----    -------
          Net cash used in investing activities.............   (671)    (1,066)
                                                              -----    -------
Cash flow from financing activities
  Net borrowings (repayments) of commercial paper and
     short-term notes.......................................   (795)       308
  Payments to retire long-term debt.........................   (266)      (274)
  Net proceeds from the issuance of long-term debt..........     47        969
  Issuances of common stock.................................      2         12
  Dividends paid............................................    (13)       (27)
  Change in affiliated advances payable.....................  1,472         --
  Other.....................................................      4         --
                                                              -----    -------
          Net cash provided by financing activities.........    451        988
                                                              -----    -------
Increase in cash and cash equivalents.......................    128         22
Cash and cash equivalents
  Beginning of period.......................................     53         44
                                                              -----    -------
  End of period.............................................  $ 181    $    66
                                                              =====    =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER ENDED      SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                             --------------     ----------------
COMPREHENSIVE INCOME (LOSS)                                  2001      2000      2001      2000
---------------------------                                  -----     ----     ------     -----
Net income (loss)..........................................  $ (65)    $128     $(412)     $301
  Foreign currency translation adjustments.................      8       --         2        (6)
  Unrealized net gains (losses) from cash flow hedging
     activity
     Cumulative-effect transition adjustment (net of tax of
       $248)...............................................     --       --      (459)       --
     Reclassification of initial cumulative-effect
       transition adjustment at original value (net of tax
       of $40 and $189)....................................     72       --       348        --
     Additional reclassification adjustments for changes in
       initial value to settlement date (net of tax of $25
       and $77)............................................    (46)      --      (142)       --
     Unrealized mark-to-market gains arising during period
       (net of tax of $219 and $281).......................    410       --       520        --
                                                             -----     ----     -----      ----
Comprehensive income (loss)................................  $ 379     $128     $(143)     $295
                                                             =====     ====     =====      ====

ACCUMULATED OTHER COMPREHENSIVE INCOME                        2001     2000
--------------------------------------                        -----    ----
Beginning balances as of December 31, 2000 and 1999.........  $  (8)   $ --
  Foreign currency translation adjustments..................      2      (6)
  Unrealized net gains (losses) from cash flow hedging
     activity
     Cumulative-effect transition adjustment, net of
      taxes.................................................   (459)     --
     Reclassification of initial cumulative-effect
      transition adjustment at original value, net of
      taxes.................................................    348      --
     Additional reclassification adjustments for changes in
      initial value to settlement date, net of taxes........   (142)     --
     Unrealized mark-to-market gains arising during period,
      net of taxes..........................................    520      --
                                                              -----    ----
Balance as of June 30,......................................  $ 261    $ (6)
                                                              =====    ====

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2001, and for the quarters and six months ended June 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs and asset impairments discussed in Note 3 and changes in accounting estimates discussed in Note 4), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to the Form 10-K for a further discussion of those policies.

  Accounting for Price Risk Management Activities

     Our business activities expose us to a variety of risks, including commodity price risk, interest rate risk, and foreign currency risk. Our corporate risk management group identifies risks associated with our businesses and determines which risks we want to manage and which types of instruments we should use to manage those risks.

     With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, we now record all derivative instruments on the balance sheet at their fair value. These instruments consist of two types, those derivatives entered into and held to mitigate, or hedge a particular risk, and those that are entered into and held for purposes other than risk mitigation, such as those in our trading activities. Those instruments that do not qualify as hedges are recorded at their fair value with changes in fair value reported in current period earnings. For those instruments entered into to hedge risk, and which qualify as hedges under SFAS No. 133, the appropriate accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as:

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

     When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, any further changes in its fair value are recognized in current period earnings. Accounting for the item that was being hedged differs depending on how the hedge was originally designated. Our accounting policies for derivative instruments used in our business that qualify as hedges are discussed below:

                                                             IMPACT OF THE DISCONTINUATION OF HEDGE
TYPE OF HEDGE                 ACCOUNTING TREATMENT              ACCOUNTING ON ITEM BEING HEDGED
-------------                 --------------------           --------------------------------------
Fair value             Changes in the fair value of the      When hedge accounting is discontinued,
                       derivative and changes in the fair    the hedged asset or liability is no
                       value of the related asset or         longer adjusted for changes in fair
                       liability attributable to the         value. When hedge accounting is
                       hedged risk are recorded in current   discontinued because the hedged item
                       period earnings, generally as a       no longer meets the definition of a
                       component of revenue in the case of   firm commitment, any asset or
                       a sale or as a component of the       liability that was recorded related to
                       cost of products in the case of a     the firm commitment is removed from
                       purchase.                             the balance sheet and recognized in
                                                             current period earnings.
Cash flow              Changes in the fair value of the      When hedge accounting is discontinued
                       derivative are recorded in other      because it is unlikely that the
                       comprehensive income for the          forecasted transaction will occur,
                       portion of the change in value of     gains or losses that were accumulated
                       the derivative that is effective.     in other comprehensive income related
                       The ineffective portion of the        to the forecasted transaction will be
                       derivative is recorded in earnings    recognized immediately in earnings.
                       in the current period.                When a cash flow hedge is
                       Classification in the income          de-designated, but the forecasted
                       statement of the ineffective          transaction is still probable, the
                       portion is based on the income        accumulated amounts remain in other
                       classification of the item being      comprehensive income until the
                       hedged.                               forecasted transaction occurs. At that
                                                             time, the accumulated amounts are
                                                             recognized in earnings.
Foreign currency       Changes in the fair value of the      If hedge accounting is discontinued,
                       derivative are recorded in current    accounting for the hedged item depends
                       period earnings if it qualifies as    on whether the hedge is a fair value
                       a fair value hedge, or in other       hedge or a cash flow hedge, and
                       comprehensive income if it            follows the accounting discussed
                       qualifies as a cash flow hedge.       above.

     Because our business activities encompass all aspects of the wholesale energy marketplace, including the production, gathering, processing, treating, transmission, refining, and the purchase and sale of highly liquid energy commodities, our normal business contracts may qualify as derivative instruments under the provisions of SFAS No. 133. As a result, we evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify as normal purchases and normal sales, we may exclude them from SFAS No. 133 treatment. We also evaluate our contracts for "embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract as derivatives, with changes in their fair value recorded in current period earnings.

2. MERGER WITH EL PASO CORPORATION

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

     Under a Federal Trade Commission (FTC) order related to the merger, we sold our Gulfstream pipeline project, our 50 percent interest in the Stingray and U-T Offshore pipeline systems, and our investments in the Empire State and Iroquois pipeline systems. For the quarter and six months ended June 30, 2001, net proceeds from these sales were approximately $40 million and $184 million, and we recognized extraordinary net gain (loss) of approximately $3 million and $(7) million, net of income tax expense of approximately $2 million and $1 million.

     We do not anticipate the impact from these sales to be material to our ongoing financial position, operating results, or cash flows.

3. MERGER-RELATED COSTS AND ASSET IMPAIRMENTS

     During the quarter and six months ended June 30, we incurred merger-related costs associated with our merger with El Paso and asset impairments as follows:

                                                       QUARTER ENDED    SIX MONTHS ENDED
                                                         JUNE 30,           JUNE 30,
                                                       -------------    ----------------
                                                       2001     2000    2001       2000
                                                       ----     ----    -----      -----
                                                                 (IN MILLIONS)

Merger-related costs.................................  $208     $ 3     $975        $ 7
Asset impairments....................................     9      --        9         --
                                                       ----     ---     ----        ---
                                                       $217     $ 3     $984        $ 7
                                                       ====     ===     ====        ===

  Merger-Related Costs

     Our merger-related costs consisted of the following:

                                                       QUARTER ENDED     SIX MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                       --------------    ----------------
                                                       2001     2000     2001       2000
                                                       -----    -----    -----      -----
                                                                 (IN MILLIONS)
Employee severance, retention, and transition
  costs..............................................  $  7      $--     $585        $--
Business and operational integration costs...........   141       --      155         --
Merger-related asset impairments.....................    19       --      153         --
Other................................................    41        3       82          7
                                                       ----      ---     ----        ---
                                                       $208      $ 3     $975        $ 7
                                                       ====      ===     ====        ===

     Employee severance, retention, and transition costs include direct payments to, and benefit costs for, severed employees and early retirees that occurred as a result of the merger-related workforce reduction and consolidation. Following the merger, we completed an employee restructuring across all of our operating segments, resulting in the reduction of approximately 3,200 full-time positions through a combination of early retirements and terminations. Employee severance costs include actual severance payments and costs for pension and post-retirement benefits settled and curtailed under existing benefit plans as a result of this restructuring. Retention charges include payments to employees who were retained following the merger and payments to employees to satisfy contractual obligations. Transition costs relate to costs to relocate employees and costs for severed and retired employees arising after their severance date to transition their jobs into the ongoing workforce. Substantially all of the costs accrued in connection with these activities had been paid as of June 30, 2001.

     Also included in employee severance, retention, and transition costs for the six months ended June 30, 2001, was a charge of $278 million resulting from the issuance of approximately 4 million shares of El Paso common stock in exchange for the fair value of our employees' stock options.

     Business and operational integration costs include charges to consolidate facilities and operations of our business segments, such as lease related charges, and incremental fees under software and seismic license agreements.

     Merger-related asset impairments relate to write-offs or write-downs of capitalized costs for duplicate systems, redundant facilities, and assets whose value was impaired as a result of decisions on the strategic direction of our combined operations following our merger. These charges occurred primarily in our Merchant Energy segment, and all of these assets continue to be held for use.

     Other costs include investment banking, legal, accounting, consulting, and other advisory fees incurred to obtain federal and state regulatory approvals, and take other actions necessary to complete our merger.

  Asset Impairments

     During the quarter ended June 30, 2001, we incurred an asset impairment charge of approximately $9 million resulting from the unrecoverability of capitalized costs of Merchant Energy's Corpus Christi refinery. In June 2001, we entered into a 20-year agreement related to our Corpus Christi refinery that qualified as a sales-type capital lease.

4. CHANGES IN ACCOUNTING ESTIMATES

     Included in our operation and maintenance costs for the quarter and six months ended June 30, 2001, are approximately $204 million in costs related to changes in our estimates of environmental remediation liabilities and the usability of spare parts inventory in our worldwide operations. Both charges arose as a result of an ongoing evaluation of our operating standards and plans following our merger with El Paso and our combined operating strategy. These changes in estimates reduced net income before extraordinary items and net income by approximately $136 million.

5. ACCOUNTING FOR HEDGING ACTIVITIES

     On January 1, 2001, we adopted the provisions of SFAS No. 133, and recorded a cumulative-effect adjustment of $459 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. The majority of the initial charge related to hedging forecasted sales of natural gas for 2001 and 2002. During the quarter and six months ended June 30, 2001, $72 million and $348 million, net of income taxes, of this initial transition adjustment was reclassified to earnings as a result of hedged sales and purchases during the periods, and an additional $107 million of this adjustment will be reclassified by the end of 2001. A discussion of our hedging activities is as follows:

     Fair Value Hedges. We have crude oil and refined products inventories that change in value daily due to changes in the commodity markets. We use futures and swaps to protect the value of these inventories. For the quarter and six months ended June 30, 2001, the financial statement impact of our hedges of the fair value of these inventories was immaterial.

     Cash Flow Hedges. A majority of our commodity sales and purchases are at spot market or forward market prices. We use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities. As of June 30, 2001, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized gain of $267 million, net of income taxes. Of this amount, we estimate that $145 million will be reclassified from accumulated other comprehensive income over the next 12 months. Reclassifications occur upon physical delivery of the hedged commodity and the corresponding expiration of the hedge. The maximum term of our cash flow hedges is 2 years; however, most of our cash flow hedges expire within the next 12 months. For the quarter and six months ended June 30, 2001, no ineffectiveness was recorded in our earnings on our cash flow hedges.

     Our other comprehensive income also includes our proportionate share of amounts recorded in other comprehensive income by our unconsolidated affiliates who use derivatives as cash flow hedges.

6. PROPERTY, PLANT, AND EQUIPMENT

     In June 2001, we entered into a 20-year agreement related to our Corpus Christi refinery with Valero Energy Corporation that qualified as a sales-type capital lease. The net investment of the lease at June 30, 2001, discounted using a rate of 7.5%, consisted of the following:

                                                                JUNE 30,
                                                                  2001
                                                                --------
                                                              (IN MILLIONS)
Minimum lease payments......................................      $288
Estimated residual value....................................        91
                                                                  ----
          Net investment....................................      $379
                                                                  ====

     At June 30, 2001, the undiscounted minimum lease payments are as follows:
$14 million in 2001; $19 million in 2002; $37 million in 2003; and $43 million per year thereafter.

7. INVENTORY

     Our inventory consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                   (IN MILLIONS)
Refined products, crude oil, and chemicals..................    $737        $1,011
Coal, materials and supplies, and other.....................     127           156
Natural gas in storage......................................      --            36
                                                                ----        ------
          Total.............................................    $864        $1,203
                                                                ====        ======

8. DEBT AND OTHER CREDIT FACILITIES

     At December 31, 2000, our weighted average interest rate on short-term borrowings was 7.15%. We had the following short-term borrowings, including current maturities of long-term debt:

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                                   (IN MILLIONS)
Notes payable...............................................    $ --          $343
Notes payable from affiliates...............................       8            --
Commercial paper............................................      --           455
Current maturities of long-term debt........................     415           147
                                                                ----          ----
                                                                $423          $945
                                                                ====          ====

     In January 2001, we terminated approximately $1.5 billion in revolving credit facilities and became a designated borrower under El Paso's 364-day and 3-year revolving credit and competitive advance facilities. The interest rate on these facilities varies and was LIBOR plus 50 basis points on June 30, 2001. No amounts were outstanding under these facilities as of June 30, 2001. In June 2001, El Paso replaced its $2 billion, 364-day revolving credit facility, and we are no longer a designated borrower under its new facility.

     In addition to the items discussed above, during the six months ended June 30, 2001, we issued $45 million of long-term debt and retired approximately $84 million aggregate principal amount of 10.0% notes.

9. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In May 1999, we were named as defendants in a suit filed in the 319th Judicial District Court, Nueces County, Texas by an individual employed by one of our contractors (Rolando Lopez and Rosanna Barton v. Coastal Refining & Marketing, Inc. and The Coastal Corporation). The suit sought damages for injuries sustained at the time of an explosion at one of our refining plants, and was settled in August 2000 for a total payment of $7 million, of which $5 million was covered by insurance. Three of our refinery employees intervened in the suit and sought damages for injuries sustained in the explosion. Those claims were tried in August 2000, resulting in a $122 million verdict, for which there is insurance coverage.

     In 1997, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     A number of our subsidiaries were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

     In October 1992, several property owners in McAllen, Texas, filed suit in the 93rd Judicial District Court, Hidalgo County, Texas, against, among others, one of our subsidiaries (Timely Adventures, Inc. et al, v. Phillips Properties, Inc., et al and Garza v. Coastal Mart, Inc.). The suit sought damages for the alleged diminution of property value and damages related to the exposure to hazardous chemicals arising from the operation of service stations and storage facilities. In July 2000, the trial court entered a judgment for approximately $1.2 million in actual damages for property diminution and approximately $100 million in punitive damages. The judgment is being appealed.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2001, we had a reserve of approximately $181 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $141 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 24 active sites under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2001, we have estimated our share of the remediation costs at these sites to be between approximately $5 million and $6 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

     In Michigan, where we have extensive operations, the Michigan Environmental Response Act requires individuals, including corporations, who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. We estimate that our costs to comply with the Michigan regulations will be approximately $21 million, which will be expended over a period of several years and for which appropriate reserves have been made.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate. For further discussion of specific environmental matters, see Legal Proceedings above.

10. SEGMENT INFORMATION

     We segregate our business activities into four distinct operating segments:
Pipelines, Merchant Energy, Production, and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest expense and income taxes (EBIT). At the beginning of 2001, we aligned our segments to conform with El Paso's segments. All periods presented have been restated for these changes. The following are our results as of and for the periods ended June 30:

                                                               QUARTER ENDED JUNE 30, 2001
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........   $  231      $4,709      $  565       $244      $ 117     $ 5,866
Intersegment revenues.....................       21         121         (99)        14        (57)         --
Merger-related costs and asset
  impairments.............................      132          19          --          4         62         217
Operating income (loss)...................      (54)       (107)        261         18       (166)        (48)
EBIT......................................      (29)        (42)        264         19       (157)         55
Segment assets............................    5,173       6,104       6,351        620      1,237      19,485

                                                               QUARTER ENDED JUNE 30, 2000
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........   $  195     $ 5,070      $  262       $136      $  302    $ 5,965
Intersegment revenues.....................        6         (23)         16         11         (10)        --
Merger-related costs and asset
  impairments.............................       --          --          --         --           3          3
Operating income (loss)...................       79          13         122         16          (3)       227
EBIT......................................      105          82         117         22          (5)       321
Segment assets............................    5,191       5,888       3,651        447       1,277     16,454

                                                             SIX MONTHS ENDED JUNE 30, 2001
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........   $  542     $11,325      $1,001       $566      $ 294     $13,728
Intersegment revenues.....................       34         308        (111)        45       (276)         --
Merger-related costs and asset
  impairments.............................      211         155          61          5        552         984
Operating income (loss)...................        6        (129)        411         42       (678)       (348)
EBIT......................................       61         (15)        411         43       (672)       (172)
Segment assets............................    5,173       6,104       6,351        620      1,237      19,485

                                                             SIX MONTHS ENDED JUNE 30, 2000
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........    $465      $10,110      $  491       $239      $ 577     $11,882
Intersegment revenues.....................      28          140          28         18       (214)         --
Merger-related costs and asset
  impairments.............................      --           --          --         --          7           7
Operating income (loss)...................     216           30         224         39        (12)        497
EBIT......................................     271          150         216         53          6         696
Segment assets............................   5,191        5,888       3,651        447      1,277      16,454

---------------
(1) Includes Corporate and eliminations as well as retail operations.

11. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                  QUARTER ENDED      SIX MONTHS ENDED
                                                     JUNE 30,            JUNE 30,
                                                 ----------------    ----------------
                                                 2001      2000      2001      2000
                                                 -----    -------    -----    -------
                                                            (IN MILLIONS)
Operating results data
  Revenues and other income....................  $ 659    $ 2,321    $ 902    $ 3,300
  Costs and expenses...........................   (613)    (2,255)    (782)    (3,158)
  Income from continuing operations............     46         66      120        142
  Net income...................................     44         68      105        132

12. TRANSACTIONS WITH RELATED PARTIES

     During 2000, El Paso formed Clydesdale Associates, L.P., a limited partnership, and several other legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by various assets of El Paso and, effective June 2001, by the net assets of our wholly owned subsidiary, Colorado Interstate Gas Company, which had a net asset value of $702 million as of June 30, 2001.

     After our merger, we began to participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had borrowed $991 million at June 30, 2001, at a market rate of interest which was 4.2%.

     At June 30, 2001, we had accounts receivable from other related parties of $726 million and $34 million at December 31, 2000. In addition, we had accounts and notes payable to other related parties of $914 million at June 30, 2001, versus $13 million at December 31, 2000. These balances were incurred in the normal course of business.

13. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

  Merger with El Paso Corporation

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

  Merger-Related Costs, Asset Impairments, and Other Charges

     During the quarters and six months ended June 30, 2001 and 2000, we incurred charges that had a significant impact on our results of operations, financial position, and cash flows, and that are not expected to continue. These charges include those related to our merger with El Paso, asset impairments, and other charges as follows:

                                                            QUARTER ENDED     SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                            -------------     -----------------
                                                            2001     2000      2001       2000
                                                            ----     ----     -------     -----
                                                                       (IN MILLIONS)
Merger-related costs......................................  $208     $ 3      $  975       $ 7
Asset impairments.........................................     9      --           9        --
                                                            ----     ---      ------       ---
          Total merger-related costs and asset
            impairments...................................   217       3         984         7
                                                            ----     ---      ------       ---
Other charges.............................................   204      --         204        --
                                                            ----     ---      ------       ---
                                                            $421     $ 3      $1,188       $ 7
                                                            ====     ===      ======       ===

     Merger-related costs include employee severance, retention, and transition charges; write-offs and write-downs of assets; charges to consolidate operations; contract termination charges; and other charges. Although we expect to incur additional merger-related charges during the remainder of 2001, we do not expect the level of charges to be as high as those incurred during the first and second quarters of 2001.
---------------

(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

/d     =    per day                                          MBbls  =    thousand barrels
Bbl    =    barrel                                           MMBtu  =    million British thermal units
BBtu   =    billion British thermal units                    Mcf    =    thousand cubic feet
BBtue  =    billion British thermal unit equivalents         MTons  =    thousand tons
Bcf    =    billion cubic feet                               MMWh   =    thousand megawatt hours
Btu    =    British thermal unit

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

     The asset impairment charge resulted from the unrecoverability of capitalized costs of Merchant Energy's Corpus Christi refinery.

     Other charges consist of changes in estimates of our environmental remediation obligations and the usability of spare parts inventories in our operations. These charges were necessitated by an ongoing evaluation of our operating standards and plans following our merger with El Paso.

     Each of these charges is discussed more fully in Item 1, Financial Statements, Notes 3 and 4. By segment, these charges were recorded as follows:

                                                  QUARTER ENDED       SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                  --------------      ----------------
                                                  2001      2000       2001       2000
                                                  ----      ----      ------      ----
                                                             (IN MILLIONS)
Merger-related costs, asset impairments, and
  other charges
  Pipelines.....................................  $152       $--      $  231       $--
  Merchant Energy...............................    92       --          228       --
  Production....................................     7       --           68       --
  Field Services................................     5       --            6       --
                                                  ----       --       ------       --
     Segment total..............................   256       --          533       --
  Corporate and other...........................   165        3          655        7
                                                  ----       --       ------       --
     Consolidated total.........................  $421       $3       $1,188       $7
                                                  ====       ==       ======       ==

                             RESULTS OF OPERATIONS

     For the quarter ended June 30, 2001, we had a net loss of $65 million versus net income of $128 million for the quarter ended June 30, 2000. The 2001 loss was a result of merger-related costs, asset impairments, and other charges totaling $421 million, or $329 million after taxes. In addition, we recorded net extraordinary gains totaling $3 million, net of income taxes, as a result of FTC ordered sales of our investments in the U-T Offshore and Iroquois pipeline systems. During the second quarter of 2000, merger-related costs were $3 million, or $2 million net of income taxes. Net income, excluding the effects of these charges and extraordinary items, would have been $261 million in 2001 versus $130 million in 2000.

     For the six months ended June 30, 2001, we had a net loss of $412 million versus net income of $301 million for the six months ended June 30, 2000. The 2001 loss was a result of merger-related costs, asset impairments, and other charges totaling $1,188 million, or $891 million after taxes. In addition, we recorded net extraordinary losses totaling $7 million, net of income taxes, as a result of FTC ordered sales of our Gulfstream pipeline project and our investments in the U-T Offshore and Iroquois pipeline systems. For the six months ended June 30, 2000, merger-related charges were $7 million, or $5 million net of income taxes. Net income, excluding the after-tax effects of these charges and extraordinary items, would have been $486 million in 2001 versus $306 million in 2000.

                                SEGMENT RESULTS

     Our business activities are segregated into four segments: Pipelines, Merchant Energy, Production, and Field Services. These segments are strategic business units that offer a variety of different energy products and services and each requires different technology and marketing strategies. These segments have been restated to reflect the manner in which we are currently operating them, and all prior period information has been restated to reflect this segment presentation. The results presented in this analysis are not necessarily indicative of the results that would have been achieved had the revised business segment structure been in place during those periods. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of sales) provides a more accurate and meaningful basis for analyzing operating results for the trading and refining portions of Merchant Energy and the Field Services segment. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 10. The segment results presented below include merger-related costs, asset impairments, and other charges as discussed above:

                                                         QUARTER ENDED       SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                        ---------------      -----------------
                                                        2001       2000       2001       2000
                                                        -----      ----      ------      -----
                                                                    (IN MILLIONS)
       EARNINGS BEFORE INTEREST EXPENSE AND INCOME
TAXES
Pipelines.............................................  $ (29)     $105      $  61       $271
Merchant Energy.......................................    (42)       82        (15)       150
Production............................................    264       117        411        216
Field Services........................................     19        22         43         53
                                                        -----      ----      -----       ----
  Segment total.......................................    212       326        500        690
                                                        -----      ----      -----       ----
Corporate and other, net..............................   (157)       (5)      (672)         6
                                                        -----      ----      -----       ----
  Consolidated EBIT...................................  $  55      $321      $(172)      $696
                                                        =====      ====      =====       ====

PIPELINES

     Our Pipelines segment operates our interstate pipeline businesses. Each pipeline system operates under a separate tariff that governs its operations and rates. Operating results for our pipeline systems have generally been stable because the majority of the revenues are based on fixed reservation charges. As a result, we expect changes in this aspect of our business to be primarily driven by regulatory actions and contractual events. Commodity or throughput-based revenues account for a smaller portion of our operating results. These revenues vary from period to period, and system to system, and are impacted by factors such as weather, operating efficiencies, competition from other pipelines, and fluctuations in natural gas prices. Results of operations of the Pipelines segment were as follows for the periods ended June 30:

                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                      ----------------      ----------------
                                                      2001       2000       2001       2000
                                                      -----      -----      -----      -----
                                                                  (IN MILLIONS)
Operating revenues..................................  $ 252      $ 201      $ 576      $ 493
Operating expenses..................................   (306)      (122)      (570)      (277)
Other income........................................     25         26         55         55
                                                      -----      -----      -----      -----
  EBIT..............................................  $ (29)     $ 105      $  61      $ 271
                                                      =====      =====      =====      =====

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $51 million higher than the same period in 2000. The increase was due to completed system expansions and new transportation and storage contracts during 2001 and the impact of higher realized prices on sales of natural gas production and at the Dakota gasification facility. Also contributing to the increase were higher sales of excess natural gas during the second quarter of 2001.

     Operating expenses for the quarter ended June 30, 2001, were $184 million higher than the same period in 2000. The increase was primarily the result of merger-related costs, asset impairments, and other charges discussed above, along with the impact of higher natural gas prices on system fuel costs and gas purchases at the Dakota gasification facility. Also contributing to the increase were higher corporate allocations.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001, were $83 million higher than the same period in 2000. The increase was due to completed system expansions and new transportation and storage contracts during 2001 and the impact of higher realized prices on sales of natural gas production and at the Dakota gasification facility. Also contributing to the increase were higher sales of excess natural gas during the second quarter of 2001. Partially offsetting the increase was the sale of base gas in 2000, the expiration of revenue sharing agreements prior to 2001, and revised estimates of gas revenues in 2000.

     Operating expenses for the six months ended June 30, 2001, were $293 million higher than the same period in 2000. The increase was primarily the result of merger-related costs, asset impairments, and other charges discussed above, along with the impact of higher natural gas prices on system fuel costs and gas purchases at the Dakota gasification facility. Also contributing to the increase were higher corporate allocations.

MERCHANT ENERGY

     Merchant Energy is involved in a wide range of activities in the wholesale energy market place, including petroleum trading and risk management and asset ownership of power plants, refineries and chemical facilities. Each market served by Merchant Energy is highly competitive and is influenced directly or indirectly by energy market economics. Prior to October 2000, we conducted our marketing and trading activities through Engage Energy US, L.P. and Engage Energy Canada, L.P., a joint venture between us and Westcoast Energy Inc., a Canadian natural gas company. During the fourth quarter of 2000, we terminated the Engage joint venture and assumed the U.S. portion of Engage. As a result, we consolidated the U.S. trading contracts. In February 2001, we transferred these contracts, which included Engage's marketing contracts and other assets to El Paso Merchant Energy, an affiliate and subsidiary of El Paso, in exchange for 22 percent of the shares of El Paso Merchant Energy, which had an estimated fair value of approximately $135 million.

     Below are Merchant Energy's operating results and an analysis of these results for the periods ended June 30:

                                                   QUARTER ENDED       SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Trading and refining gross margin.............  $    201   $    234   $    522   $    417
Operating and other revenues..................        87         94        181        180
Operating expenses............................      (395)      (315)      (832)      (567)
Other income..................................        65         69        114        120
                                                --------   --------   --------   --------
  EBIT........................................  $    (42)  $     82   $    (15)  $    150
                                                ========   ========   ========   ========
Volumes
  Physical
     Natural gas (BBtue/d)....................        --         --      3,457         --
     Power (MMWh).............................        71         84        192        168
     Crude oil and refined products (MBbls)...   162,514    161,085    330,459    321,183
     Coal (MTons).............................     2,665      2,618      5,328      5,093

  Second Quarter 2001 Compared to Second Quarter 2000

     Trading and refining gross margin consists of revenues from our refineries and commodity trading activities less the costs of the feedstocks used in the refining process and the costs of commodities sold. For the quarter ended June 30, 2001, trading and refining gross margin was $33 million lower than the same period in 2000. The decrease resulted from lower throughput at our refineries due to a fire at our Aruba facility in April 2001, which caused a cessation of operations for a period of approximately three weeks, lower chemical prices in the second quarter of 2001, and the lease of our Corpus Christi refinery to Valero in June 2001.

     Operating and other revenues consist of revenues from consolidated domestic and international power generation facilities and coal operations. For the quarter ended June 30, 2001, operating and other revenues were $7 million lower than the same period in 2000. The decrease primarily resulted from a decrease in coal prices realized in the second quarter of 2001, partially offset by higher 2001 revenues on the Manchief power plant, which began operation in July 2000.

     Operating expenses for the quarter ended June 30, 2001, were $80 million higher than the same period in 2000. The increase was primarily a result of merger-related costs, asset impairments, and other charges discussed above.

     Other income for the quarter ended June 30, 2001, was $4 million lower than the same period in 2000. The decrease resulted from lower equity earnings on unconsolidated power and refining projects, lower management fees from foreign investments, and higher interest income in 2000. These decreases were partially offset by income from business interruption insurance proceeds related to the fire at our Aruba facility.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     For the six months ended June 30, 2001, trading and refining gross margin was $105 million higher than the same period in 2000. The increase resulted from increased refining gross margins in the first quarter largely due to higher prices received for refined products without a corresponding increase in feedstock prices. Also contributing to the increase was the margin on Engage's operations during January 2001 prior to the transfer of these contracts to El Paso Merchant Energy in February 2001.

     Operating and other revenues for the six months ended June 30, 2001, were $1 million higher than the same period in 2000. Higher revenues from the Manchief power plant, which began operating in July 2000 and other domestic power facilities were substantially offset by lower realized coal prices in 2001.

     Operating expenses for the six months ended June 30, 2001, were $265 million higher than the same period in 2000. The increase was primarily a result of merger-related costs, asset impairments, and other charges discussed above.

     Other income for the six months ended June 30, 2001, was $6 million lower than the same period in 2000. The decrease resulted from lower equity earnings on unconsolidated power and refining projects as well as a gain in the first quarter of 2000 on the sale of a Guatemala power plant. These decreases were partially offset by income from business interruption insurance proceeds related to the fire at our Aruba facility.

PRODUCTION

     Production's operating results are driven by a variety of factors including its ability to locate and develop economic gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices, and operate at the lowest cost level possible.

     Production engages in hedging activities on its natural gas and oil production in order to stabilize cash flows and reduce the risk of downward commodity price movements on sales of its production. This is achieved through natural gas and oil swaps. We attempt to hedge approximately 75 percent of our anticipated current year production and approximately 50 percent of our anticipated succeeding year production. Production's hedged positions are closely monitored and evaluated in an effort to achieve its earnings objective and reduce the risks associated with spot-market price volatility. Below are the operating results and analysis of these results for the periods ended June 30:

                                                                QUARTER ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                             -------------------   ---------------------
                                                               2001       2000       2001        2000
                                                             --------   --------   ---------   ---------
                                                              (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Natural gas................................................   $  407     $  235      $  772      $  436
Oil, condensate, and liquids...............................       52         40         107          77
Other......................................................        7          3          11           6
                                                              ------     ------      ------      ------
          Total operating revenues.........................      466        278         890         519
Operating expenses.........................................     (205)      (156)       (479)       (295)
Other income (loss)........................................        3         (5)         --          (8)
                                                              ------     ------      ------      ------
  EBIT.....................................................   $  264     $  117      $  411      $  216
                                                              ======     ======      ======      ======
Volumes and prices
  Natural gas
     Volumes (Bcf).........................................       98         86         189         165
                                                              ======     ======      ======      ======
     Average realized prices ($/Mcf).......................   $ 4.14     $ 2.72      $ 4.08      $ 2.63
                                                              ======     ======      ======      ======
  Oil, condensate, and liquids
     Volumes (MBbls).......................................    2,232      1,522       4,146       3,041
                                                              ======     ======      ======      ======
     Average realized prices ($/Bbl).......................   $23.07     $26.41      $25.92      $25.22
                                                              ======     ======      ======      ======

  Second Quarter 2001 Compared to Second Quarter 2000

     For the quarter ended June 30, 2001, operating revenues were $188 million higher than the same period in 2000. The increase was the combined result of higher realized natural gas prices coupled with higher gas production. Realized natural gas sales prices were 52 percent higher than the same quarter of 2000, and natural gas production volumes rose during the second quarter of 2001 by 14 percent over the same period in 2000. Oil, condensate, and liquids production volumes were 47 percent higher than the same period in 2000, with realized average prices decreasing 13 percent.

     Operating expenses for the quarter ended June 30, 2001, were $49 million higher than the same period in 2000 as a result of higher oilfield services costs, higher severance and other production taxes in 2001, which are generally tied to natural gas and oil prices, and write-downs of materials and supplies caused by the ongoing evaluation of our operating standards and plans in our combined production operations. Also contributing to the increase was higher depletion expense in 2001 as a result of the increased production volumes and higher capitalized costs in the full cost pool, and higher costs under a production commitment with Alliance Pipeline, which commenced operations in the fourth quarter of 2000.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001, were $371 million higher than the same period in 2000. The increase was the combined result of higher realized natural gas prices coupled with higher gas production. For the six months ended June 30, 2001, realized natural gas sales prices were 55 percent higher than the same period in 2000, and natural gas production volumes rose by 15 percent over the same period in 2000. Oil, condensate, and liquids production volumes were also 36 percent higher than the same period in 2000, with realized average prices slightly higher than 2000 levels.

     Operating expenses for the six months ended June 30, 2001, were $184 million higher than the same period in 2000 as a result of higher oilfield services costs, higher severance and other production taxes in 2001, which are generally tied to natural gas and oil prices, and merger-related costs and other charges related to our combined production operations. Also contributing to the increase was higher depletion expense in 2001 as a result of the increased production volumes and higher capitalized costs in the full cost pool, and higher costs under a production commitment with Alliance Pipeline, which commenced operations in the fourth quarter of 2000.

FIELD SERVICES

     Field Services provides a variety of services for the midstream component of our operations, including gathering and treating of natural gas, processing and fractionation of natural gas, natural gas liquids and natural gas derivative products, such as ethane, propane, and butane.

     Our gathering and treating operations earn margins substantially from fixed-fee based services; however, some of these operations earn margins from market-based rates. Revenues for these commodity rate services are the product of the market price, usually related to the monthly natural gas price index, and the volume gathered.

     Processing and fractionation operations earn a margin based on fixed-fee contracts, percentage-of-proceeds contracts, and make-whole contracts. Percentage-of-proceeds contracts allow us to retain a percentage of the product as a fee for processing or fractionation service. Make-whole contracts allow us to retain the extracted liquid products and to return to the producer a Btu equivalent amount of natural gas. Under its percentage-of-proceeds contracts and make-whole contracts, Field Services may have more sensitivity to price changes during periods when natural gas and natural gas liquids prices are volatile.

     Field Services' operating results and an analysis of those results are as follows for the periods ended June 30:

                                                            QUARTER ENDED        SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          ------------------    ------------------
                                                           2001       2000       2001       2000
                                                          -------    -------    -------    -------
                                                          (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Gathering, treating, and processing margin..............  $   44     $   35     $   85     $   89
Operating expenses......................................     (26)       (19)       (43)       (50)
Other income............................................       1          6          1         14
                                                          ------     ------     ------     ------
  EBIT..................................................  $   19     $   22     $   43     $   53
                                                          ======     ======     ======     ======
Volumes and prices
  Gathering and treating
     Volumes (BBtu/d)...................................   1,033        985        984        964
                                                          ======     ======     ======     ======
     Prices ($/MMBtu)...................................  $ 0.13     $ 0.12     $ 0.13     $ 0.13
                                                          ======     ======     ======     ======
  Processing
     Volumes (inlet BBtu/d).............................   1,845      1,979      1,893      1,956
                                                          ======     ======     ======     ======
     Prices ($/MMBtu)...................................  $ 0.17     $ 0.16     $ 0.16     $ 0.17
                                                          ======     ======     ======     ======

  Second Quarter 2001 Compared to Second Quarter 2000

     Total gathering, treating, and processing margin for the quarter ended June 30, 2001, was $9 million higher than the same period in 2000. The increase was primarily due to higher profitability from the south Louisiana facilities in 2001, which processed gas to meet minimum pipeline specifications at a more profitable level than processing margins during 2000. Also contributing to the higher margin was the addition of the Caribou facility in 2001. Partially offsetting the increase were lower liquids prices in the Continental and Rocky Mountain regions.

     Operating expenses for the quarter ended June 30, 2001, were $7 million higher than the same period in 2000. The increase was primarily a result of merger-related costs arising from merging our operations with El Paso.

     Other income for the quarter ended June 30, 2001, was $5 million lower than the same period in 2000 as a result of equity investment losses from our Aux Sable liquids and Mobile Bay processing facilities.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Total gathering, treating, and processing margin for the six months ended June 30, 2001, was $4 million lower than the same period in 2000. The decrease was a result of lower liquids prices in the Continental and Rocky Mountain regions. Partially offsetting the decrease was higher profitability from the south Louisiana facilities in 2001, which processed gas to meet minimum pipeline specifications at a more profitable level than processing margins during 2000, and higher volumes as a result of higher natural gas and natural gas liquids prices related to percentage-of-proceeds contracts. Also contributing to the higher margin was the addition of the Caribou facility in 2001.

     Operating expenses were $7 million lower than the same period in 2000. Cost savings following the merger with El Paso were partially offset by merger-related costs in 2001.

     Other income was $13 million lower than the same period in 2000. Equity investment losses from our Aux Sable liquids and Mobile Bay processing facilities and gains in 2000 from the sale of assets contributed to the decrease.

CORPORATE AND OTHER, NET

     Corporate expenses for the quarter and six months ended June 30, 2001, were $152 million and $678 million higher than the same periods in 2000. The increases were primarily a result of merger-related charges in connection with our January 2001 merger with El Paso.

NON-AFFILIATED AND AFFILIATED INTEREST AND DEBT EXPENSE

     Total interest and debt expense for the quarter and six months ended June 30, 2001, was $9 million and $24 million higher than the same periods in 2000 primarily due to increased borrowings for ongoing capital projects and operating requirements. In the first quarter of 2001, all non-affiliated short-term borrowings, consisting of approximately $1 billion of commercial paper and short-term bank credit facilities, were retired and replaced with advances from El Paso.

INCOME TAXES

     The income tax benefits for the quarter and six months ended June 30, 2001, were $19 million and $51 million, resulting in effective tax rates of 22 percent and 11 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to the following:

     - the non-deductible portion of merger-related costs and, for the six months ended June 30, 2001, other tax adjustments to provide for revised estimated liabilities;

     - state income taxes; and

     - foreign income not taxed in the U.S., but taxed at foreign rates.

     The income tax expenses for the quarter and six months ended June 30, 2000, were $57 million and $131 million, resulting in effective tax rates of 31 percent and 30 percent. Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to the following:

     - state income taxes and

     - foreign income not taxed in the U.S., but taxed at foreign rates.

OTHER

     In August 2001, we completed the acquisition of Velvet Exploration Ltd., at a cost of approximately $230 million (approximately C$353 million). Velvet is a Canadian exploration and development company, with a majority of its properties located in the Foothills and Deep Basin areas of western Alberta Province.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 9, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 13, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 9, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits.

     None.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt and of our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

  b. Reports on Form 8-K

          We filed a current report on Form 8-K, dated May 29, 2001, announcing the change in our certifying accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO CGP COMPANY

Date: August 10, 2001                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 10, 2001                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)