Form 10-Q
period 2001-09-30
EL PASO CGP CO
filed 2001-11-13
CIK 21267

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Common stock, par value $1.00 per share. Shares outstanding on November 6, 2001: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ----------------   -----------------
                                                            2001      2000     2001      2000
                                                           -------   ------   -------   -------
Operating revenues.......................................  $6,402    $6,443   $20,160   $18,173
                                                           ------    ------   -------   -------
Operating expenses
  Cost of natural gas and other products.................   5,507     5,615    17,186    15,778
  Operation and maintenance..............................     411       357     1,342     1,044
  Merger-related costs and asset impairments.............      15         3       999        10
  Ceiling test charges...................................     115        --       115        --
  Depreciation, depletion and amortization...............     185       155       542       459
  Taxes, other than income taxes.........................      43        36       168       114
                                                           ------    ------   -------   -------
                                                            6,276     6,166    20,352    17,405
                                                           ------    ------   -------   -------
Operating income (loss)..................................     126       277      (192)      768
                                                           ------    ------   -------   -------
Other income
  Earnings from unconsolidated affiliates................      51        64       156       196
  Other, net.............................................       9        16        50        89
                                                           ------    ------   -------   -------
                                                               60        80       206       285
                                                           ------    ------   -------   -------
Income before interest, income taxes and other charges...     186       357        14     1,053
                                                           ------    ------   -------   -------
Non-affiliated interest and debt expense.................     103       133       339       367
Affiliated interest expense, net.........................      12        --        34        --
Minority interest........................................      11        15        37        45
Income taxes.............................................      20        64       (31)      195
                                                           ------    ------   -------   -------
                                                              146       212       379       607
                                                           ------    ------   -------   -------
Income (loss) before extraordinary items.................      40       145      (365)      446
Extraordinary items, net of income taxes.................      (4)       --       (11)       --
                                                           ------    ------   -------   -------
Net income (loss)........................................  $   36    $  145   $  (376)  $   446
                                                           ======    ======   =======   =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   193         $    53
  Accounts and notes receivable, net
     Customer...............................................       2,157           2,549
     Affiliates.............................................         592              34
     Other..................................................         437             473
  Inventory.................................................         823           1,203
  Assets from price risk management activities..............         435             544
  Other.....................................................         582             223
                                                                 -------         -------
          Total current assets..............................       5,219           5,079
                                                                 -------         -------
Property, plant and equipment, at cost
  Pipelines.................................................       6,424           6,092
  Refining, crude oil and chemical facilities...............       2,324           2,338
  Power facilities..........................................         216             237
  Natural gas and oil properties, at full cost..............       6,641           5,100
  Gathering and processing systems..........................         359             340
  Other.....................................................         575             744
                                                                 -------         -------
                                                                  16,539          14,851
  Less accumulated depreciation, depletion and
     amortization...........................................       4,945           4,248
                                                                 -------         -------
          Total property, plant and equipment, net..........      11,594          10,603
                                                                 -------         -------
Other assets
  Intangible assets.........................................         469             464
  Investments in unconsolidated affiliates..................       1,674           1,596
  Assets from price risk management activities..............         454             138
  Other.....................................................         318             989
                                                                 -------         -------
                                                                   2,915           3,187
                                                                 -------         -------
          Total assets......................................     $19,728         $18,869
                                                                 =======         =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................     $ 2,298         $ 1,804
     Affiliates.............................................       1,610              13
     Other..................................................         522           1,552
  Short-term borrowings (including current maturities of
     long-term debt)........................................         677             945
  Liabilities from price risk management activities.........          --             546
  Other.....................................................         850             348
                                                                 -------         -------
          Total current liabilities.........................       5,957           5,208
                                                                 -------         -------
Long-term debt, less current maturities.....................       4,649           5,296
                                                                 -------         -------
Other
  Liabilities from price risk management activities.........          --             113
  Deferred income taxes.....................................       2,031           1,957
  Other.....................................................       1,308             994
                                                                 -------         -------
                                                                   3,339           3,064
                                                                 -------         -------
Commitments and contingencies
Securities of subsidiaries
  Company-obligated preferred securities of consolidated
     trusts.................................................         300             300
  Minority interests........................................         586             451
                                                                 -------         -------
                                                                     886             751
                                                                 -------         -------
Stockholder's equity
  Cumulative preferred stock, no shares outstanding in 2001;
     with aggregate liquidation preference of $7.3 million
     at December 31, 2000...................................          --              --
  Class A common stock, no shares outstanding in 2001; par
     value 33 1/3c, 311,377 shares issued in 2000...........          --              --
  Common stock, par value $1 per share, 1,000 shares
     authorized and issued in 2001; par value 33 1/3c per
     share, 219,604,836 shares issued in 2000...............          --              73
  Additional paid-in capital................................       1,265           1,044
  Retained earnings.........................................       3,197           3,573
  Accumulated other comprehensive income....................         435              (8)
  Treasury stock (at cost) no shares in 2001 and 4,394,651
     shares in 2000.........................................          --            (132)
                                                                 -------         -------
          Total stockholder's equity........................       4,897           4,550
                                                                 -------         -------
          Total liabilities and stockholder's equity........     $19,728         $18,869
                                                                 =======         =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Cash flows from operating activities
  Net income (loss).........................................  $  (376)   $   446
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............      542        459
     Ceiling test charges...................................      115         --
     Deferred income tax expense............................       11        167
     Extraordinary items....................................        6         --
     Undistributed earnings of unconsolidated affiliates....      (71)        (5)
     Non-cash portion of merger-related costs, asset
      impairments and changes in estimates..................    1,192         --
     Other..................................................       13         --
  Working capital changes, net of non-cash transactions.....     (379)      (384)
  Non-working capital changes and other.....................      255         (9)
                                                              -------    -------
          Net cash provided by operating activities.........    1,308        674
                                                              -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment................   (1,559)    (1,462)
  Additions to investments..................................     (253)      (167)
  Net proceeds from the sale of assets......................      115          7
  Proceeds from the sale of investments.....................      336         79
  Repayment of notes receivable from unconsolidated
     affiliates.............................................      213         --
  Cash paid for acquisitions, net of cash acquired..........     (232)        --
                                                              -------    -------
          Net cash used in investing activities.............   (1,380)    (1,543)
                                                              -------    -------
Cash flows from financing activities
  Net repayments of commercial paper and short-term notes...     (795)       (46)
  Revolving credit borrowings...............................       30         --
  Revolving credit repayments...............................      (30)        --
  Payments to retire long-term debt.........................     (321)      (593)
  Net proceeds from the issuance of long-term debt..........      100      1,615
  Issuances of common stock.................................        2         26
  Dividends paid............................................      (13)       (40)
  Net proceeds from the issuance of minority interest in
     subsidiaries...........................................      139         --
  Change in affiliated advances payable.....................    1,093         --
  Other.....................................................        7         --
                                                              -------    -------
          Net cash provided by financing activities.........      212        962
                                                              -------    -------
Increase in cash and cash equivalents.......................      140         93
Cash and cash equivalents
  Beginning of period.......................................       53         44
                                                              -------    -------
  End of period.............................................  $   193    $   137
                                                              =======    =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                       ---------------      -----------------
COMPREHENSIVE INCOME                                   2001       2000       2001       2000
--------------------                                   -----      ----      ------      -----
Net income (loss)....................................  $  36      $145      $(376)      $446
  Foreign currency translation adjustments...........    (10)       (2)        (8)        (8)
  Unrealized net gains (losses) from cash flow
     hedging activity
     Cumulative-effect transition adjustment (net of
       tax of $248)..................................     --        --       (459)        --
     Reclassification of initial cumulative-effect
       transition adjustment at original value (net
       of tax of $34 and $223).......................     63        --        411         --
     Additional reclassification adjustments for
       changes in initial value to settlement date
       (net of tax of $71 and $148)..................   (132)       --       (274)        --
     Unrealized mark-to-market gains arising during
       period (net of tax of $134 and $415)..........    253        --        773         --
                                                       -----      ----      -----       ----
Comprehensive income.................................  $ 210      $143      $  67       $438
                                                       =====      ====      =====       ====

ACCUMULATED OTHER COMPREHENSIVE INCOME                        2001     2000
--------------------------------------                        -----    ----
Beginning balances as of December 31, 2000 and 1999.........  $  (8)   $ --
  Foreign currency translation adjustments..................     (8)     (8)
  Unrealized net gains (losses) from cash flow hedging
     activity
     Cumulative-effect transition adjustment, net of
      taxes.................................................   (459)     --
     Reclassification of initial cumulative-effect
      transition adjustment at original value, net of
      taxes.................................................    411      --
     Additional reclassification adjustments for changes in
      initial value to settlement date, net of taxes........   (274)     --
     Unrealized mark-to-market gains arising during period,
      net of taxes..........................................    773      --
                                                              -----    ----
Balance as of September 30,.................................  $ 435    $ (8)
                                                              =====    ====

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs, asset impairments, changes in estimates and ceiling test charges, all discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except for Accounting for Price Risk Management Activities, which is discussed below. You should refer to the Form 10-K for a further discussion of those policies. In addition, we have made additional accounting policy disclosures below to supplement those policies discussed in our Form 10-K.

  Accounting for Price Risk Management Activities

     Our business activities expose us to a variety of risks, including commodity price risk, interest rate risk, and foreign currency risk. Our corporate risk management group identifies risks associated with our businesses and determines which risks we want to manage and which types of instruments we should use to manage those risks.

     We record all derivative instruments on the balance sheet at their fair value under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities. These instruments consist of two types, those derivatives entered into and held to mitigate, or hedge a particular risk, and those that are entered into and held for purposes other than risk mitigation, such as those in our trading activities. Our trading activities are accounted for under the provisions of Emerging Issues Task Force
(EITF) 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. For those instruments entered into to hedge risk and which qualify as hedges, we apply the provisions of SFAS No. 133, and the accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as fair value hedges, cash flow hedges, foreign currency hedges or net investment hedges as defined in SFAS No. 133.

     In addition to its designation, a hedge must be effective. To be effective, the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. If it is determined that the hedge is no longer effective, hedge accounting is discontinued prospectively. Hedge accounting is also discontinued when:

     - the derivative instrument expires or is sold, terminated or exercised;

     - it is no longer probable that the forecasted transaction will occur;

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

Cash flow              Changes in the fair value of the      When hedge accounting is discontinued
                       derivative are recorded in other      because it is no longer probable that
                       comprehensive income for the          the forecasted transaction will occur,
                       portion of the change in value of     gains or losses that were accumulated
                       the derivative that is effective.     in other comprehensive income related
                       The ineffective portion of the        to the forecasted transaction will be
                       derivative is recorded in earnings    recognized immediately in earnings.
                       in the current period.                When a cash flow hedge is
                       Classification in the income          de-designated, but the forecasted
                       statement of the ineffective          transaction is still probable, the
                       portion is based on the income        accumulated amounts remain in other
                       classification of the item being      comprehensive income until the
                       hedged.                               forecasted transaction occurs. At that
                                                             time, the accumulated amounts are
                                                             recognized in earnings.

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

     Because our business activities encompass all aspects of the wholesale energy marketplace, including the production, gathering, processing, treating, transmission, refining and the purchase and sale of highly liquid energy commodities, our normal business contracts may qualify as derivative instruments under the provisions of SFAS No. 133. As a result, we evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify as normal purchases and normal sales, we may exclude them from SFAS No. 133 treatment. We also evaluate our contracts for "embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract, with changes in their fair value recorded in current period earnings.

  Excise Taxes

     We account for excise taxes in two different ways. In our retail activities, we record amounts billed to customers in operating revenues with a corresponding entry for amounts owed in operating expenses. In our refining and marketing operations, we do not record the amounts we bill and collect from customers in revenues. Rather, we record a receivable from our customers and a payable to the government agencies or suppliers. For the nine months ended September 30, 2001, we had recorded approximately $330 million in excise taxes, of which $69 million is related to our retail activities, and $261 million is related to our refining and marketing activities.

  Trading Activities

     Our trading activities consist of domestic crude oil trading and natural gas and power trading. We account for these activities using the mark-to-market method of accounting under the provisions of EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. Under the mark-to-market method of accounting, commodity and energy related contracts are reflected at quoted or estimated market value with resulting gains and losses included in our income statement. Net gains or losses recognized in a period result primarily from the impact of price movements on transactions originating in that or previous periods. Assets and liabilities resulting from mark-to-market accounting are included in our balance sheets and are classified according to their term to maturity. Mark-to-market changes and financial settlements are recorded in revenue, and all physical transactions are recorded in revenue and cost of natural gas and other products, as appropriate. We reflect receivables and payables that arise upon the actual settlement of these contracts separately from price risk management activities in our balance sheet as trade receivables or payables. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flows as transactions are settled.

     The market value of commodity and energy related contracts reflects our best estimate, and considers factors including closing exchange and over-the-counter quotations, time value, and volatility factors underlying these contracts. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions and to reflect other types of risks, including model risk, credit risk and operational risks. In the absence of quoted market prices, we utilize other valuation techniques to estimate fair value. The use of these techniques requires us to make estimations of future prices and other variables, including market volatility, price correlation and market liquidity. As of September 30, 2001 we had a net gain of approximately $23 million related to our trading activities.

  Planned Major Maintenance

     Repair and maintenance costs incurred in connection with planned major maintenance activities at our domestic refineries and plants are accrued as a liability in a systematic and rational manner over the period of time until the planned major maintenance activities occur. Any difference between the accrued liability and the actual costs incurred in performing the maintenance activities are charged or credited to expense at the time the maintenance occurs. At our international refineries, the cost of each major maintenance activity is capitalized and amortized to expense in a systematic and rational manner over the estimated period extending to the next planned major maintenance activity. The types of costs we accrue in conjunction with major maintenance at our refineries and plants are outside contractor costs, materials and supplies, company labor and other outside services. Our accrual was $35 million at September 30, 2001 and $51 million at December 31, 2000.

  Stock-Based Compensation

     We have historically applied the provisions of Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for our stock compensation plans. Accordingly, we did not recognize compensation expense for stock options unless the options were granted at an exercise price that was lower than the market price on the grant date. We also used fixed and variable plan accounting for our fixed and variable compensation plans. As a result of our merger with El Paso, all of our outstanding options were exchanged for El Paso common stock, and we no longer have securities outstanding subject to this accounting.

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

     Under a Federal Trade Commission (FTC) order related to the merger, we sold our Gulfstream pipeline project, our 50 percent interest in the Stingray and U-T Offshore pipeline systems and our investments in the Empire State and Iroquois pipeline systems. For the nine months ended September 30, 2001, net proceeds from these sales were approximately $184 million, and we recognized extraordinary net losses of approximately $11 million, net of income taxes of approximately $5 million, including a third quarter 2001 charge of $4 million to record additional estimated income taxes on these sales.

     We do not anticipate the impact from these sales to be material to our ongoing financial position, operating results or cash flows.

3. MERGER-RELATED COSTS AND ASSET IMPAIRMENTS

     During the quarter and nine months ended September 30, we incurred merger-related costs associated with our merger with El Paso and asset impairments as follows:

                                                                          NINE MONTHS
                                                        QUARTER ENDED        ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                        -------------    --------------
                                                        2001     2000    2001      2000
                                                        ----     ----    ----      ----
                                                                 (IN MILLIONS)

Merger-related costs..................................  $15      $ 3     $990      $10
Asset impairments.....................................   --       --        9       --
                                                        ---      ---     ----      ---
                                                        $15      $ 3     $999      $10
                                                        ===      ===     ====      ===

  Merger-Related Costs

     Our merger-related costs consisted of the following:

                                                                           NINE MONTHS
                                                        QUARTER ENDED         ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                        --------------    --------------
                                                        2001     2000     2001      2000
                                                        -----    -----    ----      ----
                                                                 (IN MILLIONS)
Employee severance, retention and transition costs....   $--      $--     $585      $--
Business and operational integration costs............    --       --      155       --
Merger-related asset impairments......................     5       --      158       --
Other.................................................    10        3       92       10
                                                         ---      ---     ----      ---
                                                         $15      $ 3     $990      $10
                                                         ===      ===     ====      ===

     Employee severance, retention and transition costs include direct payments to, and benefit costs for, severed employees and early retirees that occurred as a result of the merger-related workforce reduction and consolidation. Following the merger, we completed an employee restructuring across all of our operating segments, resulting in the reduction of approximately 3,200 full-time positions through a combination of early retirements and terminations. Employee severance costs include actual severance payments and costs for pension and post-retirement benefits settled and curtailed under existing benefit plans as a result of this restructuring. Retention charges include payments to employees who were retained following the merger and payments to employees to satisfy contractual obligations. Transition costs relate to costs to relocate employees and costs for severed and retired employees arising after their severance date to transition their jobs into the ongoing workforce. Substantially all of the costs accrued in connection with these activities had been paid as of September 30, 2001.

     Also included in employee severance, retention and transition costs for the nine months ended September 30, 2001, was a charge of $278 million resulting from the issuance of approximately 4 million shares of El Paso common stock in exchange for the fair value of our employees' stock options.

     Business and operational integration costs include charges to consolidate facilities and operations of our business segments, such as lease-related charges and incremental fees under software and seismic license agreements. Included in these charges are approximately $150 million in estimated lease-related costs to relocate our pipeline operations from Detroit, Michigan to Houston, Texas. These charges were estimated in the second quarter of 2001 at the time we completed our relocation. Future developments, such as sub-leases of our vacated space or other events, could impact our estimates, and these changes could be material to the amounts we originally recorded.

     Merger-related asset impairments relate to write-offs or write-downs of capitalized costs for duplicate systems, redundant facilities and assets whose value was impaired as a result of decisions on the strategic direction of our combined operations following our merger. These charges occurred primarily in our Merchant Energy segment, and all of these assets have either been abandoned or continue to be held for use.

     Other costs include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals, and take other actions necessary to complete our merger.

  Asset Impairments

     During the nine months ended September 30, 2001, we incurred an asset impairment charge of approximately $9 million resulting from the unrecoverability of capitalized costs of Merchant Energy's Corpus Christi refinery and related assets. In June 2001, we entered into a 20-year lease agreement on the Corpus Christi refinery and related assets with Valero Energy Corporation. See Note 7 for a further discussion of this transaction.

4. CHANGES IN ACCOUNTING ESTIMATES

     Included in our operation and maintenance costs for the quarter and nine months ended September 30, 2001, were approximately $113 million and $317 million in costs related to changes in our estimates of environmental remediation liabilities, legal obligations and the usability of spare parts inventory in our worldwide operations. These changes arose as a result of an ongoing evaluation of our operating standards, strategies and plans following our merger with El Paso. The evaluation related specifically to the sale of our retail gas stations and the shutdown of our Kansas refining operations, a fire at our Aruba refinery and the lease of our Corpus Christi refinery. These changes in estimates reduced net income before extraordinary items and net income for the quarter and nine months ended September 30, 2001, by approximately $76 million and $210 million.

5. CEILING TEST CHARGES

     Under the full cost method of accounting for natural gas and oil properties, we perform quarterly ceiling tests to evaluate whether the carrying value of natural gas and oil properties exceeds the present value of future net revenues, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. At September 30, 2001, capitalized costs exceeded this ceiling limit by $115 million, including $87 million for our Canadian full cost pool and $28 million for our Brazilian full cost pool. These charges are based on the November 1, 2001, daily posted oil and natural gas sales prices, adjusted for oilfield or gas gathering hub and wellhead price differences as appropriate. As described in Note 1, we use financial instruments (which qualify as hedges under the provisions of SFAS No. 133) to hedge against volatility of natural gas and oil prices, and we included the impact of our hedging program in our full cost ceiling test calculations. Had we not included this impact, our charge would not have materially changed since we do not significantly hedge our international production activities. These non-cash write-downs are included as ceiling test charges in our income statement.

     Had we computed the non-cash ceiling test charges based on the daily oil and natural gas prices as of September 30, 2001, the charges would have been approximately $255 million, including approximately $227 million for our Canadian full cost pool and $28 million for our Brazilian full cost pool. Our determination of these charges includes the impact on future cash flows of our hedging program. Had the impact of our hedging program been excluded, the charges would have been approximately the same for our international production operations, but we would have incurred an additional charge of approximately $576 million related to our domestic full cost pool.

6. ACCOUNTING FOR HEDGING ACTIVITIES

     On January 1, 2001, we adopted the provisions of SFAS No. 133 and recorded a cumulative-effect adjustment of $459 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as hedging instruments. The majority of the initial charge related to hedging cash flows from anticipated sales of natural gas for 2001 and 2002. During the quarter and nine months ended September 30, 2001, $63 million and $411 million, net of income taxes, of this initial transition adjustment was reclassified to earnings as a result of hedged sales and purchases during the periods, and an additional $44 million of this adjustment is expected to be reclassified by the end of 2001. A discussion of our hedging activities is as follows:

     Fair Value Hedges. We have crude oil and refined products inventories that change in value daily due to changes in the commodity markets. We use futures and swaps to protect the value of these inventories. For the quarter and nine months ended September 30, 2001, the financial statement impact of our hedges of the fair value of these inventories was immaterial.

     Cash Flow Hedges. A majority of our commodity sales and purchases are at spot market or forward market prices. We use futures, forward contracts and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities. As of September 30, 2001, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized gain of $451 million, net of income taxes. Of this amount, we estimate that $280 million will be reclassified from accumulated other comprehensive income over the next 12 months. Reclassifications occur upon physical delivery of the hedged commodity and the corresponding expiration of the hedge. The maximum term of our cash flow hedges is 2 years; however, most of our cash flow hedges expire within the next 12 months.

     Our other comprehensive income also includes our proportionate share of amounts recorded in other comprehensive income by our unconsolidated affiliates who use derivatives as cash flow hedges.

     For the quarter and nine months ended September 30, 2001, we recognized net losses of $1 million, net of income taxes, related to the ineffective portion of all our cash flow hedges.

7. PROPERTY, PLANT AND EQUIPMENT

     In June 2001, we entered into a 20-year lease agreement related to our Corpus Christi refinery and related assets with Valero. Under the lease, Valero pays us a quarterly amount that escalates after the second year of the lease. In addition, Valero has the option to purchase the plant and related assets at the end of the second year of the lease for approximately $294 million, and a similar option each year thereafter at an annually increasing amount. Based on its terms, the lease qualified as an operating lease. Future minimum lease payments total $811 million: $14 million in 2001; $19 million in 2002; $37 million in 2003; $43 million in 2004 and 2005; and a total of $655 million thereafter.

8. INVENTORY

     Our inventory consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Refined products, crude oil and chemicals...................      $692           $1,004
Coal, materials and supplies and other......................       131              163
Natural gas in storage......................................        --               36
                                                                  ----           ------
          Total.............................................      $823           $1,203
                                                                  ====           ======

9. DEBT AND OTHER CREDIT FACILITIES

     At December 31, 2000, our weighted average interest rate on short-term borrowings was 7.15%. We had the following short-term borrowings, including current maturities of long-term debt:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Notes payable...............................................      $ --            $343
Notes payable to affiliates.................................        12              --
Commercial paper............................................        --             455
Current maturities of long-term debt........................       665             147
                                                                  ----            ----
                                                                  $677            $945
                                                                  ====            ====

     In January 2001, we terminated approximately $1.5 billion in revolving credit facilities and became a designated borrower under El Paso's 364-day and 3-year revolving credit and competitive advance facilities. In June 2001, El Paso replaced its $2 billion, 364-day revolving credit facility, and we are not a designated borrower under this new facility. The interest rate on the 3-year revolving credit and competitive advance facility varies and was based on the London Interbank Offered Rate (LIBOR) plus 50 basis points on September 30, 2001. No amounts were outstanding under this facility as of September 30, 2001.

     In addition to the items discussed above, during the nine months ended September 30, 2001, we issued $100 million of long-term debt and retired debt with the aggregate principal amount of approximately $138 million.

     In October 2001, we borrowed approximately $238 million under a loan agreement. The interest rate on the loan varies based on LIBOR plus 1.425%, and the loan matures in 2004. The loan is collateralized by the lease payments from Valero for the Corpus Christi refinery and related assets. The proceeds from the loan were used to repay short-term indebtedness and for general corporate purposes.

10. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In May 1999, we were named as defendants in a suit filed in the 319th Judicial District Court, Nueces County, Texas by an individual employed by one of our contractors (Rolando Lopez and Rosanna Barton v. Coastal Refining & Marketing, Inc. and The Coastal Corporation). The suit sought damages for injuries sustained at the time of an explosion at one of our refining plants, and was settled in August 2000 for a total payment of $7 million, of which $5 million was covered by insurance. Three of our refinery employees intervened in the suit and sought damages for injuries sustained in the explosion. Those claims were tried in August 2000, resulting in a $122 million verdict, for which there is insurance coverage. The case has been appealed to the Thirteenth Court of Appeals of Texas, and all appellate briefing in that court has been completed.

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

     A number of our subsidiaries were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings. A motion to dismiss this case is pending.

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

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2001, we had a reserve of approximately $259 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $141 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

Eagle Point has been granted an administrative hearing on issues raised by the assessments and, concurrently, is in negotiations to settle these assessments.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 25 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2001, we have estimated our share of the remediation costs at these sites to be approximately $5 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

     In Michigan, the Michigan Environmental Response Act requires individuals, including corporations, who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. We estimate that our costs to comply with the Michigan regulations will be approximately $21 million, which will be expended over a period of several years and for which appropriate reserves have been made.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate. For a further discussion of specific environmental matters, see Legal Proceedings above.

  Rates and Regulatory Matters

     In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

  Other

     Our foreign investments are subject to risks and unforeseen obstacles that, in many cases may be beyond our control or ability to manage. We attempt to manage or mitigate these risks through our due diligence and partner selection processes, through the denomination of foreign transactions, where possible, in U.S. Dollars, and by maintaining insurance coverage, whenever obtainable. We currently have two power plants in Pakistan, with a total investment, including financial guarantees on these projects, of approximately $226 million. While we are aware of no specific threats or actions against these investments, events in that region, including possible retaliation for American military actions, could impact these projects and our related investments. At this time, we believe that through a combination of commercial insurance, political insurance and rights under contractual obligations, our financial exposure in Pakistan from acts of war, hostility, terrorism or political instability is not material. It is possible, however, that new information, future developments in the region or the inability of a party or parties to fulfill their contractual obligations could cause us to reassess our potential exposure.

11. SEGMENT INFORMATION

     Following our merger with El Paso, we aligned our segments to reflect the way they are currently being managed. As a result, we now segregate our business activities into four distinct operating segments: Pipelines, Merchant Energy, Production and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest expense and income taxes (EBIT). All periods presented have been restated for these changes. The following are our results as of and for the periods ended September 30:

                                                            QUARTER ENDED SEPTEMBER 30, 2001
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........   $  191      $5,594      $  420       $137      $   60    $ 6,402
Intersegment revenues.....................       26          32          27         13         (98)        --
Merger-related costs and asset
  impairments.............................        6          (1)         --          8           2         15
Ceiling test charges......................       --          --         115         --          --        115
Operating income (loss)...................       65         (31)        143          8         (59)       126
EBIT......................................       86          15         143          7         (65)       186
Segment assets............................    5,412       6,500       6,596        622         598     19,728

                                                            QUARTER ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........   $  206     $ 5,444      $  251       $235      $  307    $ 6,443
Intersegment revenues.....................       22          92          12         19        (145)        --
Merger-related costs and asset
  impairments.............................       --          --          --         --           3          3
Operating income (loss)...................       65          95         105         22         (10)       277
EBIT......................................       90         146          97         28          (4)       357
Segment assets............................    5,278       6,040       3,858        471       1,437     17,084

---------------
(1) Includes Corporate and eliminations as well as retail operations.

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2001
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........   $  733     $16,948      $1,421       $703      $ 355     $20,160
Intersegment revenues.....................       60         340         (84)        58       (374)         --
Merger-related costs and asset
  impairments.............................      217         154          61         13        554         999
Ceiling test charges......................       --          --         115         --         --         115
Operating income (loss)...................       71        (130)        554         50       (737)       (192)
EBIT......................................      147          --         554         50       (737)         14
Segment assets............................    5,412       6,500       6,596        622        598      19,728

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------------------------------
                                                        MERCHANT                 FIELD
                                            PIPELINES    ENERGY    PRODUCTION   SERVICES   OTHER(1)    TOTAL
                                            ---------   --------   ----------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenues from external customers..........   $  686     $15,387      $  742       $474     $   884    $18,173
Intersegment revenues.....................       50         232          40         37        (359)        --
Merger-related costs and asset
  impairments.............................       --          --          --         --          10         10
Operating income (loss)...................      281         119         329         61         (22)       768
EBIT......................................      361         296         313         81           2      1,053
Segment assets............................    5,278       6,040       3,858        471       1,437     17,084

---------------
(1) Includes Corporate and eliminations as well as retail operations.

12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                QUARTER ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                               ----------------    ------------------
                                               2001      2000       2001       2000
                                               -----    -------    -------    -------
                                                           (IN MILLIONS)
Operating results data
  Revenues and other income..................  $ 324    $ 2,646    $ 1,226    $ 5,946
  Costs and expenses.........................   (269)    (2,570)    (1,051)    (5,728)
  Income from continuing operations..........     55         76        175        218
  Net income.................................     51         64        156        196

13. TRANSACTIONS WITH RELATED PARTIES

     During 2000, El Paso formed Clydesdale Associates, L.P., a limited partnership, and several other legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by various assets of El Paso and, effective June 2001, by the net assets of our wholly owned subsidiary, Colorado Interstate Gas Company, which had a net asset value of $604 million as of September 30, 2001. We also contributed $61 million of natural gas and oil properties to an affiliate of El Paso as part of this transaction, in exchange for an equity investment in that affiliate.

     After our merger, we began to participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had borrowed $1,127 million at September 30, 2001, at a market rate of interest which was 3.7%.

     At September 30, 2001, we had accounts and notes receivable from other related parties of $592 million and $34 million at December 31, 2000. In addition, we had accounts and notes payable to other related parties of $483 million at September 30, 2001, versus $13 million at December 31, 2000. These balances were incurred in the normal course of business.

14. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

  Derivatives Implementation Group Issue C-16

     In September 2001, the Derivatives Implementation Group of the FASB cleared guidance on Issue C-16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of fuel at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. We use fuel supply contracts such as these in our power producing operations and currently do not reflect them in our balance sheet since they are considered normal purchases that are not classified as derivative instruments under SFAS No. 133. This guidance becomes effective in the second quarter of 2002, and we will be required to account for these contracts as derivative instruments under SFAS No. 133, which will require us to record them on the balance sheet at fair value. We are currently evaluating the impact of this guidance on our financial statements.

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

  Merger-Related Costs, Asset Impairments and Other Charges

     During the quarters and nine months ended September 30, 2001 and 2000, we incurred charges that had a significant impact on our results of operations, financial position and cash flows, and that are not expected to continue as follows:

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                            -------------     -----------------
                                                            2001     2000      2001       2000
                                                            ----     ----     -------     -----
                                                                       (IN MILLIONS)
Merger-related costs......................................  $ 15     $ 3      $  990       $10
Asset impairments.........................................    --      --           9        --
                                                            ----     ---      ------       ---
          Total merger-related costs and asset
            impairments...................................    15       3         999        10
Changes in estimates......................................   113      --         317        --
                                                            ----     ---      ------       ---
                                                             128       3       1,316        10
Ceiling test charges......................................   115      --         115        --
                                                            ----     ---      ------       ---
                                                            $243     $ 3      $1,431       $10
                                                            ====     ===      ======       ===

     Merger-related costs include employee severance, retention and transition charges; write-offs and write-downs of assets; charges to relocate assets and employees and to consolidate operations; contract termination charges; and other charges related to our merger with El Paso. Although we expect to incur additional merger-related charges during the fourth quarter of 2001, we expect the level of those charges to be significantly less than those levels incurred in the first nine months of 2001.
---------------

(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

/d     =    per day                                          MBbls  =    thousand barrels
Bbl    =    barrel                                           MMBtu  =    million British thermal units
BBtu   =    billion British thermal units                    Mcf    =    thousand cubic feet
BBtue  =    billion British thermal unit equivalents         MTons  =    thousand tons
Btu    =    British thermal unit                             MMWh   =    thousand megawatt hours

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

     The asset impairment charge resulted from the unrecoverability of capitalized costs of Merchant Energy's Corpus Christi refinery and related assets. In June 2001, we leased the refinery and related assets to Valero under an operating lease.

     Changes in estimates consist of changes in our estimated environmental remediation liabilities, legal obligations and the usability of spare parts inventories in our operations. These charges were necessitated by an ongoing evaluation of our operating standards, strategies and plans following our merger with El Paso.

     The ceiling test charge resulted from the write-downs of the carrying value of natural gas and oil properties associated with our international production operations.

     Each of these charges is discussed more fully in Item 1, Financial Statements, Notes 3, 4 and 5. By segment, these charges were recorded as follows:

                                                   QUARTER ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                  ---------------      -----------------
                                                  2001      2000        2001       2000
                                                  ----      -----      ------      -----
                                                              (IN MILLIONS)
  Pipelines.....................................  $  4      $ --       $  235      $  --
  Merchant Energy...............................    60        --          288         --
  Production....................................   119        --          187         --
  Field Services................................    16        --           22         --
                                                  ----      -----      ------      -----
     Segment total..............................   199        --          732         --
  Corporate and other...........................    44         3          699         10
                                                  ----      -----      ------      -----
     Consolidated total.........................  $243      $  3       $1,431      $  10
                                                  ====      =====      ======      =====

                             RESULTS OF OPERATIONS

     For the quarter ended September 30, 2001, we had net income of $36 million versus $145 million for the quarter ended September 30, 2000. The 2001 results included the charges discussed above totaling $243 million, or $165 million after taxes. We also recorded net extraordinary losses totaling $4 million, net of income taxes, as a result of additional income tax accruals associated with FTC ordered sales which occurred during the first and second quarters of 2001. During the third quarter of 2000, merger-related costs were $3 million, or $2 million net of income taxes. Net income, excluding the effects of these charges and extraordinary items, would have been $205 million in 2001 versus $147 million in 2000.

     For the nine months ended September 30, 2001, we had a net loss of $376 million versus net income of $446 million for the nine months ended September 30, 2000. The 2001 loss was a result of the charges discussed above which totaled $1,431 million, or $1,051 million after taxes. We also recorded net extraordinary losses totaling $11 million, net of income taxes, as a result of FTC ordered sales of our Gulfstream pipeline project and our investments in the Empire State, U-T Offshore and Iroquois pipeline systems. For the nine months ended September 30, 2000, merger-related charges were $10 million, or $7 million net of income taxes. Net income, excluding the after-tax effects of these charges and extraordinary items, would have been $686 million in 2001 versus $453 million in 2000.

                                SEGMENT RESULTS

     Our business activities are segregated into four segments: Pipelines, Merchant Energy, Production and Field Services. These segments are strategic business units that offer a variety of different energy products and services, and each requires different technology and marketing strategies. These segments have been restated to reflect the manner in which we are currently operating them, and all prior period information has been restated to reflect this segment presentation. The results presented in this analysis are not necessarily indicative of the results that would have been achieved had the revised business segment structure been in place during those periods. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of products sold) provides a more accurate and meaningful basis for analyzing operating results for the trading and refining portions of Merchant Energy and the Field Services segment. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 11. The segment results presented below include the charges discussed under "Recent Developments" above:

                                                       QUARTER ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                       --------------      -----------------
                                                       2001      2000      2001        2000
                                                       ----      ----      -----      ------
                                                                   (IN MILLIONS)
       EARNINGS BEFORE INTEREST EXPENSE AND INCOME
TAXES
Pipelines............................................  $ 86      $ 90      $ 147      $  361
Merchant Energy......................................    15       146         --         296
Production...........................................   143        97        554         313
Field Services.......................................     7        28         50          81
                                                       ----      ----      -----      ------
  Segment total......................................   251       361        751       1,051
Corporate and other, net.............................   (65)       (4)      (737)          2
                                                       ----      ----      -----      ------
  Consolidated EBIT..................................  $186      $357      $  14      $1,053
                                                       ====      ====      =====      ======

PIPELINES

     Our Pipelines segment operates our interstate pipeline businesses. Each pipeline system operates under a separate tariff that governs its operations and rates. Operating results for our pipeline systems have generally been stable because the majority of the revenues are based on fixed reservation charges. As a result, we expect changes in this aspect of our business to be primarily driven by regulatory actions and contractual events. Commodity or throughput-based revenues account for a smaller portion of our operating results. These revenues vary from period to period, and system to system, and are impacted by factors such as weather, operating efficiencies, competition from other pipelines and fluctuations in natural gas prices. Results of operations of the Pipelines segment were as follows for the periods ended September 30:

                                                      QUARTER ENDED         NINE MONTHS ENDED
                                                    ------------------      ------------------
                                                     2001        2000        2001        2000
                                                    ------      ------      ------      ------
                                                       (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues................................  $  217      $  228      $  793      $  736
Operating expenses................................    (152)       (163)       (722)       (455)
Other income......................................      21          25          76          80
                                                    ------      ------      ------      ------
  EBIT............................................  $   86      $   90      $  147      $  361
                                                    ======      ======      ======      ======
Throughput volumes (BBtu/d).......................   7,145       6,769       7,453       7,066
                                                    ======      ======      ======      ======

  Third Quarter 2001 Compared to Third Quarter 2000

     Operating revenues for the quarter ended September 30, 2001, were $11 million lower than the same period in 2000. The decrease was due to the lower sales of excess natural gas in 2001, sales of base gas from abandoned storage fields in 2000 and lower realized prices on the sales of natural gas purchased from the Dakota gasification facility in 2001. Partially offsetting the decrease was the impact of completed system expansions and new storage and transportation contracts during 2001 and higher realized prices on segment-owned production.

     Operating expenses for the quarter ended September 30, 2001, were $11 million lower than the same period in 2000. The decrease was primarily due to the impact of reduced prices on natural gas imbalances, the impact of lower prices on natural gas purchased from the Dakota gasification facility and accruals for the replacement of system balancing gas in 2000. The decrease was partially offset by merger-related costs, asset impairments and other charges discussed previously under "Recent Developments" and higher corporate allocations.

     Other income for the quarter ended September 30, 2001, was $4 million lower than the same period in 2000. The decrease was due primarily to lower equity income in 2001 as a result of the sales of our investments in the Empire State and Iroquois pipeline systems in the first and second quarters of 2001 and higher expenses in 2001 related to expansion and development projects. Partially offsetting the decrease was increased earnings from our investment in the Alliance Pipeline project which commenced operations in the fourth quarter of 2000.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Operating revenues for the nine months ended September 30, 2001, were $57 million higher than the same period in 2000. The increase was due to the impact of higher realized prices on segment-owned production and on sales of natural gas purchased from the Dakota gasification facility as well as higher sales of excess natural gas in the first nine months of 2001. Also contributing to the increase was the impact of completed system expansions and new storage and transportation contracts during 2001. Partially offsetting the increase was higher sales of base gas from abandoned storage fields in 2000.

     Operating expenses for the nine months ended September 30, 2001, were $267 million higher than the same period in 2000. The increase was primarily the result of merger-related costs, asset impairments and other charges discussed above, along with the impact of higher natural gas prices on system fuel costs and gas purchases from the Dakota gasification facility and higher corporate allocations.

     Other income for the nine months ended September 30, 2001, was $4 million lower than the same period in 2000. The decrease was due to lower equity income in 2001 as a result of the sales of our investments in the Empire State and Iroquois pipeline systems in the first and second quarters of 2001, higher expenses in 2001 related to expansion and development projects and other non-operating charges. Partially offsetting the decrease was increased earnings from our investment in the Alliance Pipeline project which commenced operations in the fourth quarter of 2000.

MERCHANT ENERGY

     Merchant Energy is involved in a wide range of activities in the wholesale energy marketplace, including petroleum trading and risk management and asset ownership of power plants, refineries and chemical facilities. Each market served by Merchant Energy is highly competitive and is influenced directly or indirectly by energy market economics. Prior to October 2000, we conducted our marketing and trading activities through Engage Energy US, L.P. and Engage Energy Canada, L.P., a joint venture between us and Westcoast Energy Inc., a Canadian natural gas company. During the fourth quarter of 2000, we terminated the Engage joint venture and assumed the U.S. portion of Engage. As a result, we consolidated the U.S. trading contracts. In February 2001, we transferred these contracts, which included Engage's marketing contracts and other assets to El Paso Merchant Energy, an affiliate and subsidiary of El Paso, in exchange for 22 percent interest in El Paso Merchant Energy, L.P. In September of 2001, El Paso Merchant Energy redeemed our interest in the partnership for $114 million.

     Below are Merchant Energy's operating results and an analysis of these results for the periods ended September 30:

                                                   QUARTER ENDED       NINE MONTHS ENDED
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Trading and refining gross margin.............  $    190   $    280   $    741   $    711
Operating and other revenues..................        69         85        247        245
Operating expenses............................      (290)      (270)    (1,118)      (837)
Other income..................................        46         51        130        177
                                                --------   --------   --------   --------
  EBIT........................................  $     15   $    146   $     --   $    296
                                                ========   ========   ========   ========
Volumes
  Physical
     Natural gas (BBtue/d)....................        --         --      3,457         --
     Power (MMWh).............................       164         51        356        219
     Crude oil and refined products (MBbls)...   168,698    163,092    499,145    484,275
     Coal (MTons).............................     2,406      2,531      7,734      7,624
  Financial Settlements (BBtue/d).............    90,593     46,983     78,254     46,659

  Third Quarter 2001 Compared to Third Quarter 2000

     Trading and refining gross margin consists of revenues from our refineries and commodity trading activities less the costs of the feedstocks used in the refining process and the costs of commodities sold. For the quarter ended September 30, 2001, trading and refining gross margin was $90 million lower than the same period in 2000. The decrease was primarily due to lower refining margins resulting from weaker fuel and heavy crude product prices relative to crude oil prices during the third quarter of 2001 and lower refining throughput following a fire at our Aruba facility in April 2001, as well as the lease of our Corpus Christi refinery and related assets to Valero in June 2001. Partially offsetting the decrease were increased crude oil and refined products trading margins resulting from increased trading volumes.

     Operating and other revenues consist of revenues from consolidated domestic power generation facilities and coal operations. For the quarter ended September 30, 2001, operating and other revenues were $16 million lower than the same period in 2000. The decrease resulted from the transfer of index swaps on our Fulton and Rensselaer power facilities to El Paso Merchant Energy in February 2001 and lower realized coal prices in the third quarter of 2001.

     Operating expenses for the quarter ended September 30, 2001, were $20 million higher than the same period in 2000. The increase was primarily a result of changes in our estimates of environmental remediation costs and legal obligations arising out of an ongoing evaluation of our business processes and strategies following the merger with El Paso. These increases were partially offset by lower operating expenses resulting from the lease of our Corpus Christi refinery and related assets to Valero in June 2001.

     Other income for the quarter ended September 30, 2001, was $5 million lower than the same period in 2000. The decrease resulted from lower equity earnings on unconsolidated investments, primarily due to our investments in the Javelina gas processing facility and Engage which was fully consolidated in October 2000.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     For the nine months ended September 30, 2001, trading and refining gross margin was $30 million higher than the same period in 2000. The increase was primarily due to increased crude oil and refined products trading margins resulting from increased trading volumes. Also contributing to the increase were higher refining and chemical margins in the first and second quarters of 2001 due to higher throughput resulting from stronger commodity prices in the first quarter of 2001, partially offset by weaker prices in the third quarter of 2001 and lower refining throughput following a fire at our Aruba facility in April 2001. Also offsetting the increase was the impact of the leasing of our Corpus Christi refinery and related assets to Valero in June 2001.

     Operating expenses for the nine months ended September 30, 2001, were $281 million higher than the same period in 2000. The increase was primarily a result of merger-related costs and assets impairments associated with combining operations and implementing our combined strategy with El Paso and changes in our estimates of environmental remediation costs, legal obligations and spare parts inventory usability. The increase also resulted from higher fuel costs at our refineries due to higher natural gas prices. All increases were partially offset by lower operating expenses resulting from the lease of our Corpus Christi refinery and related assets to Valero in June 2001.

     Other income for the nine months ended September 30, 2001, was $47 million lower than the same period in 2000. The decrease resulted from lower equity earnings on unconsolidated investments, primarily due to our investment in the Javelina gas processing facility and Engage which was fully consolidated in October 2000. Also contributing to the decrease was a gain recorded from the sale of our interest in a power project in Guatemala in the first quarter of 2000.

PRODUCTION

     Production's operating results are driven by a variety of factors including its ability to locate and develop economic gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive commodity prices and operate at the lowest cost level possible.

     Production engages in hedging activities on its natural gas and oil production in order to stabilize cash flows and reduce the risk of downward commodity price movements on sales of its production. This is achieved primarily through natural gas and oil swaps. Our hedging program is designed to hedge approximately 75 percent of our anticipated current year production, approximately 50 percent of our anticipated succeeding year production and a lesser percentage thereafter. Production's hedged positions are closely monitored and evaluated in an effort to achieve its earnings objectives and reduce the risks associated with spot-market price volatility. Below are the operating results and an analysis of these results for the periods ended September 30:

                                                       QUARTER ENDED       NINE MONTHS ENDED
                                                     -----------------    --------------------
                                                      2001      2000        2001        2000
                                                     -------   -------    --------    --------
                                                     (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Natural gas........................................  $   394   $   222    $  1,166    $    658
Oil, condensate and liquids........................       50        38         157         115
Other..............................................        3         3          14           9
                                                     -------   -------    --------    --------
          Total operating revenues.................      447       263       1,337         782
Operating expenses.................................     (304)     (158)       (783)       (453)
Other income (loss)................................       --        (8)         --         (16)
                                                     -------   -------    --------    --------
  EBIT.............................................  $   143   $    97    $    554    $    313
                                                     =======   =======    ========    ========
Volumes and prices
  Natural gas
     Volumes (MMcf)................................   99,235    80,677     288,363     246,156
                                                     =======   =======    ========    ========
     Average realized prices ($/Mcf)...............  $  3.98   $  2.76    $   4.05    $   2.67
                                                     =======   =======    ========    ========
  Oil, condensate and liquids
     Volumes (MBbls)...............................    2,263     1,518       6,409       4,558
                                                     =======   =======    ========    ========
     Average realized prices ($/Bbl)...............  $ 21.91   $ 25.18    $  24.50    $  25.21
                                                     =======   =======    ========    ========

  Third Quarter 2001 Compared to Third Quarter 2000

     For the quarter ended September 30, 2001, operating revenues were $184 million higher than the same period in 2000. The increase was the combined result of higher realized natural gas prices coupled with higher production. Realized natural gas sales prices were 44 percent higher than the third quarter of 2000, and natural gas production volumes rose during the third quarter of 2001 by 23 percent over the same period in 2000. Oil, condensate and liquids production volumes were 49 percent higher than the same period in 2000, with realized average prices decreasing 13 percent.

     Operating expenses for the quarter ended September 30, 2001, were $146 million higher than the same period in 2000 as a result of a non-cash full cost ceiling test charge related to our Canadian and Brazilian production operations incurred in the current quarter, higher depletion expense in 2001 as a result of the increased production volumes, higher capitalized costs in the full cost pool and other charges related to our combined operations. The increase was partially offset by decreased general and administrative costs.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     For the nine months ended September 30, 2001, operating revenues were $555 million higher than the same period in 2000. The increase was the combined result of higher realized natural gas prices coupled with higher production. For the nine months ended September 30, 2001, realized natural gas sales prices were 52 percent higher than the same period in 2000, and natural gas production volumes rose by 17 percent over the same period in 2000. Oil, condensate and liquids production volumes were also 41 percent higher than the same period in 2000, with realized average prices slightly lower than 2000 levels.

     Operating expenses for the nine months ended September 30, 2001, were $330 million higher than the same period in 2000 as a result of a non-cash full cost ceiling test charge related to our Canadian and Brazilian production operations incurred in the third quarter of 2001, higher depletion expense in 2001 as a result of the increased production volumes and higher capitalized costs in the full cost pool and merger-related costs and other charges related to our combined production operations. Also contributing to the increase were higher severance and other production taxes in 2001, which are generally tied to natural gas and oil prices, higher costs under a production commitment with Alliance Pipeline, which commenced operations in the fourth quarter of 2000 and higher oilfield services costs.

FIELD SERVICES

     Field Services provides a variety of services for the midstream component of our operations, including gathering and treating of natural gas, processing and fractionation of natural gas, natural gas liquids and natural gas derivative products, such as ethane, propane and butane.

     Our gathering and treating operations earn margins substantially from fixed-fee-based services; however, some of these operations earn margins from market-based rates. Revenues for these commodity rate services are the product of the market price, usually related to the monthly natural gas price index and the volume gathered.

     Processing and fractionation operations earn a margin based on fixed-fee contracts, percentage-of-proceeds contracts and make-whole contracts. Percentage-of-proceeds contracts allow us to retain a percentage of the product as a fee for processing or fractionation service. Make-whole contracts allow us to retain the extracted liquid products and to return to the producer a Btu equivalent amount of natural gas. Under our percentage-of-proceeds contracts and make-whole contracts, Field Services may have more sensitivity to price changes during periods when natural gas and natural gas liquids prices are volatile.

     Field Services' operating results and an analysis of these results are as follows for the periods ended September 30:

                                                         QUARTER ENDED        NINE MONTHS ENDED
                                                        ----------------      ------------------
                                                        2001       2000        2001        2000
                                                        -----      -----      ------      ------
                                                        (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Gathering, treating and processing margin.............  $  41      $  48      $ 126       $ 136
Operating expenses....................................    (33)       (26)       (76)        (75)
Other income..........................................     (1)         6         --          20
                                                        -----      -----      -----       -----
  EBIT................................................  $   7      $  28      $  50       $  81
                                                        =====      =====      =====       =====
Volumes and prices
  Gathering and treating
     Volumes (BBtu/d).................................    750        950        906         960
                                                        =====      =====      =====       =====
     Prices ($/MMBtu).................................  $0.18      $0.16      $0.14       $0.14
                                                        =====      =====      =====       =====
  Processing
     Volumes (inlet BBtu/d)...........................  1,964      1,999      1,947       1,970
                                                        =====      =====      =====       =====
     Prices ($/MMBtu).................................  $0.15      $0.16      $0.15       $0.16
                                                        =====      =====      =====       =====

  Third Quarter 2001 Compared to Third Quarter 2000

     Total gathering, treating and processing margin for the quarter ended September 30, 2001, was $7 million lower than the same period in 2000. The decrease was due to lower natural gas liquids prices in the Mid-Continent and Rocky Mountain regions and lower gathering, treating and processing volumes due to natural declines in production volumes in our operating regions and a slow down in drilling activities.

     Operating expenses for the quarter ended September 30, 2001, were $7 million higher than the same period in 2000. The increase was primarily a result of merger-related costs and other charges arising from merging our operations with El Paso and higher depreciation expense due to plant additions and capital expenditures, partially offset by lower operating and maintenance expenses due to cost savings following the merger.

     Other income for the quarter ended September 30, 2001, was $7 million lower than the same period in 2000 as a result of equity investment losses from our Mobile Bay and Aux Sable liquids processing facilities, lower equity earnings on Deepwater Holdings in 2001 and gains in 2000 from the sale of assets.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Total gathering, treating and processing margin for the nine months ended September 30, 2001, was $10 million lower than the same period in 2000. The decrease was a result of lower natural gas liquids prices and volumes in 2001 and lower gathering and treating volumes in 2001 due to natural declines in production volumes in our operating regions.

     Operating expenses were $1 million higher than the same period in 2000. The increase was primarily a result of merger-related costs and other charges arising from the combined operations with El Paso, higher depreciation expense due to plant additions and capital expenditures and higher ad valorem and other taxes, partially offset by lower operating and maintenance expenses due to cost savings following the merger.

     Other income for the nine months ended September 30, 2001, was $20 million lower than the same period in 2000. Equity investment losses from our Mobile Bay and Aux Sable liquids processing facilities and gains in 2000 from the sale of assets contributed to the decrease.

CORPORATE AND OTHER, NET

     Corporate expenses for the quarter and nine months ended September 30, 2001, were $61 million and $739 million higher than the same periods in 2000. The increase was primarily a result of merger-related charges in connection with our January 2001 merger with El Paso and changes in estimates discussed previously under "Recent Developments".

NON-AFFILIATED AND AFFILIATED INTEREST AND DEBT EXPENSE

     Total interest and debt expense for the quarter ended September 30, 2001, was $18 million lower than 2000 primarily due to retirement of all non-affiliated short-term borrowings, consisting of approximately $1 billion of commercial paper and short-term bank credit facilities. This decrease was partially offset by increased affiliated interest when these debt instruments were replaced with advances from El Paso in the second quarter of 2001.

     Total interest and debt expense for the nine months ended September 30, 2001, was $6 million higher than 2000 primarily due to increased affiliated interest on the advances from El Paso, partially offset by retirement of all non-affiliated short-term debt.

INCOME TAXES

     The income tax expense for the quarter and the income tax benefit for the nine months ended September 30, 2001, were $20 million and $31 million, resulting in effective tax rates of 33 percent and 8 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to the following:

     - the non-deductible portion of merger-related costs and, for the nine months ended September 30, 2001, other tax adjustments to provide for revised estimated liabilities;

     - state income taxes; and

     - foreign income not taxed in the U.S., but taxed at foreign rates.

     The income tax expense for the quarter and nine months ended September 30, 2000, were $64 million and $195 million, resulting in effective tax rates of 31 percent and 30 percent. Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to the following:

     - state income taxes; and

     - foreign income not taxed in the U.S., but taxed at foreign rates.

OTHER

     In August 2001, we completed the acquisition of Velvet Exploration Ltd., at a cost of approximately $230 million (approximately C$353 million) plus the assumption of $52 million (approximately C$80 million) in debt. Velvet is a Canadian exploration and development company, with a majority of its properties located in the Foothills and Deep Basin areas of western Alberta Province.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 10, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 14, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 10, which is incorporated herein by reference.

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

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO CGP COMPANY

Date: November 9, 2001                             /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 9, 2001                            /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)