Form 10-Q/A
period 2002-03-31
EL PASO CGP CO
filed 2002-08-08
CIK 21267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
(MARK ONE)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BASIS FOR AMENDED FORM 10-Q

     We are filing this amended Form 10-Q for the quarterly period ended March 31, 2002, to provide a more comprehensive discussion of a power restructuring transaction that was completed during the first quarter of 2002, and the impact of that transaction on our first quarter 2002 operating results. This amendment relates solely to the matters discussed above and does not change in any way the financial results reported in our original Form 10-Q filed on May 15, 2002. In addition, this amended Form 10-Q does not update all information included in that original Form 10-Q and you should refer to our Current Reports on Form 8-K dated after May 15, 2002, for additional events that have occurred since that date.

     You can request a copy of this amended filing at no charge. Requests should be directed to El Paso Corporation 1001 Louisiana, Houston, Texas 77002, attention: Bruce Connery, Vice President, Investor Relations; telephone 713-420-5855. You may also access this amended filing on the SEC website at www.sec.gov, where all of our SEC filings may be found.

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

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q/A. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs and a ceiling test charge, all discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

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

  Price Risk Management Activities

     Accounting for Power Restructuring Activities. Our Merchant Energy segment conducts power contract restructuring activities that involve amending or terminating a power plant's existing power purchase contract to eliminate the requirement that the plant provide its own generation to the regulated utility and replacing that requirement with the ability to provide power to the utility from the wholesale power market. Prior to a restructuring, the power plant and its related power purchase contract are accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are accounted for on an accrual basis as power is generated and sold to the utility. Following a restructuring, the accounting treatment for the power purchase agreement changes because the restructured contract must be marked to its fair value under SFAS No. 133 Accounting for Derivatives and Hedging

Activities. In the period the restructuring is completed, the book value of the restructured contract is adjusted to its fair value, with any change reflected in income. Since the power plant no longer has the exclusive right to provide power under the original, dedicated power purchase contract, it operates as a peaking merchant plant, operating only when it is economical to do so. Because of this significant change in its use, in most cases the book value of the plant is reduced to its fair value through a charge to earnings. These changes require us to terminate or amend any related fuel supply and steam agreements associated with the operations of the facility.

     We present the restructured power contracts in our balance sheet as assets from price risk management activities, and in our income statement, we present, as revenues, the original adjustment that occurs when the contract is marked to its fair value as a derivative, as well as subsequent changes in the value of the contract. Costs associated with the restructuring activity, including adjustments to the underlying power plant's book value and any related intangible assets, contract termination fees and closing costs, are recorded in our income statement as costs of products and services. During the first quarter of 2002, we recognized revenues from power restructuring activities of $978 million and corresponding costs of products and services of $621 million related to our Eagle Point Cogeneration restructuring transaction.

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

6. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of our trading and non-trading price risk management assets and liabilities as of March 31, 2002 and December 31, 2001:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Net assets (liabilities)
  Trading price risk management activities(1)...............   $   (8)        $(23)
  Non-trading price risk management activities(2)
     Derivatives designated as hedges.......................      177          501
     Other derivatives......................................      997           --
                                                               ------         ----
                                                               $1,166         $478
                                                               ======         ====

---------------

(1) Trading activities represent those that qualify for accounting under Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

(2) Non-trading activities include hedges related to our oil and natural gas producing activities and derivatives from our power contract restructuring activities.

     Other derivatives as of March 31, 2002, include derivative contracts related to the power restructuring activities at our Eagle Point Cogeneration power plant and at our Capital District Energy Center Cogeneration Associates power plant.

     The fair value of the derivatives related to our power restructuring activities is determined based on the expected cash receipts and payments under the contracts using future power prices compared to the contractual prices under these contracts. We discount these cash flows at an interest rate commensurate with the term of each contract and the credit risk of each contract's counterparty. We also adjust our valuations for factors such as market liquidity, market price correlation and model risk, as needed. Future power prices are based on the forward pricing curve of the appropriate power delivery and receipt points in the applicable power market. This forward pricing curve is derived from a combination of actual prices observed in the applicable market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. The timing of cash receipts and payments are based on the expected timing of power delivered under these contracts. The fair value of our derivatives is updated each period based on changes in actual and projected market prices, fluctuations in the credit ratings of our counterparties, significant changes in interest rates, and changes to the assumed timing of deliveries.

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

     Trading and refining gross margins consist of revenues from commodity trading activities, less the costs of commodities sold, the impact of power contract restructuring activities and revenues from refineries and chemical plants, less the cost of the feedstocks used in the refining and production processes. For the quarter ended March 31, 2002, these gross margins were $310 million higher than the same period in 2001. The increase was due to a power plant contract restructuring at our Eagle Point Cogeneration facility in the first quarter of 2002 discussed below. Partially offsetting the increase were lower refining margins resulting from lower spreads between the sales prices of the refined product and the underlying feedstock cost, lower throughput at the Eagle Point and Aruba refineries, the lease of our Corpus Christi refinery and related assets to Valero in June 2001, and lower margins in heavy crude-based refined products.

     During the first quarter of 2002, we completed a power restructuring at our Eagle Point Cogeneration power plant. In the Eagle Point Cogeneration restructuring, we amended the existing PURPA power sales contract with Public Service Electric and Gas, eliminating the requirement to deliver power from the Eagle Point Cogeneration power plant and establishing fixed prices (with stated increases) for delivery of power over the term of the amended contract. From an accounting standpoint, these actions required us to mark the contract to its fair value under SFAS No. 133. As a result, we recorded non-cash revenue representing the estimated fair value of the derivative contract of approximately $978 million in our first quarter results. We also amended or terminated other ancillary agreements associated with the cogeneration facility, such as gas supply and transportation agreements, a steam contract and financing agreements, adjusted the Eagle Point Cogeneration facility to its fair value as a peaking merchant plant and entered into an agreement with El Paso Merchant Energy, L.P., our affiliate, to provide the power we will be required to deliver to the utility under the restructured contract. The total cost to terminate the transportation contract was $29 million, and we paid $103 million to the utility to terminate the original PURPA contract. We also recorded a $98 million non-cash charge to adjust the Eagle Point Cogeneration plant to fair value and a non-cash charge of $230 million to write-off the book value of the original PURPA contract. We were required to mark the contract with El Paso Merchant Energy to its fair value as a derivative at a total non-cash cost of $81 million. Based on these amounts, and including closing and other costs, our first quarter results reflect a one-time net benefit from the Eagle Point Cogeneration restructuring transaction of $357 million.

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

     Other income for the quarter ended March 31, 2002, was $71 million lower than the same period in 2001. The decrease was primarily the result of the minority owners' interest in income recognized on our Eagle Point power restructuring transaction in the first quarter of 2002, as well as lower equity earnings resulting from the consolidation of several domestic power-related facilities in the first quarter of 2002.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits.

        Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          99.1           -- Certification of Financial Statements
          99.2           -- Certification of Financial Statements

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

                                            EL PASO CGP COMPANY

Date: August 8, 2002                               /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                            Chief Financial Officer and Director
                                               (Principal Financial Officer)

Date: August 8, 2002                              /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          99.1           -- Certification of Financial Statements
          99.2           -- Certification of Financial Statements