Form 10-Q
period 2003-06-30
EL PASO CGP CO
filed 2003-08-14
CIK 21267

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Common Stock, par value $1 per share. Shares outstanding on August 14, 2003: 1,000

     EL PASO CGP COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EL PASO CGP COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................     1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    25
          Cautionary Statement Regarding Forward-Looking Statements...    36
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    36
Item 4.   Controls and Procedures.....................................    36

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................    38
Item 2.   Changes in Securities and Use of Proceeds...................    38
Item 3.   Defaults Upon Senior Securities.............................    38
Item 4.   Submission of Matters to a Vote of Security Holders.........    38
Item 5.   Other Information...........................................    38
Item 6.   Exhibits and Reports on Form 8-K............................    38
          Signatures..................................................    39

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
Bbl      = barrels
BBtu     = billion British thermal units
MBbls    = thousand barrels
Mcf      = thousand cubic feet
Mcfe     = thousand cubic feet of gas equivalents
MMBtu    = million British thermal units
MMcf     = million cubic feet

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTERS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,           JUNE 30,
                                                           ---------------   -----------------
                                                            2003     2002     2003       2002
                                                           ------   ------   -------    ------
Operating revenues......................................   $  610   $  758   $ 1,348    $2,455
                                                           ------   ------   -------    ------
Operating expenses
  Cost of products and services.........................      128       99       292       711
  Operation and maintenance.............................      131      183       265       365
  Depreciation, depletion and amortization..............      143      148       280       329
  Ceiling test charges..................................       --      233        --       243
  Gain on long-lived assets.............................      (25)     (10)      (17)      (21)
  Taxes, other than income taxes........................       20       12        47        41
                                                           ------   ------   -------    ------
                                                              397      665       867     1,668
                                                           ------   ------   -------    ------
Operating income........................................      213       93       481       787
Earnings (losses) from unconsolidated affiliates........      (54)      36       (15)       84
Other income............................................        9       15        18        28
Other expenses..........................................       (3)      (8)       (6)     (150)
Interest and debt expense...............................     (100)    (104)     (199)     (207)
Affiliated interest expense, net........................       (7)      (2)      (14)       (6)
Distributions on preferred interests of consolidated
  subsidiaries..........................................       (7)     (11)      (14)      (21)
                                                           ------   ------   -------    ------
Income before income taxes..............................       51       19       251       515
Income taxes............................................       77        5        89       167
                                                           ------   ------   -------    ------
Income (loss) from continuing operations................      (26)      14       162       348
Discontinued operations, net of income taxes............     (916)    (116)   (1,138)      (56)
Cumulative effect of accounting changes, net of income
  taxes.................................................       --       14       (21)       14
                                                           ------   ------   -------    ------
Net income (loss).......................................   $ (942)  $  (88)  $  (997)   $  306
                                                           ======   ======   =======    ======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................  $   179      $   128
  Accounts and notes receivable
     Customers, net of allowance of $26 in 2003 and $21 in
      2002..................................................      207          345
     Affiliates.............................................      531          521
     Other..................................................      130          187
  Inventory.................................................       63           62
  Assets from price risk management activities..............       92          102
  Assets of discontinued operations.........................    1,711        2,121
  Other.....................................................      179          195
                                                              -------      -------
          Total current assets..............................    3,092        3,661
                                                              -------      -------
Property, plant and equipment, at cost
  Natural gas and oil properties, at full cost..............    7,985        7,479
  Pipelines.................................................    6,374        6,522
  Power facilities..........................................      479          478
  Gathering and processing systems..........................      161          239
  Other.....................................................       91           92
                                                              -------      -------
                                                               15,090       14,810
  Less accumulated depreciation, depletion and
     amortization...........................................    6,634        6,559
                                                              -------      -------
          Total property, plant and equipment, net..........    8,456        8,251
                                                              -------      -------
Other assets
  Investments in unconsolidated affiliates..................    1,467        1,528
  Assets from price risk management activities..............      881          956
  Goodwill and other intangible assets, net.................      492          495
  Assets of discontinued operations.........................       --        1,944
  Other.....................................................      527          398
                                                              -------      -------
                                                                3,367        5,321
                                                              -------      -------
          Total assets......................................  $14,915      $17,233
                                                              =======      =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................  $   179      $   208
     Affiliates.............................................       96           87
     Other..................................................      212          261
  Current maturities of long-term debt......................      560          369
  Notes payable to affiliates...............................    1,602        2,374
  Liabilities from price risk management activities.........      208          215
  Liabilities of discontinued operations....................      929        1,373
  Other.....................................................      331          274
                                                              -------      -------
          Total current liabilities.........................    4,117        5,161
                                                              -------      -------
Long-term debt..............................................    4,797        4,985
                                                              -------      -------
Other
  Liabilities from price risk management activities.........        9           24
  Deferred income taxes.....................................    1,535        1,753
  Other.....................................................      400          357
                                                              -------      -------
                                                                1,944        2,134
                                                              -------      -------
Commitments and contingencies
Securities of subsidiaries
  Preferred interests of consolidated subsidiaries..........      400          400
  Minority interests of consolidated subsidiaries...........      118          253
                                                              -------      -------
                                                                  518          653
                                                              -------      -------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --           --
  Additional paid-in capital................................    1,502        1,339
  Retained earnings.........................................    2,105        3,102
  Accumulated other comprehensive loss......................      (68)        (141)
                                                              -------      -------
          Total stockholder's equity........................    3,539        4,300
                                                              -------      -------
          Total liabilities and stockholder's equity........  $14,915      $17,233
                                                              =======      =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2003      2002
                                                              -------    -----
Cash flows from operating activities
  Net income (loss).........................................  $  (997)   $ 306
     Less loss from discontinued operations, net of income
      taxes.................................................   (1,138)     (56)
                                                              -------    -----
  Net income from continuing operations.....................      141      362
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Non-cash gains from trading and power activities.......      (22)    (481)
     Depreciation, depletion and amortization...............      280      329
     Ceiling test charges...................................       --      243
     Gain on long-lived assets..............................      (17)     (21)
     Undistributed earnings of unconsolidated affiliates....      (33)     (24)
     Deferred income tax expense (benefit)..................       64      (74)
     Cumulative effect of accounting changes................       21      (14)
     Other non-cash income items............................       59       (5)
     Working capital changes................................      335      554
     Non-working capital changes and other..................      112      (93)
                                                              -------    -----
     Cash provided by continuing operations.................      940      776
     Cash provided by (used in) discontinued operations.....       90     (196)
                                                              -------    -----
          Net cash provided by operating activities.........    1,030      580
                                                              -------    -----
Cash flows from investing activities
  Additions to property, plant and equipment................     (617)    (667)
  Purchases of interests in equity investments..............       (8)    (121)
  Net proceeds from the sale of assets and investments......      291      839
  Net change in restricted cash.............................      (47)     (68)
  Net change in notes receivable from unconsolidated
     affiliates.............................................     (259)      98
  Other.....................................................       22       45
                                                              -------    -----
     Cash provided by (used in) continuing operations.......     (618)     126
     Cash provided by (used in) investing activities by
      discontinued operations...............................      329      (90)
                                                              -------    -----
          Net cash provided by (used in) investing
           activities.......................................     (289)      36
                                                              -------    -----
Cash flows from financing activities
  Net repayments under commercial paper and short-term
     credit facilities......................................       --      (30)
  Net proceeds from the issuance of long-term debt..........      288       90
  Payments to retire long-term debt.........................     (297)    (796)
  Repayments of notes payable...............................       --      (55)
  Net change in affiliated advances payable.................     (682)     569
  Contributions from discontinued operations................      419     (603)
  Other.....................................................        1      (54)
                                                              -------    -----
     Cash used in continuing operations.....................     (271)    (879)
     Cash provided by (used in) financing activities by
      discontinued operations...............................     (419)     296
                                                              -------    -----
          Net cash used in financing activities.............     (690)    (583)
                                                              -------    -----
Increase in cash and cash equivalents.......................       51       33
  Less increase in cash and cash equivalents related to
     discontinued operations................................       --       10
                                                              -------    -----
  Increase in cash and cash equivalents from continuing
     operations.............................................       51       23
Cash and cash equivalents
  Beginning of period.......................................      128      141
                                                              -------    -----
  End of period.............................................  $   179    $ 164
                                                              =======    =====

                            See accompanying notes.

                              EL PASO CGP COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                         QUARTERS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30
                                                         ---------------     -----------------
                                                         2003      2002       2003       2002
                                                         -----     -----     ------     ------
Net income (loss)......................................  $(942)    $ (88)    $(997)     $ 306
                                                         -----     -----     -----      -----
Foreign currency translation adjustments...............     51        23        91         23
Unrealized net gains (losses) from cash flow hedging
  activity
  Unrealized mark-to-market losses arising during
     period (net of income taxes of $17 and $41 in 2003
     and $43 and $113 in 2002).........................    (28)      (77)      (72)      (195)
  Reclassification adjustments for changes in initial
     value to the settlement date (net of income taxes
     of $8 and $30 in 2003 and $18 and $65 in 2002)....     13       (37)       54       (121)
                                                         -----     -----     -----      -----
       Other comprehensive income (loss)...............     36       (91)       73       (293)
                                                         -----     -----     -----      -----
Comprehensive income (loss)............................  $(906)    $(179)    $(924)     $  13
                                                         =====     =====     =====      =====

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2003, and for the quarters and six months ended June 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. Our results for all periods presented have been reclassified to reflect our petroleum and coal mining operations as discontinued operations. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

  Significant Accounting Policies

     Our accounting policies are consistent with those discussed in our 2002 Form 10-K, except as follows:

     Accounting for Asset Retirement Obligations. On January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that we record a liability for retirement and removal costs of long-lived assets used in our business. This liability is recorded at its estimated fair value, with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the remaining useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we also record in depreciation, depletion and amortization expense in our income statement. In the first quarter of 2003, we recorded a charge as a cumulative effect of accounting change of approximately $21 million, net of income taxes related to our adoption of SFAS No. 143. We also recorded property, plant and equipment of $111 million and non-current asset retirement obligations of $156 million as of January 1, 2003. Our asset retirement obligations are associated with our natural gas and oil wells and related infrastructure in our Production segment and our natural gas storage wells in our Pipelines segment. We have obligations to plug wells when production on those wells is exhausted, and we abandon them. We currently forecast that these obligations will be met at various times generally over the next 10 years, based on the expected productive lives of the wells and the estimated timing of plugging and abandoning those wells. The net asset retirement liability as of January 1, 2003 and June 30, 2003, reported in other non-current liabilities in our balance sheet, and the changes in the net liability for the six months ended June 30, 2003, were as follows (in millions):

Liability at January 1, 2003................................    $  156
Liabilities settled in 2003.................................       (27)
Accretion expense in 2003...................................         5
Liabilities incurred in 2003................................         1
Changes in estimate.........................................        (7)
                                                                ------
  Net liability at June 30, 2003............................    $  128
                                                                ======

     Our changes in estimate represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas wells and the costs to do so. Had we adopted SFAS No. 143 as of January 1, 2002, our non-current retirement liabilities would have been approximately $130 million as of

January 1, 2002, and our income from continuing operations and net income for the quarter and six months ended June 30, 2002, would have been lower by $2 million and $4 million.

     Accounting for Costs Associated with Exit or Disposal Activities. On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. We applied the provisions of SFAS No. 146 in accounting for restructuring costs we incurred during 2003. For the quarter and six months ended June 30, 2003, we recorded $2 million and $9 million of employee severance costs, less income taxes of less than $1 million and $1 million associated with our discontinued operations, substantially all of which had been paid as of June 30, 2003. As we continue to evaluate our business activities and seek additional cost savings, we expect to incur additional charges that will be evaluated under this accounting standard.

     Accounting for Guarantees. On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that we record a liability for guarantees, including financial performance and fair value guarantees, issued after December 31, 2002, at their fair value when they are issued. There was no initial financial statement impact of adopting this standard.

     Accounting for Regulated Operations. Our natural gas pipelines are subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996, we discontinued the application of regulatory accounting principles under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. We continue to evaluate the application of SFAS No. 71 for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 2002 Form 10-K.

2. DIVESTITURES

     During 2003, we completed or announced the sale of a number of assets and investments in each of our business segments. The gains and losses on these sales reflected below do not include any asset impairments we may have recognized at the time we decided to sell the asset or investment. See Notes 4, 6 and 13 for a discussion of impairments on long-lived assets, assets treated as discontinued operations and investments in unconsolidated affiliates.

                                        PRE-TAX
SEGMENT                   PROCEEDS    GAIN (LOSS)         SIGNIFICANT ASSET AND INVESTMENT DIVESTITURES
-------                   --------   --------------       ---------------------------------------------
                                (IN MILLIONS)
COMPLETED AS OF JUNE 30, 2003
Pipelines                   $ 63          $ 8         - Panhandle gathering system located in Texas
                                                      - 2.1 percent interest in Alliance pipeline and
                                                        related assets
                                                      - Helium processing operations in Oklahoma
                                                      - Sulfur extraction facility
Production                   195            5         - Natural gas and oil properties located in western
                                                        Canada, New Mexico and the Gulf of Mexico
Field Services                94           19         - Gathering systems located in Wyoming
                                                      - Midstream assets in Mid-Continent region
                            ----          ---
  Continuing operations      352(1)        32
                            ----          ---
Discontinued operations      530           49         - Coal reserves and properties in West Virginia,
                                                        Virginia and Kentucky
                                                      - Corpus Christi refinery
                                                      - Florida petroleum terminals and tug and barge
                                                        operations
                                                      - Louisiana lease crude business
                            ----          ---
Total                       $882          $81
                            ====          ===

---------------

(1) Includes $61 million of net proceeds related to the working capital of the assets sold. Working capital is reflected in cash flows from operating activities rather than proceeds from asset sales.

                                        PRE-TAX
SEGMENT                   PROCEEDS    GAIN (LOSS)          SIGNIFICANT ASSET AND INVESTMENT DIVESTITURES
-------                   --------   --------------        ---------------------------------------------
                                (IN MILLIONS)
ANNOUNCED TO DATE(1)
Corporate and Other         $ 28          $(1)        - Aircraft(2)
                                                      - Harbortown development
                            ----          ---
Continuing operations         28           (1)
                            ----          ---
Discontinued operations      332           10         - Petroleum asphalt operations and lease crude
                                                      business(2)
                                                      - Eagle Point refinery and related pipeline assets(3)
                            ----          ---
Total                       $360          $ 9
                            ====          ===

---------------

(1) Amounts on sales that have been announced or are under contract for sale are estimates, subject to customary regulatory approvals, final sale negotiations and other conditions.

(2)These sales were completed in July 2003.

(3) We have entered into a non-binding letter of intent to sell these assets.

     Each period, we evaluate our potential asset sales to determine if any meet the criteria as held for sale or as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The more significant criteria we evaluate are whether:

     - Management, with the authority to approve the sale, commits to a plan to sell the asset;

     - The asset is available for immediate sale in its present condition;

     - An active program to locate a buyer and other actions required to complete the sale have been started; and

     - The sale of the asset is probable and is expected to be completed within one year.

     To the extent that all of these criteria as well as the other requirements of SFAS No. 144 are met, we classify an asset as held for sale or, if appropriate, discontinued operations. For example, El Paso's Board of Directors (or a designated subcommittee of its Board) is required to approve asset dispositions greater than specified thresholds. Unless specific approval is received by its Board (or a designated subcommittee) by the end of a given reporting period to commit to a plan to sell an asset, we would not classify it as held for sale or discontinued operations in that reporting period even if it is management's stated intent to sell the asset. As of December 31, 2002, we had $64 million of long-lived assets classified as held for sale and reflected in current assets in our balance sheet, all of which had been sold as of June 30, 2003. We also had approximately $1.7 billion of assets classified as discontinued operations. See a further discussion of our discontinued operations in Note 6.

     We continue to evaluate assets we may sell in the future. As specific assets are identified for sale, we will be required to record them at the lower of fair value or historical cost. This may require us to assess them for possible impairment. The amounts of the impairment charges, if any, will generally be based on estimates of the expected fair value of the assets as determined by market data obtained through the sales process or by assessing the probability weighted cash flows of the asset. For a discussion of impairment charges incurred on our long-lived assets, see Note 4; for our impairments related to our discontinued operations, see Note 6; and for impairments on our investments in unconsolidated affiliates, see Note 13.

     In February 2002, we sold CIG Trailblazer Gas Company, L.L.C., a company which owned pipeline expansion rights, to a third party. Our Pipelines segment recorded a gain on this sale of approximately $11 million.

     In March 2002, we sold natural gas and oil properties to El Paso and to third parties. Net proceeds from these sales were approximately $500 million. We did not recognize a gain or loss on these sales because we apply the full cost method of accounting for our oil and natural gas operations (which requires that gains or losses on property sales are only recognized in certain circumstances).

     In May and June 2002, we completed sales of natural gas and oil properties, a natural gas gathering system and a natural gas plant. Net proceeds from these sales were approximately $325 million. We recognized a gain on long-lived assets of $10 million, $6 million after taxes, on the natural gas gathering system and the plant.

3. CEILING TEST CHARGES

     Under the full cost method of accounting for natural gas and oil properties, we perform quarterly ceiling tests to determine whether the carrying value of natural gas and oil properties exceeds the present value of future net revenues, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, net of related income tax effects.

     For the quarter and six months ended June 30, 2003, our ceiling test charges were less than $1 million. For the six months ended June 30, 2002, we recorded ceiling test charges of $243 million, of which $10 million was charged during the first quarter and $233 million during the second quarter. The charges include $226 million for our Canadian full cost pool, $10 million for our Brazilian full cost pool and $7 million for other international production operations. These write-downs were based upon the daily posted natural gas and oil prices as of June 30, 2002, adjusted for oil field or natural gas gathering hub and wellhead price differences, as appropriate. The charge for our Canadian full cost pool primarily resulted from a low daily posted price for natural gas at the end of the second quarter of 2002, which was approximately $1.43 MMBtu.

     We use financial instruments to hedge against the volatility of natural gas and oil prices. The impact of these hedges was considered in determining our ceiling test charges and will be factored into future ceiling test calculations. The charges for our international cost pools would not have changed had the impact of our hedges not been included in calculating our 2002 ceiling test charges since we do not significantly hedge our international production activities. However, we would have incurred an additional charge of $28 million related to our United States full cost pool.

4. GAIN ON LONG-LIVED ASSETS

     Our gain on long-lived assets from continuing operations consists of net realized gains and losses on sales of long-lived assets and impairments of long-lived assets, and was as follows:

                                                       QUARTER ENDED     SIX MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                       --------------    ----------------
                                                        2003    2002      2003      2002
                                                       ------   -----    ------     -----
                                                                 (IN MILLIONS)
Net realized gain....................................  $  30     $10     $  31       $21
Asset impairments(1).................................     (5)     --       (14)       --
                                                       -----     ---     -----       ---
  Gain on long-lived assets..........................  $  25     $10     $  17        21
                                                       =====     ===     =====       ===

---------------

(1) These amounts exclude approximately $987 million and $1.3 billion of asset impairments for the quarter and six months ended June 30, 2003, related to our petroleum operations that were reclassified as discontinued operations.

Net Realized Gain

     Our 2003 net realized gains were primarily related to the sales of the Mid-Continent midstream assets in our Field Services segment, the Table Rock sulfur extraction facility in our Pipelines segment and non-full cost pool assets in our Production segment. Our 2002 net realized gains were primarily related to the sales of pipeline expansion rights in our Pipelines segment and the sale of the Dragon Trail processing plant in our Field Services segment.

Asset Impairments

     We are required to test assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. One triggering event is the expectation that it is more likely than not that we will sell or dispose of the asset before the end of its estimated useful life. Based on El Paso's intent to dispose of a number of our assets, we tested those assets for recoverability during the first and second quarters of 2003. As a result of these assessments, we recognized impairments of $5 million in the second quarter of 2003 and $14 million for the first six months of 2003 in our Production segment related to non-full cost assets in Canada. For additional asset impairments on our discontinued operations and investments in unconsolidated affiliates, see Notes 6 and 13.

5. OTHER EXPENSES

     Other expenses for the quarter and six months ended June 30, 2002, were $8 million and $150 million. Included in other expenses for the six months ended June 30, 2002 was a $90 million steam contract termination fee paid to our Eagle Point refinery (in the petroleum division) by our Eagle Point Cogeneration facility (in our global power division of our Merchant Energy segment) in the first quarter of 2002. These amounts were eliminated in consolidation since the income associated with the petroleum division is reflected in discontinued operations while the power division's expense is included as part of our Merchant Energy's segment results. In the first six months of 2002, other expenses also included $52 million of minority interest in our consolidated subsidiaries.

6. DISCONTINUED OPERATIONS

 Petroleum Operations

     In June 2003, El Paso's Board of Directors authorized the sale of substantially all of our petroleum operations, including our Aruba refinery, our Unilube blending operations, our domestic and international terminalling facilities and our petrochemical and chemical plants. The Board's actions were in addition to previous actions taken when they approved the sales of our Eagle Point refinery, our asphalt business and our lease crude operations. Based on our intent to dispose of these operations, we were required to adjust these assets to their estimated fair value. As a result, we recognized a pre-tax charge of approximately $987 million during the second quarter of 2003 related to our petroleum and chemical assets. This charge was in addition to the $350 million pre-tax impairment charge recognized during the first quarter of 2003 when El Paso announced its intent to sell our Eagle Point refinery and several chemical assets. These impairments were based on a comparison of the carrying value of the underlying assets to their estimated fair value. Our fair value estimates were based on preliminary market data obtained through the early stages of the sales process and an analysis of expected discounted cash flows. The magnitude of these charges was impacted by a number of factors, including the nature of the assets and our established time frame for completing the sales, among other factors. Our petroleum operations and assets were historically included in our Merchant Energy segment, and we reclassified these assets and operations from Merchant Energy to discontinued operations for all periods presented in these financial statements. We will also be required to reflect these assets as discontinued operations in our annual periods that were previously reported in our 2002 Form 10-K.

     Of our second quarter 2003 impairment charge on our Aruba refinery, approximately $50 million relates to a portion of the facility we lease under an operating lease. During the second quarter, we amended this lease to provide a full guarantee to all the parties who invested in the lessors. As a result, we consolidated the lessor during the second quarter of 2003, increasing our total fixed assets by $370 million (prior to impairment) and our long-term debt by $370 million. As a result of El Paso's intent to exit substantially all of our petroleum operations, these leased assets and associated debt were also reclassified as discontinued operations. Our $50 million impairment charge was based on the cost of these fixed assets relative to their estimated fair value.

     In the second quarter of 2003, we entered into a product offtake agreement for the sale of a number of the products produced at our Aruba refinery. As a result of this contract, the buyer became the single largest customer of our Aruba refinery, purchasing approximately 75 percent of the products produced at that plant.

The agreement is for one year with two one-year extensions at the buyer's option. We have the right to terminate the agreement when the refinery is sold.

 Coal Mining Operations

     In the latter part of 2002 and the first quarter of 2003, we sold our coal mining operations. These operations consisted of fifteen active underground and two surface mines located in Kentucky, Virginia and West Virginia. Following the authorization of the sale by our Board of Directors, we compared the carrying value of the underlying assets to our estimated sales proceeds, net of estimated selling costs, based on bids received in the sales process. Because this carrying value was higher than our estimated net sales proceeds, we recorded an impairment charge of $148 million in our total loss from discontinued operations in the second quarter of 2002.

     Our petroleum operations and our coal mining operations, which were historically included in our Merchant Energy segment, have been reclassified as discontinued operations in our financial statements for all of the historical periods presented. We will also be required to reflect them as discontinued operations for all historical annual periods previously reported in our 2002 Form 10-K. In addition, we reclassified all of the assets and liabilities of our petroleum operations as of June 30, 2003 to other current assets and liabilities. The summarized financial results and financial position data of discontinued operations were as follows:

  Operating Results

                                                             QUARTER ENDED JUNE 30,
                                                     ---------------------------------------
                                                       PETROLEUM      COAL MINING     TOTAL
                                                     --------------   ------------   -------
                                                                  (IN MILLIONS)
  2003
  Revenues.........................................     $ 1,525           $ --       $ 1,525
  Costs and expenses...............................      (1,623)            --        (1,623)
  Loss on long-lived assets........................        (990)            --          (990)
  Other expense....................................         (21)            --           (21)
  Interest and debt expense........................          (4)            --            (4)
                                                        -------           ----       -------
  Loss before income taxes.........................      (1,113)            --        (1,113)
  Income taxes.....................................        (197)            --          (197)
                                                        -------           ----       -------
  Loss from discontinued operations, net of income
     taxes.........................................     $  (916)          $ --       $  (916)
                                                        =======           ====       =======

  2002
  Revenues.........................................     $ 1,197           $101       $ 1,298
  Costs and expenses...............................      (1,261)           (68)       (1,329)
  Gain (loss) on long-lived assets.................           2           (148)         (146)
  Other income (expense)...........................          (2)             6             4
  Interest and debt expense........................         (10)            --           (10)
                                                        -------           ----       -------
  Loss before income taxes.........................         (74)          (109)         (183)
  Income taxes.....................................         (25)           (42)          (67)
                                                        -------           ----       -------
  Loss from discontinued operations, net of income
     taxes.........................................     $   (49)          $(67)      $  (116)
                                                        =======           ====       =======

                                                            SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------------
                                                       PETROLEUM      COAL MINING     TOTAL
                                                     --------------   ------------   -------
                                                                  (IN MILLIONS)
  2003
  Revenues.........................................     $ 3,704           $ 27       $ 3,731
  Costs and expenses...............................      (3,767)           (21)       (3,788)
  Loss on long-lived assets........................      (1,286)            (3)       (1,289)
  Other income (expense)...........................         (14)             1           (13)
  Interest and debt expense........................          (4)            --            (4)
                                                        -------           ----       -------
  Income (loss) before income taxes................      (1,367)             4        (1,363)
  Income taxes.....................................        (226)             1          (225)
                                                        -------           ----       -------
  Income (loss) from discontinued operations, net
     of income taxes...............................     $(1,141)          $  3       $(1,138)
                                                        =======           ====       =======

  2002
  Revenues.........................................     $ 2,062          $ 168       $ 2,230
  Costs and expenses...............................      (2,099)          (164)       (2,263)
  Gain (loss) on long-lived assets.................           2           (148)         (146)
  Other income.....................................          94              6           100
  Interest and debt expense........................         (13)            --           (13)
                                                        -------          -----       -------
  Income (loss) before income taxes................          46           (138)          (92)
  Income taxes.....................................          16            (52)          (36)
                                                        -------          -----       -------
  Income (loss) from discontinued operations, net
     of income taxes...............................     $    30          $ (86)      $   (56)
                                                        =======          =====       =======

  Financial Position Data

                                                                  JUNE 30, 2003
                                                     ---------------------------------------
                                                       PETROLEUM      COAL MINING     TOTAL
                                                     --------------   ------------   -------
                                                                  (IN MILLIONS)
Assets of discontinued operations
  Accounts and notes receivables...................     $   423          $  --       $   423
  Inventory........................................         435             --           435
  Other current assets.............................          66             --            66
  Property, plant and equipment, net...............         673             --           673
  Other non-current assets.........................         114             --           114
                                                        -------          -----       -------
     Total assets..................................     $ 1,711          $  --       $ 1,711
                                                        =======          =====       =======
Liabilities of discontinued operations
  Accounts payable.................................     $   394          $  --       $   394
  Other current liabilities........................         129             --           129
  Notes payable....................................         370             --           370
  Environmental remediation reserve................          36             --            36
                                                        -------          -----       -------
     Total liabilities.............................     $   929          $  --       $   929
                                                        =======          =====       =======

                                                                DECEMBER 31, 2002
                                                      --------------------------------------
                                                        PETROLEUM      COAL MINING    TOTAL
                                                      --------------   ------------   ------
                                                                  (IN MILLIONS)
Assets of discontinued operations
  Accounts and notes receivables....................      $1,229           $ 29       $1,258
  Inventory.........................................         635             14          649
  Other current assets..............................          80              1           81
  Property, plant and equipment, net................       1,950             46        1,996
  Other non-current assets..........................          65             16           81
                                                          ------           ----       ------
     Total assets...................................      $3,959           $106       $4,065
                                                          ======           ====       ======
Liabilities of discontinued operations
  Accounts payable..................................      $1,154           $ 20       $1,174
  Other current liabilities.........................         180              5          185
  Environmental remediation reserve.................          86             15          101
  Other non-current liabilities.....................           1             --            1
                                                          ------           ----       ------
     Total liabilities..............................      $1,421           $ 40       $1,461
                                                          ======           ====       ======

7. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     On January 1, 2003, we adopted SFAS No. 143. As a result, we recorded a cumulative effect of an accounting change of approximately $21 million, net of income taxes (see Note 1).

     In the second quarter of 2002, we also adopted DIG Issue No. C-16, Scope
Exceptions: Applying the Normal Purchases and Sales Exception to Contracts that Combine a Forward Contract and Purchased Option Contract. One of our unconsolidated affiliates, the Midland Cogeneration Venture Limited Partnership, recognized a gain on one fuel supply contract upon adoption of this new rule, and we recorded a gain of $14 million, net of income taxes, as a cumulative effect of an accounting change in our income statement for our proportionate share of this gain.

8. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of our price risk management assets and liabilities as of June 30, 2003 and December 31, 2002:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                                   (IN MILLIONS)
Net assets (liabilities)
  Trading contracts(1)......................................   $ (13)       $  (6)
  Non-trading contracts
     Derivatives designated as hedges.......................    (191)        (143)
     Other derivatives......................................     960          968
                                                               -----        -----
  Net assets from price risk management activities(2).......   $ 756        $ 819
                                                               =====        =====

---------------

(1) Trading contracts are derivative contracts that historically have been entered into for purposes of generating a profit or benefiting from movements in market prices.

(2) Net assets from price risk management activities include current and non-current assets and current and non-current liabilities from price risk management activities on the balance sheet.

     As of June 30, 2003, other derivatives include $960 million of derivative contracts associated with our power restructuring activities at our Eagle Point Cogeneration and our Capitol District Energy Center Cogeneration Associates facilities. For a further discussion of our power restructuring activities, see our 2002 Form 10-K.

9. INVENTORY

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                                   (IN MILLIONS)
Current
  Materials and supplies and other(1).......................    $63          $62
Non-current
  Turbines(2)...............................................     20           20
                                                                ---          ---
          Total inventory...................................    $83          $82
                                                                ===          ===

---------------

(1) As a result of El Paso's intent to dispose of our petroleum and chemical assets, inventory balances totalling $435 million and $635 million as of June 30, 2003 and December 31, 2002, have been reclassified as assets of discontinued operations (see Note 6).
(2) We record these amounts as other non-current assets in our balance sheet.

10. DEBT AND OTHER CREDIT FACILITIES

     We had $560 million and $369 million of current maturities of long-term debt at June 30, 2003, and December 31, 2002.

  Credit Facilities

     In April 2003, El Paso removed us as a borrower under the $1 billion 3-year revolving credit and competitive advance facility, and as such, we are no longer jointly and severally liable for any amounts outstanding under that facility. In addition, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. This facility replaces its previous $3 billion 364-day revolving credit facility. In addition, approximately $1 billion of other financing arrangements were amended to conform their obligations to the new $3 billion revolving credit facility. The $3 billion revolving credit facility and these other financing arrangements are collateralized, along with other assets of El Paso, including our equity in ANR Pipeline Company (ANR), Wyoming Interstate Company Ltd. (WIC), ANR Storage Company and our equity in the companies that own the assets that collateralize the Clydesdale financing arrangement discussed below.

     As of June 30, 2003, El Paso maintained a $1 billion revolving credit facility, which expired on August 4, 2003.

  Long-Term Debt Obligations

     During 2003, we have entered into and retired several debt financing obligations:

                                                                           NET
                                              INTEREST                 PROCEEDS(1)/
   DATE        COMPANY          TYPE            RATE       PRINCIPAL     PAYMENTS     DUE DATE
   ----        -------          ----          --------     ---------   ------------   --------
                                                                (IN MILLIONS)
Issuance
  March      ANR           Senior notes        8.875%        $300          $288         2010

Retirements
  January    El Paso CGP   Long-term debt      Various       $ 57          $ 57
  February   El Paso CGP   Long-term debt       4.49%         240           240
                                                             ----          ----
                        Retirements through June 30, 2003     297           297
                                                             ----          ----
  July       El Paso CGP   Notes            Floating rate     200           200
  August     El Paso CGP   Senior               9.75%         102           102
                           debentures
                                                             ----          ----
                                                             $599          $599
                                                             ====          ====

---------------

(1) Net proceeds were primarily used to repay maturing long-term debt, redeem preferred interests of consolidated subsidiaries, repay short-term borrowings and other financing obligations and for other general corporate and investment purposes.

  Restrictive Covenants

     We have entered into debt instruments and guaranty agreements that contain covenants such as limitations on debt levels, limitations on liens securing debt and guarantees, limitations on mergers and on sales of assets, capitalization requirements and dividend limitations. A breach of any of these covenants could accelerate our debt and other financial obligations and that of our subsidiaries.

     One of the most significant debt covenants is that we must maintain a minimum net worth of $1.2 billion. If breached, the amounts guaranteed by the guaranty agreement could be accelerated. The guaranty agreement also has a $30 million cross-acceleration provision.

     In addition, we have indentures associated with our public debt that contain cross-acceleration provisions in the event of defaults greater than $5 million.

     As part of El Paso's $3 billion revolving credit facility, our subsidiaries, ANR and, upon the maturity of El Paso's Clydesdale financing transaction, Colorado Interstate Gas Company (CIG), cannot incur incremental debt if the incurrence of this incremental debt would cause their debt to EBITDA ratio (as defined in El Paso's new revolving credit facility agreement) for that particular company to exceed 5 to 1. Additionally, the proceeds from the issuance of debt by the pipeline company borrowers can only be used for maintenance and expansion capital expenditures or investments in other FERC-regulated assets, to fund working capital requirements, or to refinance existing debt.

     As of June 30, 2003, we were in compliance with these covenants.

  Other Financing Arrangements

     The equity in some of our assets, along with other El Paso assets, collateralize a financing arrangement established by El Paso referred to as Clydesdale. In April 2003, El Paso restructured the Clydesdale financing arrangement into a new term loan that amortizes in equal quarterly amounts of $100 million over the next two years, and guaranteed the third party equity. These actions resulted in the consolidation of the term loan by El Paso in the second quarter of 2003. The term loan remains collateralized by the assets currently supporting the Clydesdale transaction, consisting of a production payment from us, various natural gas and oil properties and our equity in CIG. El Paso repaid $100 million of this term loan in May 2003. As of June 30, 2003, the balance owed to third parties under the Clydesdale financing arrangement was $643 million. In August 2003, El Paso made a quarterly principal payment of $100 million on this term loan.

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

     Will Price (formerly Quinque). A number of our subsidiaries were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2003, we had approximately $31 million accrued for all outstanding legal matters. Approximately $5 million of the accrual was related to discontinued petroleum operations.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2003, we had accrued approximately $150 million, including approximately $149 million for expected remediation costs at current and former operated sites and associated onsite, offsite and groundwater technical studies, and approximately $1 million for related environmental legal costs, which we anticipate incurring through 2027. Approximately $45 million of the accrual was related to discontinued petroleum operations.

     The high end of our reserve estimate was approximately $236 million and the low end was approximately $139 million. The estimate of $139 million represents a combination of two estimating methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($44 million). Second, where the more likely outcome cannot be estimated, a range of costs is established ($95 million to $192 million) and the lower end of the range has been accrued. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

                                                              JUNE 30, 2003
                                                              -------------
SITES                                                          LOW    HIGH
-----                                                         -----   -----
                                                              (IN MILLIONS)
Operating...................................................  $105    $164
Non-operating...............................................    29      64
Superfund...................................................     5       8

     Below is a reconciliation of our accrued liability as of June 30, 2003 (in millions):

Balance as of January 1, 2003...............................  $171
Additions/adjustments for remediation activities............   (12)
Payments for remediation activities.........................   (13)
Other changes, net..........................................     4
                                                              ----
Balance as of June 30, 2003.................................  $150
                                                              ====

     In addition, we expect to make capital expenditures for environmental matters of approximately $199 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $27 million.

     Coastal Eagle Point. From May 1999 to March 2001, our Coastal Eagle Point Oil Company received several Administrative Orders and Notices of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection (DEP). All of the assessments are related to alleged noncompliance with the New Jersey Air Pollution Control Act (the Act) pertaining to excess emissions from the first quarter 1998 through the fourth quarter 2000 reported by our Eagle Point refinery in Westville, New Jersey. The DEP has assessed penalties totaling approximately $1.3 million for these alleged violations. The DEP has indicated a willingness to accept a reduced penalty and a supplemental environmental project. Our Eagle Point refinery has been granted an administrative hearing on issues raised by the assessments. Subsequently DEP assessed an additional $118,000 in penalties for alleged noncompliance with the Act. On February 24, 2003, EPA Region 2 issued a Compliance Order based on a 1999 EPA inspection of the refinery's leak detection and repair (LDAR) program. Alleged violations include failure to monitor all components, and failure to timely repair leaking components. During an August 2000 follow-up inspection, the EPA confirmed our Eagle Point refinery had improved its implementation of the program. The Compliance Order requires documentation of compliance with the program. We met with the EPA and DEP in March 2003 to discuss the Order and the possibility for a global settlement pursuant to the EPA's refinery enforcement initiative. Global settlements involving other refiners have included civil penalties and addressed LDAR as well as new source review, the benzene standard, and the standard for combustion of refinery fuel gas. On April 25, 2003, our Eagle Point refinery sent a letter to the EPA committing to global settlement discussions, which are ongoing. Our Eagle Point refinery expects to resolve both the DEP assessments and the EPA refinery initiative issues.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 27 active sites under the Comprehensive Environmental Response, Compensation and Liability Act

(CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2003, we have estimated our share of the remediation costs at these sites to be between $5 million and $8 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for operating sites.

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

  Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate Policy.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that sought comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into those transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. El Paso's pipelines and others filed comments on the NOI.

     In July 2003, the FERC issued modifications to its negotiated rate policy applicable to interstate natural gas pipelines. The new policy has two primary changes. First, the FERC will no longer permit the pricing of negotiated rates based on natural gas commodity price indices, although it will permit current contracts negotiated on that basis to continue until the end of the applicable contract period. Second, the FERC is imposing new filing requirements on pipelines to ensure the transparency of negotiated rate transactions.

     Interim Rule on Cash Management. In August 2002, the FERC issued a NOPR proposing, inter alia, that all cash management or money pool arrangements between a FERC-regulated subsidiary and its non-FERC regulated parent be in writing and that, as a condition of participating in such an arrangement, the FERC-regulated entity maintain a minimum proprietary capital balance of 30 percent and both it and its parent maintain investment grade credit ratings. After receiving written comments and hearing industry participants' concerns at a public conference in September 2002, the FERC issued an Interim Rule on Cash Management on June 26, 2003, which did not adopt the proposed limitations on entry into or participating in cash management programs. Instead, the Interim Rule requires natural gas companies to maintain up-to-date documentation authorizing the establishment of the cash management programs in which they participate and supporting all deposits into, borrowings and interest from, and interest expense paid to such programs.

     The Interim Rule also seeks comments on a proposed reporting requirement that a FERC-regulated entity file cash management agreements and any changes thereto within ten days and that it notify the Commission within five days when its proprietary capital ratio falls below 30 percent (i.e., its long-term debt-to-equity ratio rises above 70 percent) and when it subsequently returns to or exceeds 30 percent. We filed comments on the Interim Rule on August 7, 2003.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     FERC Inquiry. On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for us and our pipeline affiliates to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes will be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003. On April 2, 2003, we received an additional request for information, to which we fully responded on April 15, 2003.

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

  Other

     Economic Conditions in the Dominican Republic. Recent developments in the economic and financial situation in the Dominican Republic have led to a devaluation of the Dominican peso of approximately 77 percent versus the U.S. dollar since January 2003 (through June 30, 2003) and an increase in the local inflation rate of approximately 25 percent for the same period. A stand-by agreement with the IMF is expected to receive final approval of the IMF Board in August. The Dominican government maintains that the accord, which should hopefully lead to some $1.2 billion in disbursements from multilaterals over the next 24 months, will serve to restore consumer and investor confidence, stabilize the exchange rate and pave the way to economic recovery. The initial disbursement of the funds is not anticipated until early September of 2003.

     We have investments in power projects in the Dominican Republic with an aggregate exposure, including financial guarantees, of approximately $104 million. We own a 48.33 percent interest in a 67 megawatt heavy fuel oil fired project known as the CEPP project. We also own a 24.99 percent interest in a 513 megawatt power generating complex known as Itabo. As a consequence of economic conditions described above and due to their inability to pass through higher energy prices to their consumers, the local distribution companies that purchase the electrical output of these facilities have been delinquent in their payments to CEPP and Itabo, as well as the other generating facilities in the Dominican Republic since April 2003. The failure to pay generators has resulted in the inability of the generators to purchase fuel required for the production of energy which has caused significant energy shortfalls in the country. We currently believe that the economic difficulties in the Dominican Republic will not have a material adverse effect on our investments, but we will continue to monitor those conditions and are working with the government and the local distribution companies to resolve these issues.

12. SEGMENT INFORMATION

     We segregate our business activities into four operating segments:
Pipelines, Production, Field Services and Merchant Energy. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology, operational and marketing strategies. We reclassified our historical coal mining operation in the second quarter of 2002 and our petroleum and chemical operations in the second quarter of 2003 from our Merchant Energy segment to discontinued operations in our financial statements. Merchant Energy's operating results for all periods presented reflect this change.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. We exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. As a result, we believe EBIT, which includes the results of both these consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The reconciliations of EBIT to income (loss) from continuing operations are presented below:

                                                      QUARTERS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,           JUNE 30,
                                                      --------------    ----------------
                                                      2003     2002     2003       2002
                                                      -----   ------    -----     ------
                                                                (IN MILLIONS)
Total EBIT..........................................  $165    $ 136     $478      $ 749
Interest and debt expense...........................  (100)    (104)    (199)      (207)
Affiliated interest expense, net....................    (7)      (2)     (14)        (6)
Distributions on preferred interests of consolidated
  subsidiaries......................................    (7)     (11)     (14)       (21)
Income taxes........................................   (77)      (5)     (89)      (167)
                                                      ----    -----     ----      -----
     Income (loss) from continuing operations.......  $(26)   $  14     $162      $ 348
                                                      ====    =====     ====      =====

     The following tables reflect our segment results as of and for the periods ended June 30 (in millions):

                                                                 QUARTER ENDED JUNE 30,
                                           -------------------------------------------------------------------
                                                                     FIELD     MERCHANT   CORPORATE &
                                           PIPELINES   PRODUCTION   SERVICES    ENERGY     OTHER(1)     TOTAL
                                           ---------   ----------   --------   --------   -----------   ------
2003
Revenues from external customers.........    $209         $221        $ 87       $ 67        $ 26       $  610
Intersegment revenues....................      --           33          12         (7)        (38)          --
Operating income (loss)..................    $ 89         $ 83        $ 27       $ 20        $ (6)      $  213
Earnings (losses) from unconsolidated
  affiliates.............................      16           (1)        (79)        10          --          (54)
Other income.............................       1           --          --          4           4            9
Other expense............................      --           --          --         (3)         --           (3)
                                             ----         ----        ----       ----        ----       ------
EBIT.....................................    $106         $ 82        $(52)      $ 31        $ (2)      $  165
                                             ====         ====        ====       ====        ====       ======
2002
Revenues from external customers.........    $211         $298        $103       $107(2)     $ 39       $  758
Intersegment revenues....................      13           32          10          6(2)      (61)          --
Operating income (loss)..................    $ 85         $(76)       $ 27       $ 70        $(13)      $   93
Earnings (losses) from unconsolidated
  affiliates.............................      24           (2)         --         14          --           36
Other income.............................       6           --          --          8           1           15
Other expense............................      (1)          --          --         (3)         (4)          (8)
                                             ----         ----        ----       ----        ----       ------
EBIT.....................................    $114         $(78)       $ 27       $ 89        $(16)      $  136
                                             ====         ====        ====       ====        ====       ======

                                                                SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------
                                                                     FIELD     MERCHANT   CORPORATE &
                                           PIPELINES   PRODUCTION   SERVICES    ENERGY     OTHER(1)     TOTAL
                                           ---------   ----------   --------   --------   -----------   ------
2003
Revenues from external customers.........    $501         $470        $201      $  124       $  52      $1,348
Intersegment revenues....................      --           57          25          (8)        (74)         --
Operating income (loss)..................    $242         $180        $ 38      $   29       $  (8)     $  481
Earnings (losses) from unconsolidated
  affiliates.............................      39            1         (79)         24          --         (15)
Other income.............................       2            1          --           8           7          18
Other expense............................      (4)          --          --          (2)         --          (6)
                                             ----         ----        ----      ------       -----      ------
EBIT.....................................    $279         $182        $(41)     $   59       $  (1)     $  478
                                             ====         ====        ====      ======       =====      ======
2002
Revenues from external customers.........    $468         $665        $193      $1,063(2)    $  66      $2,455
Intersegment revenues....................      20           54          21          10(2)     (105)         --
Operating income (loss)..................    $228         $ 82        $ 32      $  471       $ (26)     $  787
Earnings from unconsolidated
  affiliates.............................      56           --          --          28          --          84
Other income.............................       9           --          --          15           4          28
Other expense............................      (1)          --          --        (144)         (5)       (150)
                                             ----         ----        ----      ------       -----      ------
EBIT.....................................    $292         $ 82        $ 32      $  370       $ (27)     $  749
                                             ====         ====        ====      ======       =====      ======

---------------
(1) Includes our Corporate and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the "Other" column, to remove intersegment transactions.

(2) Merchant Energy revenues were restated on July 1, 2002 due to the adoption of a consensus reached on Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities, which requires us to report all physical sales of energy commodities in our energy trading activities on a net basis as a component of revenues. See our 2002 Form 10-K regarding the adoption of EITF Issue No. 02-3.

     Total assets by segment are presented below:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                                   (IN MILLIONS)
Pipelines...................................................  $ 5,269      $ 5,175
Production..................................................    4,625        4,370
Field Services..............................................      237          417
Merchant Energy.............................................    2,375        2,446
Corporate and other.........................................      698          760
                                                              -------      -------
          Total segment assets..............................   13,204       13,168
Discontinued operations.....................................    1,711        4,065
                                                              -------      -------
          Total consolidated assets.........................  $14,915      $17,233
                                                              =======      =======

13. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

     We hold investments in affiliates which we account for using the equity method of accounting. Summarized financial information of our proportionate share of unconsolidated affiliates below includes affiliates in which we hold an interest of 50 percent or less, as well as those in which we hold a greater than 50 percent interest. Our proportional share of the net income of the unconsolidated affiliates in which we hold a greater than 50 percent interest was $2 million and $6 million for the quarters ended, and $9 million and $18 million for the six months ended, June 30, 2003 and 2002.

                                                        QUARTERS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,
                                                        ---------------   ----------------
                                                         2003     2002    2003       2002
                                                        ------   ------   -----      -----
                                                                  (IN MILLIONS)
Operating results data:
  Operating revenues..................................   $206     $220    $399       $358
  Operating expenses..................................    148      146     281        230
  Income from continuing operations...................     19       32      53         73
  Net income..........................................     19       32      53         73

     Our income statement reflects our earnings (losses) from unconsolidated affiliates. This amount includes income or losses directly attributable to the net income or loss of our equity investments as well as impairments and other adjustments to income we record. For the quarter ended June 30, 2003, we recorded impairment charges of $80 million related to our investments in Dauphin Island Gathering Partners and Mobile Bay Processing Partners in the Field Services segment due to our anticipation of incurring a loss from selling our interests in these investments.

  Related Party Transactions

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. See Note 11 for further discussion on the FERC's Interim Rule on Cash Management. As of June 30, 2003, and December 31, 2002, we had borrowed $1,602 million and $2,374 million. The market rate of interest as of June 30, 2003, and December 31, 2002, was 1.3% and 1.5%. In addition, we had a demand note receivable with El Paso of $231 million and $199 million at June 30, 2003, and December 31, 2002. The interest rate for this demand note receivable was 1.8% at June 30, 2003, and 2.2% at December 31, 2002.

     At June 30, 2003, and December 31, 2002, we had current accounts and notes receivable from related parties of $300 million and $322 million. These balances were incurred in the normal course of our business. In addition, we had a non-current note receivable from a related party of $235 million and $126 million included in other non-current assets at June 30, 2003, and at December 31, 2002.

     At June 30, 2003, and December 31, 2002, we had other accounts payable to related parties of $96 million and $87 million. These balances were incurred in the normal course of business.

     In March 2002, we acquired assets with a net book value, net of deferred taxes, of approximately $8 million from El Paso.

     Also, in March 2002, we sold natural gas and oil properties to El Paso. Net proceeds from these sales were $404 million, and we did not recognize a gain or loss on the properties sold. The proceeds exceeded the net book value by $32 million, and we recorded these proceeds as an increase to paid-in-capital.

     We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows revenues, income and expenses incurred between us and our unconsolidated affiliates and El Paso's subsidiaries for the periods ended June 30:

                                                        QUARTER ENDED   SIX MONTHS ENDED
                                                          JUNE 30,          JUNE 30,
                                                        -------------   ----------------
                                                        2003    2002    2003       2002
                                                        -----   -----   -----      -----
                                                                 (IN MILLIONS)
Revenues..............................................  $337    $337    $580       $816
Cost of sales.........................................    29      57      67        106
Charges from affiliates...............................   102      93     205        203
Other income..........................................     1       2       3          3

14. NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of June 30, 2003, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

Amendment of Statement 133 Derivative Instruments and Hedging Activities

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to incorporate the interpretations of the Derivatives Implementation Group (DIG) and also makes several minor modifications to the definition of a derivative as it was defined in SFAS No.
133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe there will be any initial impact of adopting this standard.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides guidance on the classification of financial instruments as equity, as liabilities, or as both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning July 1, 2003. Based on our preliminary assessment of the standard, we believe its provisions will require us to reclassify our Coastal Finance I preferred interests (currently classified as preferred interests of consolidated subsidiaries) as liabilities beginning July 1, 2003. As of June 30, 2003, the Coastal Finance I balance was $300 million.

Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk and/or a controlling financial interest in the entity. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. The provisions of FIN No. 46 are effective for all variable interest entities created after January 31, 2003, and are effective on July 1, 2003, for all variable interest entities created before January 31, 2003.

     Upon adoption of this standard on July 1, 2003, we will be required to consolidate the preferred equity holder of one of our consolidated subsidiaries, Coastal Securities Company Limited. The impact of this consolidation will be an increase in long-term debt and a decrease in preferred interests in consolidated subsidiaries by $100 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2002 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q.

                                SEGMENT RESULTS

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. We exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. As a result, we believe EBIT, which includes the results of both these consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income (loss) for the periods ended June 30:

                                                    QUARTER ENDED   SIX MONTHS ENDED
                                                      JUNE 30,          JUNE 30,
                                                    -------------   -----------------
                                                    2003    2002     2003      2002
                                                    -----   -----   -------   -------
                                                              (IN MILLIONS)
Operating revenues................................  $ 610   $ 758   $ 1,348   $ 2,455
Operating expenses................................   (397)   (665)     (867)   (1,668)
                                                    -----   -----   -------   -------
  Operating income................................    213      93       481       787
Earnings (losses) from unconsolidated
  affiliates......................................    (54)     36       (15)       84
Other income......................................      9      15        18        28
Other expenses....................................     (3)     (8)       (6)     (150)
                                                    -----   -----   -------   -------
  EBIT............................................    165     136       478       749
Interest and debt expense.........................   (100)   (104)     (199)     (207)
Affiliated interest expense, net..................     (7)     (2)      (14)       (6)
Distributions on preferred interests of
  consolidated subsidiaries.......................     (7)    (11)      (14)      (21)
Income taxes......................................    (77)     (5)      (89)     (167)
                                                    -----   -----   -------   -------
  Income (loss) from continuing operations........    (26)     14       162       348
Discontinued operations, net of income taxes......   (916)   (116)   (1,138)      (56)
Cumulative effect of accounting changes, net of
  income taxes....................................     --      14       (21)       14
                                                    -----   -----   -------   -------
  Net income (loss)...............................  $(942)  $ (88)  $  (997)  $   306
                                                    =====   =====   =======   =======

OVERVIEW OF RESULTS OF OPERATIONS

     Below are our results of operations (as measured by EBIT) by segment. Our four operating segments -- Pipelines, Production, Field Services and Merchant Energy -- provide a variety of energy products and services. They are managed separately as each business unit requires different technology, operational and marketing strategies. We reclassified our historical coal mining operation in the second quarter of 2002 and our petroleum and chemical operations in the second quarter of 2003 from our Merchant Energy segment to discontinued operations in our financial statements. Merchant Energy's results for all periods presented reflect this change. For a further discussion of charges and other income and expense items impacting the results below, see Item 1, Notes 1 through 6 and 13.

                                                     QUARTER ENDED     SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                     -------------     -----------------
EBIT BY SEGMENT                                      2003     2002      2003       2002
---------------                                      ----     ----     ------     ------
                                                                (IN MILLIONS)
Pipelines........................................    $106     $114      $279       $292
Production.......................................      82      (78)      182         82
Field Services...................................     (52)      27       (41)        32
Merchant Energy..................................      31       89        59        370
                                                     ----     ----      ----       ----
  Segment EBIT...................................     167      152       479        776
Corporate and other..............................      (2)     (16)       (1)       (27)
                                                     ----     ----      ----       ----
  Consolidated EBIT..............................    $165     $136      $478       $749
                                                     ====     ====      ====       ====

PIPELINES

     Our Pipelines segment holds our interstate transmission businesses. For a further discussion of the business activities of our Pipelines segment, see our 2002 Form 10-K. Results of our Pipelines segment operations were as follows for the periods ended June 30:

                                                 QUARTER ENDED       SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                               -----------------     -----------------
PIPELINE SEGMENT RESULTS                        2003       2002       2003       2002
------------------------                       ------     ------     ------     ------
                                                (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues...........................  $  209     $  224     $  501     $  488
Operating expenses...........................    (120)      (139)      (259)      (260)
                                               ------     ------     ------     ------
  Operating income...........................      89         85        242        228
Other income.................................      17         29         37         64
                                               ------     ------     ------     ------
  EBIT.......................................  $  106     $  114     $  279     $  292
                                               ======     ======     ======     ======
Throughput volumes (BBtu/d)(1)...............   7,520      7,419      8,670      8,275
                                               ======     ======     ======     ======

---------------

(1) Throughput volumes for the quarter and six months ended June 30, 2002, exclude 208 BBtu/d and 216 BBtu/d related to our equity interest in the Alliance pipeline system which was sold in November 2002 and March 2003. Throughput volumes also exclude volumes transported between entities within the Pipelines segment. Prior period volumes have been restated to reflect current year presentations which includes billable transportation throughput volume for storage withdrawal.

  Second Quarter 2003 Compared to Second Quarter 2002

     Operating revenues for the quarter ended June 30, 2003, were $15 million lower than the same period in 2002. The decrease was primarily due to lower revenues of $27 million due to CIG's sale of the Panhandle field and other production properties in July 2002 and $7 million of lower storage revenues due to the timing of revenues realized in 2003 versus 2002 and lower contracted volumes partially offset by higher prices in 2003. These decreases were offset by a $6 million increase due to completed system expansion projects and new transportation contracts, $5 million from higher realized prices in 2003 on the resale of natural gas purchased from the Dakota gasification facility, the impact of higher prices in 2003 on natural gas recovered in excess of amounts used in operations of $4 million, an increase of $2 million in liquid revenues resulting from higher liquids prices and a $2 million increase in reservation revenues due to an increase in contracted volumes on the WIC system.

     Operating expenses for the quarter ended June 30, 2003, were $19 million lower than the same period in 2002. The decrease was due to lower operating expenses of $14 million due to CIG's sale of the Panhandle field and other production properties in July 2002, additional accruals in the second quarter of 2002 of $10 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities and a $9 million gain on the buyout of a gas purchase contract related to the sale of CIG's Table Rock sulfur extraction facility and the sale of non-pipeline assets in 2003. These decreases were offset by $7 million of favorable corporate overhead allocations adjustments received in the second quarter of 2002, volume adjustments related to one of CIG's storage fields of $5 million in 2003 and an increase of $4 million from higher prices on natural gas purchases from the Dakota gasification facility.

     Other income for the quarter ended June 30, 2003, was $12 million lower than the same period in 2002. The decrease was due to lower equity earnings of $6 million due to the sale of our interests in the Alliance pipeline system completed in the first quarter of 2003 and the favorable resolution of uncertainties associated with the 2002 sale of our interest in the Iroquois pipeline system of $4 million.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Operating revenues for the six months ended June 30, 2003, were $13 million higher than the same period in 2002. This increase was due to the impact of higher prices in 2003 on natural gas recovered in excess of amounts used in operations of $19 million, $14 million from higher realized prices in 2003 on the resale of natural gas purchased from the Dakota gasification facility and a $10 million increase due to completed system expansion projects and new transportation contracts. Also contributing to the increase was a $6 million increase in liquid revenues resulting from higher liquid prices, a $5 million increase in reservation revenues due to an increase in contracted volumes on the WIC system and a $5 million increase in transportation revenues due to higher throughput volumes in 2003 as a result of colder winter weather. These increases were partially offset by a $47 million decrease in revenues due to CIG's sale of its Panhandle field and other production properties in July 2002.

     Operating expenses for the six months ended June 30, 2003, were $1 million lower than the same period in 2002. The decrease was due to a $26 million decrease in operating costs resulting from CIG's sale of its Panhandle field and other production properties in July 2002, additional accruals in the second quarter of 2002 of $10 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities and a $9 million gain on the buyout of a gas purchase contract related to the sale of CIG's Table Rock sulfur extraction facility and the sale of non-pipeline assets in 2003. These decreases were offset by a $13 million from higher prices on natural gas purchased at the Dakota gasification facility, an $11 million gain on the sale of pipeline expansion rights in February 2002, $7 million of favorable corporate overhead allocations adjustments received in the second quarter of 2002, lower benefit costs in 2002 of $6 million and volume adjustments related to one of CIG's storage fields of $5 million in 2003.

     Other income for the six months ended June 30, 2003, was $27 million lower than the same period in 2002. The decrease was due to lower equity earnings of $11 million due to the sale of our interest in the Alliance Pipeline system completed in the first quarter of 2003, the favorable resolution of uncertainties in 2002 of $8 million associated with the sale of our interests in the Iroquois and Empire State pipeline systems and the Gulfstream pipeline project in 2001 and a charge of $4 million related to the partial termination of a hedging obligation regarding Blue Lake Gas Storage Company in which we have a 75 percent ownership interest.

PRODUCTION

     Our Production segment conducts our natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including our ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices and operate at the lowest total cost level possible.

     As further described in our 2002 Form 10-K, Production has historically engaged in hedging activities on its natural gas and oil production to stabilize cash flows and to reduce the risk of downward commodity price movements on its sales. As of June 30, 2003, we have hedged approximately 42 million MMBtu's of our remaining anticipated natural gas production for 2003 at a NYMEX Henry Hub price of $4.36 per MMBtu before regional price differentials and transportation costs.

     Our depletion rate is determined under the full cost method of accounting. We expect a higher depletion rate in future periods as a result of higher finding and development costs experienced in the first half of 2003, coupled with a lower reserve base due to asset sales. For the third quarter of 2003, we expect our domestic unit of production depletion rate to be approximately $2.17 per Mcfe.

     Results of our Production segment operations were as follows for the periods ended June 30:

                                                    QUARTER ENDED        SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                 -------------------   --------------------
PRODUCTION SEGMENT RESULTS                         2003       2002       2003       2002
--------------------------                       --------   --------   --------   ---------
                                                  (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Operating Revenues:
  Natural gas..................................  $   215    $   279    $   439    $    626
  Oil, condensate and liquids..................       32         47         79          86
  Other........................................        7          4          9           7
                                                 -------    -------    -------    --------
          Total operating revenues.............      254        330        527         719
Transportation and net product costs...........      (13)       (12)       (26)        (25)
                                                 -------    -------    -------    --------
          Total operating margin...............      241        318        501         694
Operating expenses(1)..........................     (158)      (394)      (321)       (612)
                                                 -------    -------    -------    --------
  Operating income.............................       83        (76)       180          82
Other income (expense).........................       (1)        (2)         2          --
                                                 -------    -------    -------    --------
  EBIT.........................................  $    82    $   (78)   $   182    $     82
                                                 =======    =======    =======    ========
Volumes and prices
  Natural gas
     Volumes (MMcf)............................   43,747     65,465     86,058     148,731
                                                 =======    =======    =======    ========
     Average realized prices with hedges
       ($/Mcf)(2)..............................  $  4.91    $  4.27    $  5.10    $   4.21
                                                 =======    =======    =======    ========
     Average realized prices without hedges
       ($/Mcf)(2)..............................  $  5.22    $  3.43    $  5.91    $   2.79
                                                 =======    =======    =======    ========
     Average transportation costs ($/Mcf)......  $  0.25    $  0.17    $  0.23    $   0.14
                                                 =======    =======    =======    ========
  Oil, condensate and liquids
     Volumes (MBbls)...........................    1,255      1,993      2,978       4,687
                                                 =======    =======    =======    ========
     Average realized prices with hedges
       ($/Bbl)(2)..............................  $ 25.19    $ 23.63    $ 26.40    $  18.37
                                                 =======    =======    =======    ========
     Average realized prices without hedges
       ($/Bbl)(2)..............................  $ 25.19    $ 22.92    $ 26.40    $  18.07
                                                 =======    =======    =======    ========
     Average transportation costs ($/Bbl)......  $  0.81    $  0.44    $  0.85    $   0.78
                                                 =======    =======    =======    ========

---------------
(1) Include production costs, depletion, depreciation and amortization, ceiling test charges, asset impairments, gain and loss on long-lived assets, corporate overhead, general and administrative expenses and severance and other taxes.

(2) Prices are stated before transportation costs.

 Second Quarter 2003 Compared to Second Quarter 2002

     Operating revenues for the quarter ended June 30, 2003, were $76 million lower than the same period in 2002. Our natural gas revenues, including the impact of hedges, were $64 million lower in the second quarter of 2003. Our 2003 natural gas production volumes were lower by 33 percent, resulting in a $92 million decrease in revenues, from the same period in 2002. Realized natural gas prices rose in 2003 by 15 percent, resulting in a $28 million increase in revenues, when compared to the same period in 2002. The overall decline in natural gas volumes was due to sales of production properties in Colorado, New Mexico, Utah, Texas and western Canada as well as normal production declines and mechanical failures on certain producing wells. Our oil, condensate and liquids revenues, including the impact of hedges, were $15 million lower in the second quarter of 2003. Our 2003 oil, condensate and liquids volumes decreased by 37 percent, resulting in a $17 million decrease in revenues, from the same period in 2002. Realized oil, condensate and liquids prices rose in 2003 by 7 percent, resulting in a $2 million increase in revenues, when compared to the same period in 2002. The declines in volumes were primarily due to the property sales and production declines mentioned above.

     Operating expenses for the quarter ended June 30, 2003, were $236 million lower than the same period in 2002 primarily due to a second quarter of 2002 non-cash full cost ceiling test charge of $233 million incurred primarily in our Canadian full cost pool. Also contributing to the decreases were lower oilfield service costs of $19 million primarily due to asset dispositions which resulted in lower labor and production processing fees and a $5 million gain on the sales of non-full cost pool assets. Partially offsetting these decreases were higher depletion expenses of $2 million, comprised of a $34 million increase due to higher depletion rates in 2003 and costs of $3 million related to the accretion of our liability for asset retirement obligations, partially offset by a $35 million decrease due to lower production volumes in 2003. The higher depletion rate resulted from higher capitalized costs in the full cost pool coupled with a lower reserve base. In addition, these decreases were offset by higher corporate overhead allocations of $3 million, higher severance and other taxes of $11 million in 2003 and intangible asset impairments of $5 million in 2003 related to non-full cost assets in Canada. The increase in severance taxes was primarily due to tax credits taken in 2002 for qualified natural gas wells.

 Six Months Ended 2003 Compared to Six Months Ended 2002

     Operating revenues for the six months ended June 30, 2003, were $192 million lower than the same period in 2002. Our natural gas revenues, including the impact of hedges, were $187 million lower in 2003. Our 2003 natural gas production volumes were lower by 42 percent, resulting in a $263 million decrease in revenues, from the same period in 2002. Realized natural gas prices rose in 2003 by 21 percent, resulting in a $76 million increase in revenues, when compared to the same period in 2002. The decline in natural gas volumes was due to sales of production properties in Colorado, New Mexico, Utah, Texas and western Canada as well as normal production declines and mechanical failures on certain producing wells. Our oil, condensate and liquids revenues, including the impact of hedges, were $7 million lower in 2003. Our 2003 oil, condensate and liquids volumes decreased by 36 percent, resulting in a $31 million decrease in revenues, from the same period in 2002. Realized oil, condensate and liquids prices rose in 2003 by 44 percent, resulting in a $24 million increase in revenues, when compared to the same period in 2002. The declines in volumes were primarily due to the property sales and production declines mentioned above.

     Operating expenses for the six months ended June 30, 2003, were $291 million lower than the same period in 2002 primarily due to a 2002 non-cash full cost ceiling test charge of $243 million primarily for our Canadian full cost pool. Also contributing to the decrease were lower oilfield service costs of $33 million primarily due to asset dispositions which resulted in lower labor and production processing fees, a $5 million gain on the sales of non-full cost pool assets and lower corporate overhead allocations of $2 million. Further decreasing expenses were lower depletion expenses of $33 million comprised of a $97 million decrease resulting from lower production volumes in 2003, partially offset by a $58 million increase due to higher depletion rates in 2003 and costs of $6 million related to the accretion of our liability for asset retirement obligations. The higher depletion rate resulted from higher capitalized costs in the full cost pool coupled with a lower reserve base. Partially offsetting the decreases were higher severance and other taxes of $11 million and intangible asset impairments of $14 million in 2003 on non-full cost assets in Canada. The increase in severance taxes was primarily due to tax credits taken in 2002 for qualified natural gas wells.

FIELD SERVICES

     Our Field Services segment conducts our midstream activities. In the second quarter of 2003, we sold our midstream assets in the Mid-Continent region. These assets primarily included our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems, our Sturgis, Mocane and Lakin processing plants and our processing arrangements at three additional processing plants. These assets generated EBIT of approximately $10 million during the year ended December 31, 2002. Our remaining assets now consist primarily of our processing facilities in the south Louisiana and Rocky Mountain regions.

     As a result of our asset sales and the resulting decline in our gathering and treating activities, our EBIT has decreased significantly. For a further discussion of the business activities of our Field Services segment, see our 2002 Form 10-K. Results of our Field Services segment operations were as follows for the periods ended June 30:

                                                        QUARTER ENDED        SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
FIELD SERVICES SEGMENT RESULTS                         2003       2002       2003        2002
------------------------------                       --------   --------   ---------   ---------
                                                      (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Gathering, treating and processing gross
  margins(1)......................................    $   19     $   33      $   43          56
Operating income (expenses).......................         8         (6)         (5)        (24)
                                                      ------     ------      ------      ------
  Operating income................................        27         27          38          32
Other expense.....................................       (79)        --         (79)         --
                                                      ------     ------      ------      ------
  EBIT............................................    $  (52)    $   27      $  (41)     $   32
                                                      ======     ======      ======      ======
Volume and prices
  Gathering and treating
     Volumes (BBtu/d).............................       125        637         163         642
                                                      ======     ======      ======      ======
     Prices ($/MMBtu).............................    $ 0.06     $ 0.15      $ 0.16      $ 0.14
                                                      ======     ======      ======      ======
  Processing
     Volumes (inlet BBtu/d).......................     1,748      1,713       1,726       1,761
                                                      ======     ======      ======      ======
     Prices ($/MMBtu).............................    $ 0.12     $ 0.14      $ 0.12      $ 0.12
                                                      ======     ======      ======      ======

---------------

(1) Gross margins consist of operating revenues less cost of products sold. We believe this measurement is more meaningful for analyzing our Field Services operating results because commodity costs play such a significant role in the determination of profit from our midstream activities.

  Second Quarter 2003 Compared to Second Quarter 2002

     Total gross margins for the quarter ended June 30, 2003, were $14 million lower than the same period in 2002. The decrease was primarily due to lower margins of $11 million as a result of the sales of our Dragon Trail processing plant in May 2002, Natural Buttes and Ouray natural gas gathering systems in December 2002, Wyoming gathering assets in January 2003, and Mid-Continent gathering and processing assets in June 2003.

     Operating expenses for the quarter ended June 30, 2003, were $14 million lower than the same period in 2002 primarily due to the asset sales discussed above, resulting in lower operating and depreciation expenses of $6 million and a net gain of $19 million from the sale of our Mid-Continent midstream assets in the second quarter of 2003. These decreases were partially offset by a $10 million gain in the second quarter of 2002 from the sale of our Dragon Trail processing plant.

     Other expense for the quarter ended June 30, 2003 included $80 million in impairment charges on our Dauphin Island Gathering Partners and Mobile Bay Processing Partners investments. The impairment was recorded based on an expected loss from the anticipated sale of our interest in these investments.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Total gross margins for the six months ended June 30, 2003, were $13 million lower than the same period in 2002. The decrease was primarily due to lower margins of $16 million as a result of sales of our Dragon Trail processing plant in May 2002, Natural Buttes and Ouray natural gas gathering systems in December 2002, Wyoming gathering assets in January 2003, and Mid-Continent gathering and processing assets in June 2003. Partially offsetting this decrease was a $6 million increase to our south Louisiana processing margins due to higher natural gas liquids prices and change in contract terms.

     Operating expenses for the six months ended June 30, 2003, were $19 million lower than the same period in 2002 primarily due to the asset sales discussed above, resulting in lower operating and depreciation expenses of $11 million and a net gain of $19 million from the sale of our Mid-Continent midstream assets in the second quarter of 2003. The decreases were partially offset by a $10 million gain in the second quarter of 2002 from the sale of our Dragon Trail processing plant.

     Other expense for the six months ended June 30, 2003, included $80 million in impairment charges on our Dauphin Island Gathering Partners and Mobile Bay Processing Partners investments. The impairment was recorded based on an expected loss from the anticipated sale of our interest in these investments.

MERCHANT ENERGY

     Our Merchant Energy segment consists of two primary divisions: global power and other. Historically, our Merchant Energy segment also included our petroleum division. In June 2003, El Paso announced that its Board of Directors had approved the sale of substantially all of our petroleum operations. As a result, the petroleum operations were reclassified as discontinued operations for all the historical periods presented. For a further discussion of our petroleum operations, see Item 1, Note 6. Below are Merchant Energy's operating results and an analysis of those results for the periods ended June 30:

                                                                                      TOTAL
                                                                 DIVISION            MERCHANT
                                                         -------------------------    ENERGY
MERCHANT ENERGY SEGMENT RESULTS                          GLOBAL POWER     OTHER      SEGMENT
-------------------------------                          ------------   ----------   --------
                                                                    (IN MILLIONS)
Second Quarter 2003
Gross margin..........................................      $  56          $(11)      $  45
Operating expenses....................................        (25)           --         (25)
                                                            -----          ----       -----
     Operating income (loss)..........................         31           (11)         20
Other income (expense)................................         13            (2)         11
                                                            -----          ----       -----
     EBIT.............................................      $  44          $(13)      $  31
                                                            =====          ====       =====
Second Quarter 2002
Gross margin..........................................      $ 116          $ --       $ 116
Operating expenses....................................        (50)            4         (46)
                                                            -----          ----       -----
     Operating income.................................         66             4          70
Other income..........................................         17             2          19
                                                            -----          ----       -----
     EBIT.............................................      $  83          $  6       $  89
                                                            =====          ====       =====
Six Months Ended 2003
Gross margin..........................................      $ 100          $(14)      $  86
Operating expenses....................................        (57)           --         (57)
                                                            -----          ----       -----
     Operating income (loss)..........................         43           (14)         29
Other income (expense)................................         32            (2)         30
                                                            -----          ----       -----
     EBIT.............................................      $  75          $(16)      $  59
                                                            =====          ====       =====
Six Months Ended 2002
Gross margin..........................................      $ 575          $ --       $ 575
Operating expenses....................................       (104)           --        (104)
                                                            -----          ----       -----
     Operating income.................................        471            --         471
Other income (expense)................................       (107)            6        (101)
                                                            -----          ----       -----
     EBIT.............................................      $ 364          $  6       $ 370
                                                            =====          ====       =====

  Global Power

     Our global power division includes the ownership and operation of domestic and international power generating facilities. Our 2002 Form 10-K includes a description of the various power activities included in global power. Due to a decline in El Paso's credit rating in late 2002 and early 2003, we no longer pursue power restructuring activities.

     In 2002, we restructured several of our power plants which resulted in significant gains in 2002 and reduced operating revenues and expenses for those plants in 2003 because the plants were converted to merchant plants, operating only when economically feasible. Upon restructuring, we began recognizing changes in the fair value of the restructured derivative contracts in our earnings rather than when the power under the contracts was delivered. Going forward, the changes in fair value of these restructured derivative contracts, which are significantly impacted by changes in interest rates, may cause volatility in our future operating results.

     As we execute sales of our domestic power plants, results of operations will increase or decrease from our current results based on the earnings and timing of the sale of the respective plant or investment. In addition to the earnings impact of the plant, a commitment to sell power plants in the future may trigger an event that could result in impairment charges in future periods.

     Results of our global power division were as follows for the periods ended June 30:

                                                        QUARTER ENDED   SIX MONTHS ENDED
                                                          JUNE 30,          JUNE 30,
                                                        -------------   ----------------
GLOBAL POWER DIVISION RESULTS                           2003    2002    2003       2002
-----------------------------                           -----   -----   -----     ------
                                                                 (IN MILLIONS)
Gross margin..........................................  $ 56    $116    $100      $ 575
Operating expenses....................................   (25)    (50)    (57)      (104)
                                                        ----    ----    ----      -----
     Operating income.................................    31      66      43        471
Other income (expense)................................    13      17      32       (107)
                                                        ----    ----    ----      -----
     EBIT.............................................  $ 44    $ 83    $ 75      $ 364
                                                        ====    ====    ====      =====

 Second Quarter 2003 Compared to Second Quarter 2002

     Gross margin consists of revenues from our power plants and the net results from our power restructuring activities. The cost of fuel in the power generation process is included in operating expenses. For the quarter ended June 30, 2003, our gross margin was $60 million lower than the same period in 2002. The decrease was primarily due to a $90 million gain recorded in 2002 on the termination of a power purchase agreement at our Nejapa power facility and lower power generation revenues of $27 million due to the partial shutdown of our Eagle Point Cogeneration facility during the first six months of 2003 for maintenance needed to convert the power plant to a merchant power plant. Partially offsetting these decreases was an increase of $26 million due to the increases in the fair values of our power restructuring contracts in 2003.

     Operating expenses for the quarter ended June 30, 2003, were $25 million lower than the same period in 2002. The decrease was primarily due to lower fuel costs with our power plants of $14 million. Also, contributing to the decrease was a $2 million decrease in operating costs related to the shutdown of our Eagle Point Cogeneration facility for maintenance in 2003.

 Six Months Ended 2003 Compared to Six Months Ended 2002

     For the six months ended June 30, 2003, our gross margin was $475 million lower than the same period in 2002. The decrease was primarily due to power contract restructurings for our Eagle Point Cogeneration and Nejapa power plants that we completed in 2002, which contributed $498 million to our gross margin in 2002, including an $80 million loss on a power supply agreement that we entered into with E1 Paso in the first quarter of 2002 associated with the Eagle Point Cogeneration restructuring transaction. The effects of this power supply agreement were eliminated from Merchant Energy's consolidated results. Contributing to the decrease in gross margin was a decrease of $63 million in 2003 power generation revenues primarily due to the partial shutdown of our Eagle Point Cogeneration facility during the first six months of 2003 for maintenance needed to convert the power plant to a merchant power plant. Partially offsetting these decreases were increases in the fair values of our power restructuring contracts of $44 million during 2003.

     Operating expenses for the six months ended June 30, 2003, were $47 million lower than the same period in 2002. The decrease was primarily due to lower fuel costs with our power plants of $23 million. Also contributing to the decrease is a $8 million decrease in operating costs related to the shutdown of our Eagle Point Cogeneration facility for maintenance in 2003 and a $6 million decrease in depreciation expense in 2003 primarily due to lower depreciation on our Eagle Point Cogeneration facility.

     Other income for the six months ended June 30, 2003, was $139 million higher than the same period in 2002. This increase is primarily due to a $90 million contract termination fee we paid in 2002 to our petroleum division associated with the termination of a steam contract between our Eagle Point Cogeneration facility and the Eagle Point refinery (which is included in our petroleum division reflected in discontinued operations). Also contributing to this increase was $52 million of minority interest expense recorded primarily on our power plant restructurings during 2002.

  Other

     Results of our other division were as follows for the periods ended June
30:

                                                        QUARTER ENDED     SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,
                                                        --------------    -----------------
OTHER DIVISION RESULTS                                  2003     2002      2003       2002
----------------------                                  -----    -----    ------     ------
                                                                   (IN MILLIONS)
Gross margin.........................................   $(11)     $--      $(14)       $--
Operating expense....................................     --        4        --         --
                                                        ----      ---      ----        ---
  Operating income (loss)............................    (11)       4       (14)        --
Other income (expense)...............................     (2)       2        (2)         6
                                                        ----      ---      ----        ---
  EBIT...............................................   $(13)     $ 6      $(16)       $ 6
                                                        ====      ===      ====        ===

     For the quarter and six months ended June 30, 2003, gross margin was $11 million and $14 million lower than the same period in 2002 primarily due to the change in fair value of a gas supply derivative with El Paso Tennessee Pipeline's trading division that was consolidated in late 2002.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and six months ended June 30, 2003, was $4 million and $8 million lower than the same period in 2002. Below is the analysis of our interest expense for the periods ended June 30:

                                                       QUARTER ENDED     SIX MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                       --------------    -----------------
                                                       2003     2002      2003       2002
                                                       -----    -----    ------     ------
                                                                  (IN MILLIONS)
Long-term debt, including current maturities........   $102     $ 98      $201       $196
Other interest......................................      1       11         4         20
Capitalized interest................................     (3)      (5)       (6)        (9)
                                                       ----     ----      ----       ----
     Total interest expense.........................   $100     $104      $199       $207
                                                       ====     ====      ====       ====

Second Quarter 2003 Compared to Second Quarter 2002

     Interest expense on long-term debt for the quarter ended June 30, 2003, was $4 million higher than the same period in 2002 primarily due to a $19 million increase in interest from Utility Contract Funding borrowed in July 2002 and Mohawk River Funding IV debt borrowed in June 2002. These debts were borrowed for ongoing capital projects, investment programs and operating requirements. Also contributing to the increase was $5 million of additional interest related to ANR's March 2003 issuance of $300 million senior notes. These increases were partially offset by a $19 million decrease in interest due to the retirement of approximately $1 billion of long-term debt in 2002 and 2003 with an average interest rate of 7.42%.

     Other interest for the quarter ended June 30, 2003, was $10 million lower than the same period in 2002. The decrease was primarily due to a $9 million decrease in interest resulting from retirement of our other financing obligations.

     Capitalized interest for the quarter ended June 30, 2003, was $2 million lower than the same period in 2002 primarily due to lower interest rates in the second quarter 2003 than the same period in 2002.

Six Months Ended 2003 Compared to Six Months Ended 2002

     Interest expense on long-term debt for the six months ended June 30, 2003, was $5 million higher than the same period in 2002 primarily due to a $38 million increase in interest from Utility Contract Funding borrowed in July 2002 and Mohawk River Funding IV debt borrowed in June 2002. These debts were borrowed for ongoing capital projects, investment programs and operating requirements. Also contributing to the increase was $7 million of additional interest related to ANR's March 2003 issuance of $300 million senior notes. These increases were partially offset by a $40 million decrease in interest due to the retirement of approximately $1.4 billion of long-term debt in 2002 and 2003 with an average interest rate of 6.91%.

     Other interest for the six months ended June 30, 2003, was $16 million lower than the same period in 2002. The decrease was primarily due to a $13 million decrease in interest resulting from retirement of our other financing obligations, a $2 million decrease in factoring of receivables and a $2 million decrease in interest due to termination of a marketing sales contract during 2002.

     Capitalized interest for the six months ended June 30, 2003, was $3 million lower than the same period in 2002 primarily due to lower interest rates in 2003 than 2002.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for quarter and six months ended June 30, 2003, was $7 million and $14 million, or $5 million and $8 million higher than the same period in 2002. The increase was primarily due to higher average advances payable to El Paso under our cash management program in 2003, partially offset by lower average short-term interest rates. The average advances payable balance for the second quarter increased from $666 million in 2002 to $2,265 million in 2003 and the average advances payable balance for the six months increased from $622 million in 2002 to $2,140 million in 2003. The average short-term interest rates for the second quarter decreased from 1.9% in 2002 to 1.3% in 2003 and the average short-term interest rate for the six months decreased from 1.9% in 2002 to 1.3% in 2003.

DISTRIBUTIONS ON PREFERRED INTERESTS OF CONSOLIDATED SUBSIDIARIES

     Distributions on preferred interests of consolidated subsidiaries for the quarter and six months ended June 30, 2003, were $4 million and $7 million lower than the same periods in 2002 primarily due to the redemptions or elimination of over $350 million of the preferred interests related to El Paso Oil & Gas Associates, Coastal Limited Ventures and El Paso Oil & Gas Resources in July 2002.

INCOME TAXES

     Income taxes from continuing operations and our effective tax rates for the periods ended June 30 were as follows:

                                                      QUARTER ENDED     SIX MONTHS ENDED
                                                         JUNE 20,           JUNE 30,
                                                      --------------    ----------------
                                                      2003      2002    2003       2002
                                                      ----      ----    -----      -----
                                                         (IN MILLIONS, EXCEPT RATES)
Income taxes........................................  $77       $ 5      $89       $167
Effective tax rate..................................  151%       26%      35%        32%

     Our effective tax rates were different than the statutory tax rate of 35 percent in 2003 primarily due to the following:

     - state income taxes, net of federal income tax benefit; and

     - foreign income taxed at different rates.

     Additionally, income taxes from continuing operations for the quarter ended June 30, 2003, include an adjustment to our estimated annual income tax rate as a result of the reclassification of our petroleum business to discontinued operations. This rate estimate adjustment caused us to record additional taxes for the six month period that, when added to taxes on second quarter income, resulted in the unusually high effective tax rate for the second quarter of 151%.

DISCONTINUED OPERATIONS

     During the six months ended June 30, 2003, our after-tax loss from discontinued operations was $1,138 million. During this period, we recorded pre-tax charges of $1,366 million related to impairments of long-lived assets and investments triggered by our decision to sell substantially all of our petroleum businesses, approximately $929 million of which related to the second quarter impairment of our Aruba refinery and approximately $252 million of which related to the first quarter impairment of our Eagle Point refinery.

     We also incurred losses on our refinery operations during the second quarter of 2003 of $74 million, which primarily related to lower pricing in the second quarter and lower crude throughput at our Aruba facility. Year to date operating results for our refineries were slightly positive at $5 million.

     The income tax benefit related to discontinued operations for the six months ended June 30, 2003, was $226 million resulting in an effective tax rate for discontinued operations of 17 percent. This effective rate was different than the statutory rate of 35 percent primarily due to state income taxes and foreign income taxes at different rates.

     In the second quarter of 2003, we entered into a product offtake agreement for the sale of a number of the products produced at our Aruba refinery. As a result of this contract, the buyer became the single largest customer of our Aruba refinery, purchasing approximately 75 percent of the products produced at that plant. The agreement is for one year with two one-year extensions at the buyer's option. We have the right to terminate the agreement when the refinery is sold.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Note 11, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     See Item 1, Note 14, which is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in El Paso CGP Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in El Paso CGP Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that there has not been any change in Internal Controls during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, Internal Controls.

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

     Officer Certification. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Quarterly Report.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See Part I, Item 1, Note 11, which is incorporated herein by reference.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

                                            EL PASO CGP COMPANY

Date: August 14, 2003                              /s/ D. DWIGHT SCOTT
                                            ------------------------------------
                                                      D. Dwight Scott
                                                Executive Vice President and
                                            Chief Financial Officer and Director
                                               (Principal Financial Officer)

Date: August 14, 2003                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.