Form 10-Q
period 2003-09-30
EL PASO CGP CO
filed 2003-11-12
CIK 21267

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                        Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $1 per share. Shares outstanding on November 12, 2003: 1,000

     EL PASO CGP COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EL PASO CGP COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................     1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    25
          Cautionary Statement Regarding Forward-Looking Statements...    37
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    37
Item 4.   Controls and Procedures.....................................    37

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................    39
Item 2.   Changes in Securities and Use of Proceeds...................    39
Item 3.   Defaults Upon Senior Securities.............................    39
Item 4.   Submission of Matters to a Vote of Security Holders.........    39
Item 5.   Other Information...........................................    39
Item 6.   Exhibits and Reports on Form 8-K............................    39
          Signatures..................................................    40

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
Bbl      = barrels
BBtu     = billion British thermal units
Bcfe     = billion cubic feet of natural gas
           equivalents
MBbls    = thousand barrels
Mcf      = thousand cubic feet
Mcfe     = thousand cubic feet of natural gas
           equivalents
MMBtu    = million British thermal units
MMcf     = million cubic feet
Tcfe     = trillion cubic feet of natural gas
           equivalents

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           ---------------   -----------------
                                                            2003     2002     2003       2002
                                                           ------   ------   -------    ------
Operating revenues......................................   $  506   $  669   $ 1,854    $3,124
                                                           ------   ------   -------    ------
Operating expenses
  Cost of products and services.........................       91      192       383       903
  Operation and maintenance.............................      142      166       407       531
  Depreciation, depletion and amortization..............      137      129       417       458
  Ceiling test charges..................................       --       --        --       243
  (Gain) loss on long-lived assets......................        5       --       (12)      (21)
  Taxes, other than income taxes........................       14       17        61        58
                                                           ------   ------   -------    ------
                                                              389      504     1,256     2,172
                                                           ------   ------   -------    ------
Operating income........................................      117      165       598       952
Earnings (losses) from unconsolidated affiliates........        8       (5)       (7)       79
Other income............................................       11       29        29        57
Other expenses..........................................       --       (1)       (6)     (151)
Interest and debt expense...............................     (103)    (119)     (302)     (326)
Affiliated interest expense, net........................      (11)      (3)      (25)       (9)
Distributions on preferred interests of consolidated
  subsidiaries..........................................       (1)      (7)      (15)      (28)
                                                           ------   ------   -------    ------
Income before income taxes..............................       21       59       272       574
Income taxes............................................       (5)      22        84       189
                                                           ------   ------   -------    ------
Income from continuing operations.......................       26       37       188       385
Discontinued operations, net of income taxes............      (49)     (93)   (1,187)     (149)
Cumulative effect of accounting changes, net of income
  taxes.................................................       --       --       (21)       14
                                                           ------   ------   -------    ------
Net income (loss).......................................   $  (23)  $  (56)  $(1,020)   $  250
                                                           ======   ======   =======    ======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   202        $   128
  Accounts and notes receivable
     Customers, net of allowance of $24 in 2003 and $21 in
      2002..................................................         268            345
     Affiliates.............................................         475            521
     Other..................................................         104            187
  Inventory.................................................          59             61
  Assets from price risk management activities..............          94            102
  Assets of discontinued operations.........................       1,575          2,154
  Other.....................................................         174            163
                                                                 -------        -------
          Total current assets..............................       2,951          3,661
                                                                 -------        -------
Property, plant and equipment, at cost
  Natural gas and oil properties, at full cost..............       8,086          7,479
  Pipelines.................................................       6,407          6,522
  Power facilities..........................................         471            478
  Gathering and processing systems..........................         153            279
  Other.....................................................          84             92
                                                                 -------        -------
                                                                  15,201         14,850
  Less accumulated depreciation, depletion and
     amortization...........................................       6,688          6,566
                                                                 -------        -------
          Total property, plant and equipment, net..........       8,513          8,284
                                                                 -------        -------
Other assets
  Investments in unconsolidated affiliates..................       1,418          1,528
  Assets from price risk management activities..............         855            956
  Goodwill and other intangible assets, net.................         493            495
  Assets of discontinued operations.........................          --          1,911
  Other.....................................................         543            398
                                                                 -------        -------
                                                                   3,309          5,288
                                                                 -------        -------
          Total assets......................................     $14,773        $17,233
                                                                 =======        =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $   196        $   208
     Affiliates.............................................         325             87
     Other..................................................         186            261
  Current maturities of long-term debt......................         272            369
  Notes payable to affiliates...............................       2,075          2,374
  Liabilities from price risk management activities.........          52            216
  Liabilities of discontinued operations....................         755          1,373
  Other.....................................................         293            273
                                                                 -------        -------
          Total current liabilities.........................       4,154          5,161
                                                                 -------        -------
Long-term debt..............................................       5,055          4,985
                                                                 -------        -------
Other
  Liabilities from price risk management activities.........          78             24
  Deferred income taxes.....................................       1,564          1,753
  Liabilities of discontinued operations....................          --             87
  Other.....................................................         340            270
                                                                 -------        -------
                                                                   1,982          2,134
                                                                 -------        -------
Commitments and contingencies
Securities of subsidiaries
  Preferred interests of consolidated subsidiaries..........         100            400
  Minority interests of consolidated subsidiaries...........         116            253
                                                                 -------        -------
                                                                     216            653
                                                                 -------        -------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................          --             --
  Additional paid-in capital................................       1,497          1,339
  Retained earnings.........................................       1,901          3,102
  Accumulated other comprehensive loss......................         (32)          (141)
                                                                 -------        -------
          Total stockholder's equity........................       3,366          4,300
                                                                 -------        -------
          Total liabilities and stockholder's equity........     $14,773        $17,233
                                                                 =======        =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2003       2002
                                                              -------    -------
Cash flows from operating activities
  Net income (loss).........................................  $(1,020)   $   250
     Less loss from discontinued operations, net of income
      taxes.................................................   (1,187)      (149)
                                                              -------    -------
  Net income from continuing operations.....................      167        399
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............      417        458
     Ceiling test charges...................................       --        243
     Non-cash gains from trading and power activities.......      (42)      (479)
     Gain on long-lived assets..............................      (12)       (21)
     Undistributed earnings of unconsolidated affiliates....       69        (25)
     Deferred income tax expense (benefit)..................       44        (41)
     Cumulative effect of accounting changes................       21        (14)
     Other non-cash income items............................        5         27
     Working capital changes................................      546        773
     Non-working capital changes and other..................      (49)      (159)
                                                              -------    -------
     Cash provided by continuing operations.................    1,166      1,161
     Cash provided by (used in) discontinued operations.....        2       (170)
                                                              -------    -------
          Net cash provided by operating activities.........    1,168        991
                                                              -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment................     (857)    (1,019)
  Purchases of investments in unconsolidated affiliates.....       (9)      (178)
  Net proceeds from the sale of assets and investments......      351        946
  Increase in restricted cash...............................      (33)        (3)
  Net change in notes receivable from unconsolidated
     affiliates.............................................     (167)       121
  Other.....................................................       21         22
                                                              -------    -------
     Cash used in continuing operations.....................     (694)      (111)
     Cash provided by (used in) discontinued operations.....      399       (124)
                                                              -------    -------
          Net cash used in investing activities.............     (295)      (235)
                                                              -------    -------
Cash flows from financing activities
  Payments to retire long-term debt.........................     (627)    (1,173)
  Net proceeds from the issuance of long-term debt..........      288        876
  Dividend to parent........................................     (181)        --
  Net payments to minority interest holders.................       (6)      (127)
  Change in notes payable to unconsolidated affiliates......       --        (55)
  Net change in affiliated advances payable.................     (285)       471
  Payments to redeem preferred interests of consolidated
     subsidiaries...........................................       --       (350)
  Contributions from (distributions to) discontinued
     operations.............................................      401       (655)
  Other.....................................................       12        (30)
                                                              -------    -------
     Cash used in continuing operations.....................     (398)    (1,043)
     Cash provided by (used in) discontinued operations.....     (401)       304
                                                              -------    -------
          Net cash used in financing activities.............     (799)      (739)
                                                              -------    -------
Increase in cash and cash equivalents.......................       74         17
  Less increase in cash and cash equivalents related to
     discontinued operations................................       --         10
                                                              -------    -------
  Increase in cash and cash equivalents from continuing
     operations.............................................       74          7
Cash and cash equivalents
  Beginning of period.......................................      128        141
                                                              -------    -------
  End of period.............................................  $   202    $   148
                                                              =======    =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                        QUARTER ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30
                                                        --------------     -----------------
                                                        2003     2002       2003       2002
                                                        ----     -----     -------     -----
Net income (loss).....................................  $(23)    $ (56)    $(1,020)    $ 250
                                                        ----     -----     -------     -----
Foreign currency translation adjustments..............     1       (36)         92       (13)
Unrealized net gains (losses) from cash flow hedging
  activity
  Unrealized mark-to-market earnings (losses) arising
     during period (net of income taxes of $12 and $29
     in 2003 and $15 and $128 in 2002)................    20       (17)        (52)     (212)
  Reclassification adjustments for changes in initial
     value to the settlement date (net of income taxes
     of $8 and $38 in 2003 and $13 and $78 in 2002)...    15       (17)         69      (138)
                                                        ----     -----     -------     -----
       Other comprehensive income (loss)..............    36       (70)        109      (363)
                                                        ----     -----     -------     -----
Comprehensive income (loss)...........................  $ 13     $(126)    $  (911)    $(113)
                                                        ====     =====     =======     =====

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our Current Report on Form 8-K dated September 23, 2003 (which updated the financial statement information originally presented in our 2002 Form 10-K to reclassify our petroleum markets business as a discontinued operation), which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2003, and for the quarters and nine months ended September 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our Current Report on Form 8-K dated September 23, 2003. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of our results of operations for the entire year. Our results for all periods presented have been reclassified to reflect our petroleum and coal mining operations as discontinued operations. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Current Report on Form 8-K dated September 23, 2003, except as follows:

     Accounting for Asset Retirement Obligations. On January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that we record a liability for retirement and removal costs of long-lived assets used in our business. This liability is recorded at its estimated fair value, with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the remaining useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we also record in depreciation, depletion and amortization expense in our income statement. In the first quarter of 2003, we recorded a charge as a cumulative effect of accounting change of approximately $21 million, net of income taxes, related to our adoption of SFAS No. 143. We also recorded property, plant and equipment of $111 million and asset retirement obligations of $156 million as of January 1, 2003. Our asset retirement obligations are associated with our natural gas and oil wells and related infrastructure in our Production segment and our natural gas storage wells in our Pipelines segment. We have obligations to plug wells when production on those wells is exhausted, and we abandon them. We currently forecast that these obligations will be met at various times, generally over the next 10 years, based on the expected productive lives of the wells and the estimated timing of plugging and abandoning those wells. The net asset retirement liability as of January 1, 2003 and September 30, 2003, reported in other current and non-current liabilities in our balance sheet, and the changes in the net liability for the nine months ended September 30, 2003, were as follows (in millions):

Liability at January 1, 2003................................    $  156
Liabilities settled in 2003.................................       (29)
Accretion expense in 2003...................................         7
Liabilities incurred in 2003................................         1
Changes in estimate.........................................        (7)
                                                                ------

  Net liability at September 30, 2003.......................    $  128
                                                                ======

     Our changes in estimate represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so. Had we adopted SFAS No. 143 as of January 1, 2002, our current and non-current retirement liabilities on that date would have been approximately $130 million and our income from continuing operations and net income for the quarter and nine months ended September 30, 2002, would have been lower by $2 million and $6 million.

     Accounting for Costs Associated with Exit or Disposal Activities. On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. We applied the provisions of SFAS No. 146 in accounting for restructuring costs we incurred during 2003. For the quarter and nine months ended September 30, 2003, we recorded $1 million and $10 million of employee severance costs, less income taxes of less than $1 million and $1 million associated with our discontinued operations, substantially all of which had been paid as of June 30, 2003. As we continue to evaluate our business activities and seek additional cost savings, we expect to incur additional charges that will be evaluated under this accounting standard.

     Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to incorporate several interpretations of the Derivatives Implementation Group (DIG), and also makes several modifications to the definition of a derivative as it was defined in SFAS No. 133. SFAS No. 149 affects contracts entered into or modified after June 30, 2003. There was no initial financial statement impact of adopting this standard, although the FASB and DIG continue to deliberate on the application of the standard to certain derivative contracts, such as power capacity contracts, which may impact our financial statements in the future.

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides guidance on the classification of financial instruments as equity, as liabilities, or as both liabilities and equity. In particular, the standard requires that we classify all mandatorily redeemable securities as liabilities in the balance sheet. We adopted the provisions of SFAS No. 150 on July 1, 2003, and reclassified $300 million of our Coastal Finance I preferred interests from preferred interests of consolidated subsidiaries to long-term debt in our balance sheet. We also began classifying dividends accrued on the preferred interests as interest and debt expense in our income statement after July 1, 2003. For the quarter and nine months ended September 30, 2003, total dividends were $6 million and $18 million. The third quarter of 2003 dividends of $6 million were recorded in interest expense in our income statement. The first and second quarter of 2003 dividends of $12 million were recorded as distributions on preferred interests of consolidated subsidiaries in our income statement.

     Accounting for Guarantees. On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that we record a liability for all guarantees, including financial performance and fair value guarantees, issued after December 31, 2002, at fair value when they are issued. There was no initial financial statement impact of adopting this standard.

     Accounting for Regulated Operations. Our interstate natural gas pipelines and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996, we discontinued the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. However, as a result of recent changes in our competitive environment and operating cost structures, we are evaluating the applicability of the provisions of SFAS No. 71 to our financial statements. The outcome of this evaluation could result in the restoration of our application of this accounting in some, if not all, of our regulated systems. We expect to complete our current evaluation of the applicability of SFAS No. 71 by the end of the year. For a discussion of differences in accounting for regulated operations, see our Current Report on Form 8-K dated September 23, 2003.

2. DIVESTITURES

     During 2003, we completed or announced the sale of a number of assets and investments in each of our business segments. The gains and losses on these sales and any asset impairments recorded on these assets, investments and operations are discussed in Notes 4, 6 and 14.

SEGMENT                     PROCEEDS             SIGNIFICANT ASSET AND INVESTMENT DIVESTITURES
-------                   -------------          ---------------------------------------------
                          (IN MILLIONS)
COMPLETED AS OF SEPTEMBER 30, 2003
Pipelines                     $ 82        - Panhandle gathering system located in Texas
                                          - Equity interest in Alliance pipeline and related assets
                                          - Helium processing operations in Oklahoma
                                          - Sulfur extraction facility
                                          - Horsham pipeline in Australia
Production                     220        - Natural gas and oil properties located in western Canada,
                                              Texas, Louisiana, New Mexico and the Gulf of Mexico
                                          - Drilling rigs
Field Services                  94        - Gathering systems located in Wyoming
                                          - Midstream assets in the Mid-Continent region
Corporate and Other              3        - Aircraft
                              ----
Total continuing
  operations                   399(1)
                              ----
Discontinued operations        599        - Coal reserves and properties in West Virginia, Virginia
                                              and Kentucky
                                          - Corpus Christi refinery
                                          - Florida petroleum terminals and tug and barge operations
                                          - Louisiana lease crude business
                                          - Petroleum asphalt operations
                              ----
Total                         $998
                              ====

---------------

(1) Excludes $48 million of costs incurred in preparing assets for disposal, returns of invested capital and cash transferred with assets sold.

SEGMENT                      PROCEEDS(1)         SIGNIFICANT ASSET AND INVESTMENT DIVESTITURES
-------                     -------------        ---------------------------------------------
                            (IN MILLIONS)
ANNOUNCED TO DATE
Pipelines                       $  7      - Equity interest in gas storage facilities
Corporate and Other               25      - Harbortown development
                                ----
Total continuing                  32
  operations
                                ----
Discontinued operations          305      - Eagle Point refinery and related pipeline assets(2)
                                          - Nitrogen plant
                                          - Texas lease crude business(3)
                                          - Pipeline and terminal in the Philippines
                                ----
Total                           $337
                                ====

---------------

(1) Amounts on sales that have been announced or are under contract for sale are estimates, subject to customary regulatory approvals, final sale negotiations and other conditions.

(2) We have entered into a non-binding letter of intent to sell these assets.

(3) This sale was completed in October 2003.

     Each period, we evaluate our potential asset sales to determine if any meet the criteria as held for sale or as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. To the extent that all of the criteria of SFAS No. 144 are met, we classify an asset as held for sale or, if appropriate, discontinued operations. For example, El Paso's Board of Directors (or a designated subcommittee of its Board) is required to approve asset dispositions greater than specified thresholds. Unless specific approval is received by its Board (or a designated subcommittee) by the end of a given reporting period to commit to a plan to sell an asset, we would not classify it as held for sale or discontinued operations in that reporting period even if it is management's stated intent to sell the asset. As of December 31, 2002, we had $31 million of long-lived assets classified as held for sale and reflected in current assets in our balance sheet, all of which had been sold as of September 30, 2003. As of September 30, 2003, we had no long-lived assets classified as held for sale and had approximately $1.6 billion of assets classified as discontinued operations as of September 30, 2003 (see Note 6).

     We continue to evaluate assets we may sell in the future. As specific assets are identified for divestiture, we will be required to record them at the lower of fair value or historical cost. This may require us to assess them for possible impairment. The amounts of these impairment charges, if any, will generally be based on estimates of the expected fair value of the assets as determined by market data obtained through the divestiture process or by assessing the probability-weighted cash flows of the asset. For a discussion of impairment charges incurred on our long-lived assets, see Note 4; for impairments on discontinued operations, see Note 6; and for impairments on our investments in unconsolidated affiliates, see Note 14.

     As of September 30, 2002, we had completed the following asset sales:

SEGMENT                       PROCEEDS           SIGNIFICANT ASSET AND INVESTMENT DIVESTITURES
-------                       --------           ---------------------------------------------
                            (IN MILLIONS)
Pipelines                       $112      - Natural gas and oil production properties in Texas, Kansas and Oklahoma and their related contracts
Production                       772      - Natural gas and oil properties located in Texas and
                                            Colorado
Field Services                    65      - Dragon Trail processing plant
                                ----
Total continuing                 949(1)
  operations
Discontinued operations           31      - A petroleum products terminal
                                ----
Total                           $980
                                ====

---------------

(1)Excludes $3 million of costs incurred in preparing assets for disposal, returns of invested capital and cash transferred with the assets sold.

3. CEILING TEST CHARGES

     Under the full cost method of accounting for natural gas and oil properties, we perform quarterly ceiling tests to determine whether the carrying value of natural gas and oil properties exceeds the present value of future net revenues, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, net of related income tax effects.

     For the nine months ended September 30, 2002, we recorded ceiling test charges of $243 million, of which $10 million was charged during the first quarter and $233 million during the second quarter. The 2002 charges include $226 million for our Canadian full cost pool, $10 million for our Brazilian full cost pool and $7 million for other international production operations. Our ceiling test charges were based upon the daily posted natural gas and oil prices at the end of each period, adjusted for oilfield or natural gas gathering hub and wellhead price differences, as appropriate. The 2002 charge for our Canadian full cost pool primarily resulted from a low daily posted price for natural gas at the end of the second quarter of 2002.

     For the third quarter 2002, capitalized costs in our United States full cost pool did not exceed the ceiling limit, based upon the daily posted gas and oil prices as of November 1, 2002, adjusted for oilfield or gas gathering hub and wellhead price differences as appropriate. Had we computed the third quarter ceiling test charges based upon the daily posted gas and oil prices as of September 30, 2002, we would have incurred a ceiling test charge of $96 million for our United States full cost pool.

     Also, we use financial instruments to hedge against the volatility of natural gas and oil prices. The impact of these hedges was considered in determining our ceiling test charges and will be factored into future ceiling test calculations. The charges for our international cost pools would not have changed had the impact of these hedges not been included in calculating these ceiling test charges since we do not significantly hedge our international production activities. However, we would have incurred an additional charge of $28 million related to our United States full cost pool in 2002.

4. GAIN (LOSS) ON LONG-LIVED ASSETS

     Our gain (loss) on long-lived assets consists of net realized gains and losses on sales of long-lived assets and impairments of long-lived assets, and was as follows:

                                                 QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------       -----------------
                                                2003       2002       2003        2002
                                                ----       ----       -----       -----
                                                             (IN MILLIONS)
Net realized gain.............................  $  5       $--        $ 36         $21
Asset impairments(1)..........................   (10)       --         (24)         --
                                                ----       ---        ----         ---
  Gain (loss) on long-lived assets............  $ (5)      $--        $ 12          21
                                                ====       ===        ====         ===

---------------

(1) These amounts exclude approximately $1.3 billion of asset impairments for the nine months ended September 30, 2003, related to our petroleum markets operations that were reclassified as discontinued operations.

Net Realized Gain

     Our 2003 net realized gains were primarily related to the sales of the Mid-Continent midstream assets in our Field Services segment, the Table Rock sulfur extraction facility in our Pipelines segment and non-full cost pool assets in our Production segment. Our 2002 net realized gains were primarily related to the sales of expansion rights in our Pipelines segment and the sale of the Dragon Trail processing plant in our Field Services segment.

Asset Impairments

     We are required to test assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. One event that triggers this test is the expectation that it is more likely than not that we will sell or dispose of the asset before the end of its estimated useful life. Based on El Paso's intent to dispose of a number of our assets, we tested those assets for recoverability during the first nine months of 2003. As a result of these assessments, we recognized impairments of $10 million and $24 million in the third quarter and the first nine months of 2003 related to non-full cost pool Canadian assets in our Production segment and a crude oil pipeline in our Merchant Energy segment. For additional asset impairments on our discontinued operations and investments in unconsolidated affiliates, see Notes 6 and 14.

5. OTHER EXPENSES

     Other expenses for the quarter and nine months ended September 30, 2002, were $1 million and $151 million. Included in the nine month amount was a $90 million contract termination fee paid by our Eagle Point Cogeneration facility (in our global power division of our Merchant Energy segment) to our Eagle Point refinery (in the petroleum markets division classified as discontinued operations). This payment was eliminated in consolidation since the income associated with the petroleum markets division is reflected in discontinued operations while the power division's expense is included in Merchant Energy's operating results. Other expenses for the nine month period also included $50 million of minority interest in our consolidated subsidiaries.

6. DISCONTINUED OPERATIONS

 Petroleum Markets Operations

     In June 2003, El Paso's Board of Directors authorized the sale of substantially all of our petroleum markets operations, including our Aruba refinery, our Unilube blending operations, our domestic and international terminalling facilities and our petrochemical and chemical plants. The Board's actions were in addition to previous actions approving the sales of our Eagle Point refinery, our asphalt business, our Florida terminal, tug and barge business and our lease crude operations. Based on our intent to dispose of these operations, we were required to adjust these assets to their estimated fair value. As a result, we recognized pre-tax charges during the nine months ended September 30, 2003 totaling $1,366 million related to our petroleum markets assets, which included $929 million related to our Aruba refinery and $252 million related to the impairment of our Eagle Point refinery. These impairments were based on a comparison of the carrying value of our petroleum markets assets to their estimated fair value. Our fair value estimates were based on preliminary market data obtained through the early stages of the sales process and an analysis of expected discounted cash flows. The magnitude of these charges was impacted by a number of factors, including the nature of the assets to be sold, and our established time frame for completing the sales.

     In the second quarter of 2003, we entered into a product offtake agreement with Vitol S.A. Inc. (Vitol) for the sale of a number of the products produced at our Aruba refinery. As a result of this contract, Vitol became the single largest customer of our Aruba refinery, purchasing approximately 75 percent of the products produced at that plant. The agreement is for one year with two one-year extensions at Vitol's option. We have the right to terminate the agreement when the refinery is sold.

 Coal Mining Operations

     In the latter part of 2002 and the first quarter of 2003, we sold our coal mining operations. These operations consisted of fifteen active underground and two surface mines located in Kentucky, Virginia and West Virginia. Following the authorization of the sale by El Paso's Board of Directors, we recorded impairment charges of $37 million and $185 million in our loss from discontinued operations during the third quarter and the nine months ended September 30, 2002.

     Our petroleum markets operations and our coal mining operations were historically included in our Merchant Energy segment, and are classified as discontinued operations in our financial statements for all of the historical periods presented. All of the assets and liabilities of the remaining discontinued businesses are classified as other current assets and liabilities as of September 30, 2003. The summarized financial results and financial position data of discontinued operations were as follows:

                                                       PETROLEUM      COAL MINING     TOTAL
                                                     --------------   ------------   -------
                                                                  (IN MILLIONS)
Operating Results
QUARTER ENDED SEPTEMBER 30, 2003
Revenues...........................................     $   917          $  --       $   917
Costs and expenses.................................        (963)            (1)         (964)
Gain (loss) on long-lived assets...................           8             (8)           --
Other expense......................................          (2)            --            (2)
Interest and debt expense..........................          (4)            --            (4)
                                                        -------          -----       -------
Loss before income taxes...........................         (44)            (9)          (53)
Income taxes.......................................          (4)            --            (4)
                                                        -------          -----       -------
Loss from discontinued operations, net of income
  taxes............................................     $   (40)         $  (9)      $   (49)
                                                        =======          =====       =======

QUARTER ENDED SEPTEMBER 30, 2002
Revenues...........................................     $ 1,033          $  75       $ 1,108
Costs and expenses.................................      (1,145)           (95)       (1,240)
Gain (loss) on long-lived assets...................           3            (37)          (34)
Other income.......................................          21             --            21
                                                        -------          -----       -------
Loss before income taxes...........................         (88)           (57)         (145)
Income taxes.......................................         (31)           (21)          (52)
                                                        -------          -----       -------
Loss from discontinued operations, net of income
  taxes............................................     $   (57)         $ (36)      $   (93)
                                                        =======          =====       =======

                                                       PETROLEUM      COAL MINING     TOTAL
                                                     --------------   ------------   -------
                                                                  (IN MILLIONS)
NINE MONTHS ENDED SEPTEMBER 30, 2003
Revenues...........................................     $ 4,621          $  27       $ 4,648
Costs and expenses.................................      (4,730)           (22)       (4,752)
Loss on long-lived assets..........................      (1,278)           (11)       (1,289)
Other income (expenses)............................         (16)             1           (15)
Interest and debt expense..........................          (8)            --            (8)
                                                        -------          -----       -------
Loss before income taxes...........................      (1,411)            (5)       (1,416)
Income taxes.......................................        (230)             1          (229)
                                                        -------          -----       -------
Loss from discontinued operations, net of income
  taxes............................................     $(1,181)         $  (6)      $(1,187)
                                                        =======          =====       =======

Operating Results
NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues...........................................     $ 3,095          $ 243       $ 3,338
Costs and expenses.................................      (3,243)          (259)       (3,502)
Gain (loss) on long-lived assets...................           4           (185)         (181)
Other income.......................................         115              6           121
Interest and debt expense..........................         (13)            --           (13)
                                                        -------          -----       -------
Loss before income taxes...........................         (42)          (195)         (237)
Income taxes.......................................         (15)           (73)          (88)
                                                        -------          -----       -------
Loss from discontinued operations, net of income
  taxes............................................     $   (27)         $(122)      $  (149)
                                                        =======          =====       =======

Financial Position Data
SEPTEMBER 30, 2003
Assets of discontinued operations
  Accounts and notes receivables...................     $   226          $  --       $   226
  Inventory........................................         441             --           441
  Other current assets.............................          97             --            97
  Property, plant and equipment, net...............         678             --           678
  Other non-current assets.........................         133             --           133
                                                        -------          -----       -------
     Total assets..................................     $ 1,575          $  --       $ 1,575
                                                        =======          =====       =======
Liabilities of discontinued operations
  Accounts payable.................................     $   209          $  --       $   209
  Other current liabilities........................         132             --           132
  Notes payable....................................         370             --           370
  Environmental remediation reserve................          44             --            44
                                                        -------          -----       -------
     Total liabilities.............................     $   755          $  --       $   755
                                                        =======          =====       =======
DECEMBER 31, 2002
Assets of discontinued operations
  Accounts and notes receivables...................     $ 1,229          $  29       $ 1,258
  Inventory........................................         636             14           650
  Other current assets.............................          79              1            80
  Property, plant and equipment, net...............       1,950             46         1,996
  Other non-current assets.........................          65             16            81
                                                        -------          -----       -------
     Total assets..................................     $ 3,959          $ 106       $ 4,065
                                                        =======          =====       =======
Liabilities of discontinued operations
  Accounts payable.................................     $ 1,153          $  20       $ 1,173
  Other current liabilities........................         180              5           185
  Environmental remediation reserve................          86             15           101
  Other non-current liabilities....................           1             --             1
                                                        -------          -----       -------
     Total liabilities.............................     $ 1,420          $  40       $ 1,460
                                                        =======          =====       =======

7. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     On January 1, 2003, we adopted SFAS No. 143. As a result, we recorded a cumulative effect of an accounting change of approximately $21 million, net of income taxes (see Note 1).

     In the second quarter of 2002, we also adopted DIG Issue No. C-16, Scope
Exceptions: Applying the Normal Purchases and Sales Exception to Contracts that Combine a Forward Contract and Purchased Option Contract. One of our unconsolidated affiliates, the Midland Cogeneration Venture Limited Partnership, recognized a gain on a fuel supply contract upon adoption of this new rule, and we recorded a gain of $14 million, net of income taxes, as a cumulative effect of an accounting change in our income statement for our proportionate share of this gain.

8. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of our price risk management assets and liabilities as of September 30, 2003 and December 31, 2002:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Net assets (liabilities)
Energy Contracts
  Trading contracts(1)......................................      $  --          $  (4)
  Non-trading contracts
     Derivatives designated as hedges.......................       (128)          (146)
     Other derivatives......................................        947            968
                                                                  -----          -----
  Net assets from price risk management activities(2).......      $ 819          $ 818
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

     Other derivatives are comprised of derivative contracts primarily related to our power restructuring activities at our Eagle Point Cogeneration and our Capitol District Energy Center Cogeneration Associates facilities. For a further discussion of our power restructuring activities, see our Current Report on Form 8-K dated September 23, 2003.

9. INVENTORY

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Current
  Materials and supplies and other..........................       $59            $61
Non-current
  Turbines(1)...............................................        20             20
                                                                   ---            ---
          Total inventory...................................       $79            $81
                                                                   ===            ===

---------------

(1) We recorded these amounts as other non-current assets in our balance sheet.

10. DEBT AND OTHER CREDIT FACILITIES

     We had $272 million and $369 million of current maturities of long-term debt at September 30, 2003, and December 31, 2002.

  Credit Facilities

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. El Paso's $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and commitment fees of 75 basis points on unused amounts of the facility. This facility replaced El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of El Paso's other financing arrangements were also amended to conform the provisions of those obligations to El Paso's $3 billion revolving credit facility. The $3 billion revolving credit facility and those other financing arrangements are secured by our equity in ANR Pipeline Company
(ANR), Wyoming Interstate Company Ltd. (WIC), ANR Storage Company and our equity in the companies that own the assets that collateralize the Clydesdale financing arrangement discussed below.

     In April 2003, El Paso removed us as a borrower under its $1 billion 3-year revolving credit and competitive advance facility, which expired on August 4, 2003.

  Consolidations

     During the second quarter of 2003, El Paso amended several financing and other agreements in connection with its new $3 billion revolving credit agreement. These amendments were completed to accomplish several objectives, including (i) simplifying its capital structure by eliminating several "off-balance sheet" obligations and replacing them with direct obligations, and
(ii) strengthening the overall collateral package available to its financial lenders. Of these amendments, one impacted us directly and is discussed below.

     Aruba. We amended an operating lease at our Aruba facility to provide a full guarantee to the parties who invested in the lessor and to allow the third party and certain lenders to share in the collateral package that was provided to the banks under El Paso's new $3 billion revolving credit facility. This guarantee reduced the investor's risk of loss of its investment, resulting in our controlling the lessor. As a result, we consolidated the lessor during the second quarter of 2003, increasing our total property, plant and equipment by $370 million (prior to an impairment charge we recorded on these assets of $50 million) and increasing our long-term debt by $370 million. As a result of our intent to exit substantially all of our petroleum markets operations, these leased assets and associated debt were reclassified as discontinued operations.

  Long-Term Debt Obligations

     During 2003, we have entered into and retired several debt financing obligations:

                                                                                           NET
                                                              INTEREST                 PROCEEDS(1)/
          DATE              COMPANY           TYPE              RATE       PRINCIPAL   RETIREMENTS    DUE DATE
          ----              -------           ----            --------     ---------   ------------   --------
                                                                                (IN MILLIONS)
Issuance
  March                   ANR           Senior notes           8.875%        $300          $288         2010

Retirements
  January-September       El Paso CGP   Long-term debt         Various       $ 85          $ 85
  February                El Paso CGP   Long-term debt          4.49%         240           240
  July                    El Paso CGP   Note                Floating rate     200           200
  August                  El Paso CGP   Senior debentures       9.75%         102           102
                                                                             ----          ----
                                 Retirements through September 30, 2003      $627          $627
                                                                             ====          ====

---------------

(1) Net proceeds were primarily used to repay maturing long-term debt, redeem preferred interests of consolidated subsidiaries, repay short-term borrowings and other financing obligations and for other general corporate and investment purposes.

     We reclassified $300 million of our mandatorily redeemable preferred securities of Coastal Finance I to long-term debt as a result of the adoption of SFAS No. 150 (see Notes 1 and 11).

  Restrictive Covenants

     We have entered into debt instruments and guaranty agreements that contain covenants such as limitations on debt levels, limitations on liens securing debt and guarantees, limitations on mergers and on sales of assets, capitalization requirements and dividend limitations. A breach of any of these covenants could potentially accelerate our debt and other financial obligations and that of our subsidiaries.

     One of the most significant debt covenants is that we must maintain a minimum net worth of $850 million.

     In addition, we have indentures associated with our public debt that contain cross-acceleration provisions in the event of defaults greater than $5 million.

     As part of El Paso's new $3 billion revolving credit facility, our subsidiaries, ANR and, upon the maturity of El Paso's Clydesdale financing transaction, Colorado Interstate Gas Company (CIG), cannot incur incremental debt if the incurrence of this incremental debt would cause their debt to EBITDA ratio (as defined in El Paso's new $3 billion revolving credit facility agreement) for that particular company to exceed 5 to 1. Additionally, the proceeds from the issuance of debt by the pipeline company borrowers can only be used for maintenance and expansion capital expenditures or investments in other FERC-regulated assets, to fund working capital requirements, or to refinance existing debt. As of September 30, 2003, we were in compliance with these covenants.

  Other Financing Arrangements

     The equity in some of our assets, along with other El Paso assets, collateralize a financing arrangement established by El Paso referred to as Clydesdale. In April 2003, El Paso restructured the Clydesdale financing arrangement into a new term loan that amortizes in equal quarterly amounts of $100 million, which began in May 2003, and El Paso guaranteed the third party equity. These actions resulted in the consolidation of the term loan by El Paso in the second quarter of 2003. The term loan remains collateralized by the assets currently supporting the Clydesdale transaction, consisting of a production payment from us, various natural gas and oil properties and our equity in CIG. As of September 30, 2003, the balance on the Clydesdale term loan was $521 million. In November 2003, El Paso made its quarterly payment of $100 million and retired an additional $7 million on this term loan.

11. PREFERRED INTERESTS OF CONSOLIDATED SUBSIDIARIES

     In May 1998, we formed Coastal Finance I, an indirect wholly owned business trust, to generate funds for investment and general operating purposes. During the third quarter of 2003, $300 million of our mandatorily redeemable preferred securities outstanding was reclassified as a long-term debt on our balance sheet as a result of the adoption of SFAS No. 150 (see Notes 1 and 10).

12. COMMITMENTS AND CONTINGENCIES

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

     Will Price (formerly Quinque). A number of our subsidiaries were named defendants in Quinque Operating Company, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to this lawsuit are not currently determinable.

     MTBE. In compliance with the 1990 amendments to the Clean Air Act, we use the gasoline additive, methyl tertiary-butyl ether (MTBE), in some of our gasoline. We also produce, buy, sell and distribute MTBE. A number of lawsuits have been filed throughout the U.S. regarding MTBE's potential impact on water supplies. We are currently one of several defendants in ten such lawsuits in New York, one in New Hampshire, one in Massachusetts, three in Connecticut and one in Illinois. The plaintiffs generally seek remediation of their groundwater and prevention of future contamination and a variety of compensatory damages as well as punitive damages, attorney's fees, and court costs. In the case filed in Illinois, certification of a national plaintiff's class of certain water providers is requested. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2003, we had approximately $33 million accrued for all outstanding legal matters. Approximately $5 million of the accrual was related to our discontinued operations.

Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2003, we had accrued approximately $148 million for expected remediation costs at current and former operated sites and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. Approximately $50 million of the accrual was related to our discontinued operations.

     Our reserve estimates range from approximately $148 million to approximately $251 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($46 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($102 million to $205 million) and the lower end of the range has been accrued. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

                                                               SEPTEMBER 30,
                                                                    2003
                                                               --------------
SITES                                                           LOW     HIGH
-----                                                          -----    -----
                                                               (IN MILLIONS)
Operating...................................................   $118     $183
Non-operating...............................................     25       60
Superfund...................................................      5        8

     Below is a reconciliation of our accrued liability as of September 30, 2003 (in millions):

Balance as of January 1, 2003......................................    $171
Additions/adjustments for remediation activities...................      (2)
Payments for remediation activities................................     (21)
                                                                       ----
Balance as of September 30, 2003...................................    $148
                                                                       ====

     In addition, we expect to make capital expenditures for environmental matters of approximately $199 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $8 million.

     Coastal Eagle Point. Our Coastal Eagle Point Oil Company received several Administrative Orders and Notices of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection. The Orders allege noncompliance with the New Jersey Air Pollution Control Act (the Act) pertaining to excess emissions reported since 1998 by our Eagle Point refinery in Westville, New Jersey. On February 24, 2003, EPA Region 2 issued a Compliance Order alleging violations that included failure to monitor all components and failure to timely repair leaking components. The alleged violations were identified during a 1999 EPA audit of the Leak Detection and Repair program. Our Eagle Point refinery resolved the claims of the United States and the State of New Jersey in a Consent Decree on September 30, 2003, pursuant to the EPA's refinery enforcement initiative. We agreed to pay a civil penalty of $1.25 million to the United States and $1.25 million to New Jersey. We will contribute $1.0 million to an environmentally beneficial project near the refinery. Our Eagle Point refinery will invest an estimated $3 to $7 million to upgrade the plant's environmental controls by 2008. This settlement is subject to public comment and court approval.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 26 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2003, we have estimated our share of the remediation costs at these sites to be between $5 million and $8 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.

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

Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

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

     In July 2003, the FERC issued an order that prospectively prohibits pipelines from negotiating rates based upon natural gas commodity price indices and imposes certain new filing requirements to ensure the transparency of negotiated rate transactions. Requests for rehearing were filed on August 25, 2003 and remain pending. We do not expect the order on rehearing will have a material effect on us.

     Cash Management Rule. On October 23, 2003, the FERC approved a rule that requires a FERC-regulated entity to file its cash management agreement with the FERC, maintain records of transactions involving its participation in the cash management program, compute its proprietary capital ratio quarterly based on criteria established by the FERC, and notify the FERC 45 days after the end of a calendar quarter whether its proprietary capital ratio falls below 30 percent and subsequently when its proprietary capital ratio returns to or exceeds 30 percent. In the rule, the FERC stated that the requirements imposed by the rule are not in the nature of a regulation governing participation in cash management programs and that the rule does not dictate the content or terms for participating in a cash management program. Although the rule is subject to rehearing, we do not believe an order on rehearing will have a material effect on us.

     On September 10, 2003, the Office of Executive Director of Regulatory Audits completed an industry-wide audit of the FERC Form 2 related to cash management. The audit included our affiliates, El Paso Natural Gas Company
(EPNG) and Mojave Pipeline Company. The audit did not identify any instances of non-compliance with the FERC's reporting and recording requirements but recommended that both EPNG and Mojave revise and update their existing cash management agreements with El Paso. Our other pipelines affiliates are in the process of reviewing and revising their cash management agreements pursuant to this recommendation.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. Although we cannot predict the outcome of this rulemaking, we do not expect the order to have a material effect on us.

     FERC Inquiry. On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for ANR and our pipeline affiliate to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes were to be included in El Paso's pipeline affiliates', including ANR, capital structure for rate-setting purposes. El Paso's response to the FERC was filed on March 12, 2003. On April 2, 2003, El Paso received an additional request for information, to which we fully responded on April 15, 2003.

     While the outcome of our outstanding legal matters, environmental matters, and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is possible that these matters could impact our debt rating and credit rating. Further, for environmental matters, it is possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information regarding our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and our cash flows in the periods these events occur.

Other

     Economic Conditions in the Dominican Republic. Recent developments in the economic and financial situation in the Dominican Republic have led to a devaluation of the Dominican peso of approximately 53 percent against the U.S. dollar during 2003 (through September 30, 2003) and an increase in the local inflation rate of approximately 25 percent for the same period. A stand-by agreement with the International Monetary Fund (IMF) received final approval of the IMF Board in August. The Dominican government maintains that the accord could lead to approximately $1.2 billion in disbursements from multilaterals over the next 24 months and will serve to restore consumer and investor confidence in the banking system and economic policy framework, stabilize the exchange rate and avoid a liquidity crisis. An initial disbursement of funds was made in August 2003, but further disbursements are pending approval by the IMF.

     We have investments in power projects in the Dominican Republic with an aggregate exposure of approximately $100 million. We own a 48.33 percent interest in a 67 megawatt heavy fuel oil fired power project known as the CEPP project. We also own a 24.99 percent interest in a 513 megawatt power generating complex known as Itabo. As a consequence of economic conditions described above, and due to their inability to pass through higher energy prices to their consumers, the local distribution companies that purchase the electrical output of these facilities have been delinquent in their payments to CEPP and Itabo, as well as the other generating facilities in the Dominican Republic since April 2003. The failure to pay generators has resulted in the inability of the generators to purchase fuel required for the production of energy which has caused significant energy shortfalls in the country. We currently believe that the economic difficulties in the Dominican Republic will not have a material adverse effect on our investments, but we will continue to monitor those conditions and are working with the government and the local distribution companies to resolve these issues.

Cases

     The MTBE cases discussed above and filed in New York are: County of Suffolk and Suffolk County Water Authority v. Amerada Hess Corp., et al., filed on October 9, 2002, in the Supreme Court of the State of New York, County of Suffolk, and the following eight cases filed on September 30, 2003 in the Supreme Court of the State of New York, County of New York: County of Nassau v. Amerada Hess, et al., Village of Mineola, Inc. and Water Dept. of the Village of Mineola v. Atlantic Richfield, et al., West Hempstead Water District v. Atlantic Richfield Co., et al., Carle Place Water District v. Atlantic Richfield Co., et al., Town of Southampton v. Atlantic Richfield Co., et al., Village of Hempstead
v. Atlantic Richfield Co., et al., Town of East Hampton v. Atlantic Richfield Co., et al., and Westbury Water District v. Atlantic Richfield Co., et al. The tenth case Water Authority of Western Nassau v. Atlantic Richfield Co., et al., was filed on October 1, 2003 in the Supreme Court of the State of New York, County of New York.

     The MTBE case filed in New Hampshire is State of New Hampshire v. Amerada Hess Corp. et al., filed in New Hampshire Superior Court, County of Merrimack, on September 30, 2003.

     The MTBE case filed in Massachusetts is Brimfield Housing Authority (Brimfield, MA), et al. v. Amerada Hess Corporation, et al., filed in Massachusetts Superior Court, County of Suffolk, on September 30, 2003.

     The three MTBE cases filed in Connecticut are Childhood Memories v. Amerada Hess Corporation, et al., filed in Connecticut Superior Court, Judicial District of Litchfield, on September 30, 2003, Columbia Board of Education, Horace Porter School v. Amerada Hess Corporation, et al., filed in Connecticut Superior Court, Judicial District of Tolland, on September 30, 2003, and Canton Board of Education, Cherry Brook School v. Amerada Hess Corporation, et al., filed in Connecticut Superior Court, Judicial District of Hartford, on September 30, 2003.

     The MTBE case filed in Illinois is Village of East Alton, Individually and on behalf of all others similarly situated v. Amerada Hess Corporation, et al., filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, on September 30, 2003.

Commitments and Purchase Obligations

     During 2003, we entered into purchase obligations to acquire pipe and other equipment that will be used in our Cheyenne Plains Pipeline project. Our total commitment is approximately $96 million and will be paid during 2004. El Paso has guaranteed this purchase commitment.

13. SEGMENT INFORMATION

     We segregate our business activities into four operating segments:
Pipelines, Production, Field Services and Merchant Energy. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology, operational and marketing strategies. We reclassified our historical coal mining operation in the second quarter of 2002 and our petroleum markets and chemical operations in the second quarter of 2003 from our Merchant Energy segment to discontinued operations in our financial statements. Merchant Energy's operating results for all periods presented reflect this change.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT, which includes the results of both these consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The reconciliations of EBIT to income from continuing operations are presented below:

                                                  QUARTER ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                 ---------------     -----------------
                                                 2003      2002       2003       2002
                                                 -----     -----     ------     ------
                                                             (IN MILLIONS)
Total EBIT.....................................  $ 136     $ 188     $ 614      $ 937
Interest and debt expense......................   (103)     (119)     (302)      (326)
Affiliated interest expense, net...............    (11)       (3)      (25)        (9)
Distributions on preferred interests of
  consolidated subsidiaries....................     (1)       (7)      (15)       (28)
Income taxes...................................      5       (22)      (84)      (189)
                                                 -----     -----     -----      -----
     Income from continuing operations.........  $  26     $  37     $ 188      $ 385
                                                 =====     =====     =====      =====

     The following tables reflect our segment results as of and for the periods ended September 30 (in millions):

                                                               QUARTER ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------
                                                                     FIELD     MERCHANT   CORPORATE &
                                           PIPELINES   PRODUCTION   SERVICES    ENERGY     OTHER(1)     TOTAL
                                           ---------   ----------   --------   --------   -----------   ------
2003
Revenues from external customers.........    $193         $161        $ 69      $   58       $  --      $  481
Intersegment revenues....................      --           42          --           1         (18)         25(2)
Operation and maintenance................      57           54           7          28          (4)        142
Depreciation, depletion and
  amortization...........................      28          101           1           5           2         137
(Gain) loss on long-lived assets.........      (2)          (1)         --          10          (2)          5

Operating income (loss)..................      75           40           8          (9)          3         117
Earnings (losses) from unconsolidated
  affiliates.............................      15            2          (1)         (8)         --           8
Other income.............................       2            1          --           4           4          11
                                             ----         ----        ----      ------       -----      ------
EBIT.....................................    $ 92         $ 43        $  7      $  (13)      $   7      $  136
                                             ====         ====        ====      ======       =====      ======
2002
Revenues from external customers.........    $188         $223        $110      $  117       $ (66)     $  572
Intersegment revenues....................       8           22          21         (29)         75          97(2)
Operation and maintenance................      63           61          11          33          (2)        166
Depreciation, depletion and
  amortization...........................      27           92           3           4           3         129

Operating income.........................      70           69          12          14          --         165
Earnings (losses) from unconsolidated
  affiliates.............................      24            2         (49)         19          (1)         (5)
Other income.............................       2           --           1           3          22          28
                                             ----         ----        ----      ------       -----      ------
EBIT.....................................    $ 96         $ 71        $(36)     $   36       $  21      $  188
                                             ====         ====        ====      ======       =====      ======

---------------
(1) Includes our Corporate and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the "Other" column, to remove intersegment transactions.
(2) Relates to intercompany activities between our continuing operating segments and our discontinued petroleum markets operations.

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------
                                                                     FIELD     MERCHANT   CORPORATE &
                                           PIPELINES   PRODUCTION   SERVICES    ENERGY     OTHER(1)     TOTAL
                                           ---------   ----------   --------   --------   -----------   ------
2003
Revenues from external customers.........    $694         $631        $270      $  182       $  --      $1,777
Intersegment revenues....................      --           99          25          (7)        (40)         77(2)
Operation and maintenance................     173          138          23          75          (2)        407
Depreciation, depletion and
  amortization...........................      82          309           6          12           8         417
(Gain) loss on long-lived assets.........     (11)           8         (18)         11          (2)        (12)

Operating income (loss)..................     317          220          46          20          (5)        598
Earnings (losses) from unconsolidated
  affiliates.............................      54            3         (80)         16          --          (7)
Other income.............................      --            2          --          10          11          23
                                             ----         ----        ----      ------       -----      ------
EBIT.....................................    $371         $225        $(34)     $   46       $   6      $  614
                                             ====         ====        ====      ======       =====      ======
2002
Revenues from external customers.........    $656         $888        $303      $1,179       $  --      $3,026
Intersegment revenues....................      28           76          42         (18)        (30)         98(2)
Operation and maintenance................     181          181          35         121          13         531
Depreciation, depletion and
  amortization...........................      88          334          10          16          10         458
Ceiling test charges.....................      --          243          --          --          --         243
Gain on long-lived assets................     (11)          --          (9)         --          (1)        (21)

Operating income (loss)..................     298          151          44         485         (26)        952
Earnings (losses) from unconsolidated
  affiliates.............................      79            2         (48)         47          (1)         79
Other income (expenses)..................      11           --          --        (126)         21         (94)
                                             ----         ----        ----      ------       -----      ------
EBIT.....................................    $388         $153        $ (4)     $  406       $  (6)     $  937
                                             ====         ====        ====      ======       =====      ======

---------------
(1) Includes our Corporate and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the "Other" column, to remove intersegment transactions.
(2) Relates to intercompany activities between our continuing operating segments and our discontinued petroleum markets operations.

     Total assets by segment are presented below:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Pipelines...................................................     $ 5,759        $ 5,175
Production..................................................       4,547          4,370
Field Services..............................................         228            417
Merchant Energy.............................................       2,375          2,446
                                                                 -------        -------
          Total segment assets..............................      12,909         12,408
Corporate and other.........................................         289            760
Discontinued operations.....................................       1,575          4,065
                                                                 -------        -------
          Total consolidated assets.........................     $14,773        $17,233
                                                                 =======        =======

14. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

     We hold investments in affiliates which we account for using the equity method of accounting. Summarized financial information of our proportionate share of unconsolidated affiliates below includes affiliates in which we hold an interest of 50 percent or less, and affiliates in which we hold a greater than 50 percent interest. Our proportional share of the net income of the unconsolidated affiliates in which we hold a greater than 50 percent interest was $2 million and $10 million for the quarters ended, and $11 million and $28 million for the nine months ended September 30, 2003 and 2002.

                                                  QUARTER ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                  --------------      ------------------
                                                  2003      2002       2003        2002
                                                  ----      ----      ------      ------
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues............................  $198      $238       $597        $596
  Operating expenses............................   166       173        447         403
  Income from continuing operations.............     5        40         58         113
  Net income....................................     5        40         58         113

     Our income statement reflects our earnings (losses) from unconsolidated affiliates. This amount includes income or losses directly attributable to the net income or loss of our equity investments as well as impairments and other adjustments to income we record. For the quarter ended June 30, 2003, we recorded impairment charges of $80 million related to our investments in Dauphin Island Gathering Partners and Mobile Bay Processing Partners in our Field Services segment due to our anticipation of incurring a loss from selling our interests in these investments.

  Related Party Transactions

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. See Note 12 for further discussion on the FERC's Rule on Cash Management. As of September 30, 2003, and December 31, 2002, we had borrowed $2,075 million and $2,374 million. The market rate of interest as of September 30, 2003, and December 31, 2002, was 3.5% and 1.5%. In addition, we had a demand note receivable with El Paso of $232 million and $199 million at September 30, 2003, and December 31, 2002. The interest rate for this demand note receivable was 1.6% at September 30, 2003, and 2.2% at December 31, 2002.

     At September 30, 2003, and December 31, 2002, we had current accounts and notes receivable from related parties of $243 million and $322 million. These balances were incurred in the normal course of our business. In addition, we had a non-current note receivable from a related party of $261 million and $126 million included in other non-current assets at September 30, 2003, and at December 31, 2002.

     At September 30, 2003, and December 31, 2002, we had other accounts payable to related parties of $325 million and $87 million. These balances were incurred in the normal course of business.

     During the third quarter of 2003, we distributed $181 million of operating cash to El Paso to reduce its obligations associated with the Clydesdale financing arrangement. A portion of our operating units serve as collateral under this arrangement. See Note 10 for a discussion of the Clydesdale financing arrangement.

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

     We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows revenues, income and expenses incurred between us and our unconsolidated affiliates and El Paso's subsidiaries:

                                                   QUARTER ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                   -------------     -----------------
                                                   2003     2002     2003       2002
                                                   ----     ----     -----     -------
                                                              (IN MILLIONS)
Operating revenues...............................  $295     $469     $874      $1,285
Cost of sales....................................     2       52       69         158
Charges from affiliates..........................    89      104      294         307
Other income.....................................     1        2        4           5

15. NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of September 30, 2003, there were several accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk and/or a controlling financial interest in the entity. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. On October 9, 2003, the FASB issued FASB Staff Position, FSP FIN No. 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This staff position deferred our required adoption date of FIN No. 46 to the fourth quarter of 2003.

     Upon adoption of this standard, we will be required to consolidate the preferred equity holder of one of our consolidated subsidiaries, Coastal Securities Company Limited. The impact of this consolidation will be an increase in long-term debt and a decrease in preferred interests in consolidated subsidiaries by $100 million. We also continue to evaluate our joint venture and financing arrangements to assess the impact, if any, of FIN No. 46 on those arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Current Report on Form 8-K dated September 23, 2003, and the financial statements and notes presented in Item 1 of this Form 10-Q.

                                SEGMENT RESULTS

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT, which includes the results of both these consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income (loss) for the periods ended September 30:

                                                    QUARTER ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                    -------------   -----------------
                                                    2003    2002     2003      2002
                                                    -----   -----   -------   -------
                                                              (IN MILLIONS)
Operating revenues................................  $ 506   $ 669   $ 1,854   $ 3,124
Operating expenses................................   (389)   (504)   (1,256)   (2,172)
                                                    -----   -----   -------   -------
  Operating income................................    117     165       598       952
Earnings (losses) from unconsolidated
  affiliates......................................      8      (5)       (7)       79
Other income (expense)............................     11      28        23       (94)
                                                    -----   -----   -------   -------
  EBIT............................................    136     188       614       937
Interest and debt expense.........................   (103)   (119)     (302)     (326)
Affiliated interest expense, net..................    (11)     (3)      (25)       (9)
Distributions on preferred interests of
  consolidated subsidiaries.......................     (1)     (7)      (15)      (28)
Income taxes......................................      5     (22)      (84)     (189)
                                                    -----   -----   -------   -------
  Income from continuing operations...............     26      37       188       385
Discontinued operations, net of income taxes......    (49)    (93)   (1,187)     (149)
Cumulative effect of accounting changes, net of
  income taxes....................................     --      --       (21)       14
                                                    -----   -----   -------   -------
Net income (loss).................................  $ (23)  $ (56)  $(1,020)  $   250
                                                    =====   =====   =======   =======

OVERVIEW OF RESULTS OF OPERATIONS

     Below are our results of operations (as measured by EBIT) by segment. Our four operating segments -- Pipelines, Production, Field Services and Merchant Energy -- provide a variety of energy products and services. They are managed separately as each business unit requires different technology, operational and marketing strategies. We reclassified our historical coal mining operation in the second quarter of 2002 and our petroleum markets and chemical operations in the second quarter of 2003 from our Merchant Energy segment to discontinued operations in our financial statements. Merchant Energy's results for all periods presented reflect this change. For a further discussion of charges and other income and expense items impacting the results below, see Item 1, Notes 1 through 5 and 14.

                                                   QUARTER ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                   -------------      ------------------
EBIT BY SEGMENT                                    2003     2002       2003        2002
---------------                                    ----     ----      ------      ------
                                                               (IN MILLIONS)
Pipelines......................................    $ 92     $ 96       $371        $388
Production.....................................      43       71        225         153
Field Services.................................       7      (36)       (34)         (4)
Merchant Energy................................     (13)      36         46         406
                                                   ----     ----       ----        ----
  Segment EBIT.................................     129      167        608         943
Corporate and other............................       7       21          6          (6)
                                                   ----     ----       ----        ----
  Consolidated EBIT............................    $136     $188       $614        $937
                                                   ====     ====       ====        ====

PIPELINES

     Our Pipelines segment owns and operates our interstate transmission businesses. For a further discussion of the business activities of our Pipelines segment, see our Current Report on Form 8-K dated September 23, 2003. Results of our Pipelines segment operations were as follows for the periods ended September 30:

                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                               -----------------     -----------------
PIPELINES SEGMENT RESULTS                       2003       2002       2003       2002
-------------------------                      ------     ------     ------     ------
                                                (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues...........................  $  193     $  196     $  694     $  684
Operating expenses...........................    (118)      (126)      (377)      (386)
                                               ------     ------     ------     ------
  Operating income...........................      75         70        317        298
Other income.................................      17         26         54         90
                                               ------     ------     ------     ------
  EBIT.......................................  $   92     $   96     $  371     $  388
                                               ======     ======     ======     ======
Throughput volumes (BBtu/d)(1)...............   7,334      7,471      8,219      8,004
                                               ======     ======     ======     ======

---------------

(1) Throughput volumes for the quarter and nine months ended September 30, 2002, exclude 199 BBtu/d and 210 BBtu/d related to our equity investment in the Alliance pipeline system which was sold. Throughput volumes also exclude volumes transported between entities within the Pipelines segment. Prior period volumes have been restated to reflect current year presentation which includes billable transportation throughput volume for storage withdrawal.

Third Quarter 2003 Compared to Third Quarter 2002

     Operating revenues for the quarter ended September 30, 2003, were $3 million lower than the same period in 2002. The decrease was due to $8 million from lower natural gas recovered in excess of amounts used in operations, a $3 million reduction of Dakota gasification facility purchased gas resales following a FERC approved contract buyout effective August 1, 2003 and $3 million of lower transportation and storage revenues due to contract changes. These decreases were offset by $10 million from higher revenues due to completed system expansions and new transportation contracts and an increase of $3 million in gas processing revenues resulting from higher liquids prices.

     Operating expenses for the quarter ended September 30, 2003, were $8 million lower than the same period in 2002. The decrease was due to lower gas used for system supply requirements of $9 million and $2 million from lower general and administrative costs in 2003. These decreases were offset by a net increase of $3 million related to the FERC approved gas purchase contract buyout related to the Dakota gasification facility and an increase of $2 million due to favorable property tax adjustments recorded in 2002.

     Other income for the quarter ended September 30, 2003, was $9 million lower than the same period in 2002 due to lower equity earnings of $6 million resulting from the sale of our interests in the Alliance pipeline system completed in the first quarter of 2003 and $3 million from the favorable resolution of uncertainties in 2002 associated with the 2001 sale of our Gulfstream pipeline project.

Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Operating revenues for the nine months ended September 30, 2003, were $10 million higher than the same period in 2002. The increase was due to higher revenues of $26 million due to completed system expansions and new transportation contracts, $17 million from higher realized prices in 2003 on the resale of natural gas purchased from the Dakota gasification facility which was partially offset by $5 million from lower gas resales due to a FERC approved buyout of the Dakota gas purchase contract effective August 1, 2003 and $11 million from higher prices on natural gas recovered in excess of amounts used in operations. Also contributing to the increase was a $9 million increase in gas processing revenues resulting from higher liquids prices and $7 million from higher storage gas sales. These increases were partially offset by $48 million from lower revenues due to CIG's sale of the Panhandle field and other production properties in July 2002 and a $10 million decrease in transportation and storage revenues due to contract changes.

     Operating expenses for the nine months ended September 30, 2003, were $9 million lower than the same period in 2002. The decrease was due to a $27 million decrease in operating costs due to CIG's sale of Panhandle field and other production properties in July 2002, additional accruals in the second quarter of 2002 of $10 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities, a $9 million gain on the buyout of a gas purchase contract related to the sale of CIG's Table Rock sulfur extraction facility and the sale of non-pipeline assets in 2003 and lower gas used for system supply requirements of $7 million. The decreases were offset by $16 million from higher prices on natural gas purchased at the Dakota gasification facility along with the impact of the FERC approved gas purchase contract buyout of $6 million which was partially offset by $5 million from lower gas purchases following the termination of the Dakota contract, an $11 million gain on the sale of pipeline expansion rights in 2002, $7 million of favorable general and administrative allocations adjustments received in 2002, lower benefit costs in 2002 of $6 million and a $2 million of favorable property tax adjustments recorded in 2002.

     Other income for the nine months ended September 30, 2003, was $36 million lower than the same period in 2002. The decrease was due to $16 million from lower equity earnings resulting from the sale of our interest in the Alliance pipeline system completed in the first quarter of 2003, $11 million from the favorable resolution of uncertainties in 2002 associated with the sale of our interests in the Iroquois and Empire State pipeline systems and Gulfstream pipeline project in 2001 and $7 million from lower equity earnings from our investment in Great Lakes primarily due to a favorable use tax settlement recorded by Great Lakes in the first quarter of 2002.

PRODUCTION

     Our Production segment conducts our natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices and operate at a low total cost level.

     Since December 31, 2001, we have sold over 1.8 Tcfe of proved reserves in multiple sales transactions with various third parties and our parent. The cumulative amount of the reserves sold represented over 43 percent of our year end 2001 total reserve base, and generated total cash proceeds of approximately $1.5 billion. These sales were conducted as part of our parent's overall efforts to reduce debt and improve its liquidity position. These sales, which included proved developed producing reserves, combined with normal production declines, mechanical failures on certain producing wells and higher finding and development costs, have resulted in our total equivalent production levels declining each quarter since the first quarter of 2002. For the first nine months of 2003, our total equivalent production has declined approximately 97 Bcfe or 39 percent as compared to the same period in 2002. Future trends in production will be dependent upon the amount of capital allocated to our Production segment, the level of success in our drilling programs and any future sales activities relating to our proved reserves.

     As further described in our Current Report on Form 8-K dated September 23, 2003, Production has historically engaged in hedging activities on its natural gas and oil production to stabilize cash flows and to reduce the risk of downward commodity price movements on its sales. As of September 30, 2003, we have hedged approximately 21 million MMBtu's of our remaining anticipated natural gas production for 2003 at a NYMEX Henry Hub price of $3.71 per MMBtu before regional price differentials and transportation costs.

     Our depletion rate is determined under the full cost method of accounting. We expect a higher depletion rate in future periods as a result of higher finding and development costs experienced this year, coupled with a lower reserve base due to the asset sales mentioned above. For the fourth quarter of 2003, we expect our domestic unit of production depletion rate to be approximately $2.29 per Mcfe.

     During the nine months ended September 30, 2003, we spent approximately $682 million on capital expenditures. In October 2003, we entered into agreements with a wholly owned subsidiary of Lehman Brothers (Lehman), an investment bank, and a wholly owned subsidiary of Nabors Industries Ltd. (Nabors) that will collectively result in an additional $160 million of drilling activity over the next nine to 12 months. Lehman will contribute 50 percent of an estimated $230 million total cost to develop a specified package of wells in exchange for a 50 percent net profits interest (cash proceeds available after royalties and operating costs have been paid), and Nabors will contribute 20 percent in exchange for a 20 percent net profits interest in such package of wells. Once a specified payout is achieved, Lehman's and Nabors' net profits interests will convert to an overriding royalty interest in the wells for the remainder of the wells' productive lives. El Paso will contribute the remaining 30 percent of the $230 million of capital as part of its existing 2003 and 2004 capital budget. Under the terms of the agreements, all parties have a right to cease further investment with 30 days notice.

     As of January 1, 2003, our reserve estimates were prepared internally by our Production segment and reviewed by Huddleston & Co., Inc. During the fourth quarter of 2003, we appointed Ryder Scott Co. as our primary reservoir engineer.

     Results of our Production segment operations were as follows for the periods ended September 30:

                                                   QUARTER ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                 ------------------    --------------------
PRODUCTION SEGMENT RESULTS                        2003       2002        2003        2002
--------------------------                       -------    -------    --------    --------
                                                  (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Operating revenues:
  Natural gas..................................  $   164    $   208    $    603    $    834
  Oil, condensate and liquids..................       40         39         119         125
  Other........................................       (1)        (2)          8           5
                                                 -------    -------    --------    --------
          Total operating revenues.............      203        245         730         964
Transportation and net product costs...........       (7)       (14)        (33)        (39)
                                                 -------    -------    --------    --------
          Total operating margin...............      196        231         697         925
Operating expenses(1)..........................     (156)      (162)       (477)       (774)
                                                 -------    -------    --------    --------
  Operating income.............................       40         69         220         151
Other income...................................        3          2           5           2
                                                 -------    -------    --------    --------
  EBIT.........................................  $    43    $    71    $    225    $    153
                                                 =======    =======    ========    ========
Volumes and prices
  Natural gas
     Volumes (MMcf)............................   35,597     59,625     121,781     208,356
                                                 =======    =======    ========    ========
     Average realized prices with hedges
       ($/Mcf)(2)..............................  $  4.61    $  3.48    $   4.95    $   4.00
                                                 =======    =======    ========    ========
     Average realized prices without hedges
       ($/Mcf)(2)..............................  $  5.02    $  2.98    $   5.65    $   2.85
                                                 =======    =======    ========    ========
     Average transportation costs ($/Mcf)......  $  0.18    $  0.14    $   0.22    $   0.13
                                                 =======    =======    ========    ========
  Oil, condensate and liquids
     Volumes (MBbls)...........................    1,612      1,723       4,598       6,410
                                                 =======    =======    ========    ========
     Average realized prices with hedges
       ($/Bbl)(2)..............................  $ 24.97    $ 22.57    $  25.91    $  19.50
                                                 =======    =======    ========    ========
     Average realized prices without hedges
       ($/Bbl)(2)..............................  $ 24.97    $ 22.92    $  25.91    $  19.38
                                                 =======    =======    ========    ========
     Average transportation costs ($/Bbl)......  $  0.87    $  0.33    $   0.85    $   0.66
                                                 =======    =======    ========    ========

---------------

(1) Includes production costs, depletion, depreciation and amortization, ceiling test charges, asset impairments, gain and loss on long-lived assets, general and administrative expenses and severance and other taxes.

(2) Prices are stated before transportation costs.

Third Quarter 2003 Compared to Third Quarter 2002

     Operating revenues for the quarter ended September 30, 2003, were $42 million lower than the same period in 2002. Our natural gas revenues, including the impact of hedges, were $44 million lower in the third quarter of 2003. Our 2003 natural gas production volumes decreased by 40 percent, resulting in an $84 million decrease in revenues versus the same period in 2002. Realized natural gas prices rose in 2003 by 33 percent, resulting in a $40 million increase in revenues when compared to the same period in 2002. The overall decline in natural gas volumes was due to the sales of production properties in New Mexico, Utah and western Canada as well as normal production declines and mechanical failures in certain producing wells. Our oil, condensate and liquids revenues, including the impact of hedges, were $1 million higher in the third quarter of 2003. Our 2003 oil, condensate and liquids volumes decreased by six percent, resulting in a $3 million decrease in revenues versus the same period in 2002. Realized oil, condensate and liquids prices rose in 2003 by 11 percent, resulting in a $4 million increase in revenues when compared to the same period in 2002. The declines in volumes were primarily due to the property sales, production declines and mechanical failures mentioned above.

     Transportation and net product costs for the quarter ended September 30, 2003, were $7 million lower than the same period in 2002 primarily due to a lower percentage of gas volumes subject to transportation fees and lower fees incurred in 2003 to meet minimum payments on pipeline agreements.

     Operating expenses for the quarter ended September 30, 2003, were $6 million lower than the same period in 2002 primarily due to lower oilfield service costs of $3 million, as a result of asset dispositions which reduced labor and production processing fees, lower severance and other taxes of $6 million and lower general and administrative costs of $5 million. Partially offsetting these decreases were higher depletion expense of $9 million which was comprised of a $39 million increase due to higher depreciation, depletion and amortization (DD&A) rates in 2003 and costs of $2 million related to the accretion of our liability for asset retirement obligations in 2003, partially offset by a $32 million decrease due to lower production volumes in 2003. The higher depletion rate resulted from increased finding and development costs coupled with a lower reserve base due to asset sales.

Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Operating revenues for the nine months ended September 30, 2003, were $234 million lower than the same period in 2002. Our natural gas revenues, including the impact of hedges, were $231 million lower in 2003. Our 2003 natural gas production volumes decreased by 42 percent, resulting in a $347 million decrease in revenues versus the same period in 2002. Realized natural gas prices rose in 2003 by 24 percent, resulting in a $116 million increase in revenues when compared to the same period in 2002. The decline in natural gas volumes was due to the sales of production properties in Colorado, New Mexico, Utah, Texas, and western Canada as well as normal production declines and mechanical failures on certain producing wells. Our oil, condensate and liquids revenues, including the impact of hedges, were $6 million lower in 2003. Our 2003 oil, condensate and liquids volumes decreased by 28 percent, resulting in a $35 million decrease in revenues versus the same period in 2002. Realized oil, condensate and liquids prices rose in 2003 by 33 percent, resulting in a $29 million increase in revenues when compared to the same period in 2002. The declines in volumes were primarily due to the property sales, production declines and mechanical failures mentioned above.

     Transportation and net product costs for the nine months ended September 30, 2003, were $6 million lower than the same period in 2002 primarily due to a lower percentage of gas volumes subject to transportation fees and lower fees incurred in 2003 to meet minimum payments on pipeline agreements.

     Operating expenses for the nine months ended September 30, 2003, were $297 million lower than the same period in 2002 primarily due to a 2002 non-cash full cost ceiling test charge of $243 million for our international properties in Canada, Brazil and Australia. Also contributing to the decrease were lower oilfield service costs of $36 million, primarily due to asset dispositions which resulted in lower labor and production processing fees, a $5 million gain in 2003 on the sales of non-full cost pool assets and lower general and administrative costs of $8 million. Further decreasing expenses were lower depletion expenses of $24 million, comprised of a $129 million decrease due to lower production volumes in 2003, partially offset by a $97 million increase due to higher DD&A rates in 2003 and costs of $8 million related to the accretion of our liability for asset retirement obligations. The higher depletion rate in 2003 resulted from increased finding and development costs coupled with a lower reserve base due to asset sales. Partially offsetting the decreases in expenses were intangible asset impairments of $14 million in 2003 on non-full cost assets in Canada and higher severance and other taxes of $5 million in 2003. The increase in severance taxes was primarily due to tax credits taken in 2002 for qualified natural gas wells.

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

     As a result of our asset sales and the resulting decline in our gathering and processing activities, our EBIT has decreased significantly. For a further discussion of the business activities of our Field Services segment, see our Current Report on Form 8-K dated September 23, 2003. Results of our Field Services segment operations were as follows for the periods ended September 30:

                                                    QUARTER ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                  ------------------    --------------------
FIELD SERVICES SEGMENT RESULTS                     2003       2002        2003        2002
------------------------------                    -------    -------    --------    --------
                                                   (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Gathering and processing gross margins(1).......  $   17     $   28      $   60      $   84
Operating expenses..............................      (9)       (16)        (14)        (40)
                                                  ------     ------      ------      ------
  Operating income..............................       8         12          46          44
Other expense...................................      (1)       (48)        (80)        (48)
                                                  ------     ------      ------      ------
  EBIT..........................................  $    7     $  (36)     $  (34)     $   (4)
                                                  ======     ======      ======      ======
Volumes and prices
  Gathering
     Volumes (BBtu/d)...........................      23        574         116         619
                                                  ======     ======      ======      ======
     Prices ($/MMBtu)...........................  $ 0.09     $ 0.12      $ 0.15      $ 0.13
                                                  ======     ======      ======      ======
  Processing
     Volumes (inlet BBtu/d).....................   1,550      1,716       1,667       1,746
                                                  ======     ======      ======      ======
     Prices ($/MMBtu)...........................  $ 0.10     $ 0.13      $ 0.11      $ 0.12
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

Third Quarter 2003 Compared to Third Quarter 2002

     Total gross margins for the quarter ended September 30, 2003, were $11 million lower than the same period in 2002 primarily due to lower margins as a result of the sales of our Natural Buttes and Ouray natural gas gathering systems in December 2002, Wyoming gathering assets in January 2003, and Mid-Continent gathering and processing assets in June 2003.

     Operating expenses for the quarter ended September 30, 2003, were $7 million lower than the same period in 2002 primarily due to the asset sales discussed above.

     Other expenses for the quarter ended September 30, 2003, were $47 million lower than the same period in 2002 due to a loss recorded in September 2002 related to the sale of our investment in the Aux Sable natural gas liquids plant.

Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Total gross margins for the nine months ended September 30, 2003, were $24 million lower than the same period in 2002. The decrease was primarily due to lower margins of $28 million as a result of the sales of our Dragon Trail processing plant in May 2002, Natural Buttes and Ouray natural gas gathering systems in December 2002, Wyoming gathering assets in January 2003, and Mid-Continent gathering and processing assets in June 2003. Partially offsetting this decrease was a $7 million increase in our south Louisiana processing margins due to higher natural gas liquids prices and change in contract terms.

     Operating expenses for the nine months ended September 30, 2003, were $26 million lower than the same period in 2002 primarily due to the asset sales discussed above, resulting in lower operating costs and depreciation expenses of $16 million and a net gain of $19 million from the sale of our Mid-Continent midstream assets in the second quarter of 2003. The decreases were partially offset by a $10 million gain in the second quarter of 2002 from the sale of our Dragon Trail processing plant.

     Other expenses for the nine months ended September 30, 2003, were $32 million higher than the same period in 2002 due to $80 million in impairment charges on our Dauphin Island Gathering Partners and Mobile Bay Processing Partners investments. The impairment was recorded based on an expected loss from the anticipated sale of our interests in these investments. Partially offsetting the increase was a loss of $47 million recorded in September 2002 related to the sale of our investment in the Aux Sable natural gas liquids plant.

MERCHANT ENERGY

     Our Merchant Energy segment primarily consists of global power operations, which includes the ownership and operation of domestic and international power generating facilities and our power restructuring activities. Our Current Report on Form 8-K dated September 23, 2003, includes a description of the various power activities included in our Merchant Energy segment. Historically, our Merchant Energy segment also included our petroleum markets operations, but in June 2003, El Paso's Board of Directors approved the sale of substantially all of these operations. As a result, our petroleum markets operations were reclassified as discontinued operations for all periods presented. For a further discussion of our discontinued petroleum markets operations, see Item 1, Note 6. Merchant Energy's operating results and an analysis of those results for the periods ended September 30 are presented below:

                                                   QUARTER ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                  ---------------    -----------------
MERCHANT ENERGY SEGMENT RESULTS                   2003      2002      2003       2002
-------------------------------                   -----     -----    ------     ------
                                                             (IN MILLIONS)
Gross margin....................................  $  35     $  51    $ 121      $ 626
Operating expenses..............................    (44)      (37)    (101)      (141)
                                                  -----     -----    -----      -----
  Operating income (loss).......................     (9)       14       20        485
Other income (expense)..........................     (4)       22       26        (79)
                                                  -----     -----    -----      -----
  EBIT..........................................  $ (13)    $  36    $  46      $ 406
                                                  =====     =====    =====      =====

     In 2002, we restructured the power contracts of several of our power plants, which resulted in significant gains in 2002 and reduced operating revenues and expenses for those plants in 2003 because the plants were converted to merchant plants, operating only when economically feasible. Upon restructuring, we began recognizing changes in the fair value of the restructured derivative contracts in our earnings rather than when the power under the contracts was delivered. Going forward, the changes in fair value of these restructured derivative contracts may cause volatility in our future operating results. These restructured derivative contracts are significantly impacted by changes in interest rates, which is more fully explained in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Due to a decline in El Paso's credit rating in late 2002 and early 2003, we no longer pursue additional power contract restructuring activities and are pursuing the sale of our domestic power operations.

     As we execute sales of our domestic power plants, results of operations will increase or decrease from our current results based on the earnings and timing of the potential sale of the respective plant or investment. In addition to the earnings impact of the operations sold, a commitment to sell power plants in the future may trigger an event that could result in impairment charges in future periods.

Third Quarter 2003 Compared to Third Quarter 2002

     Gross margin for our power activities consists of revenues from our power plants and the net initial gains and losses incurred in connection with the restructuring of power contracts, as well as the subsequent revenues, cost of electricity purchases and changes in fair value of these contracts. The cost of fuel in the power generation process is included in operating expenses. For the quarter ended September 30, 2003, our gross margin was $16 million lower than the same period in 2002. The decrease was primarily due to a $12 million decrease in revenues from our Eagle Point merchant facility due to lower volumes of power generated during 2003. The lower volumes resulted from mechanical difficulties with one of the turbines used by the facility in

2003 and the decision to not fully operate the power plant on a merchant basis due to lower demand and margins in 2003.

     Operating expenses for the quarter ended September 30, 2003, were $7 million higher than the same period in 2002, primarily due to an impairment of a crude oil pipeline of $10 million in 2003 due to a decline in the expected reserves of a crude oil field from which the pipeline is used to transport crude oil to a common gathering point. Also contributing to the increase was $6 million of costs to convert the Eagle Point merchant facility to allow for operation in a merchant capacity in 2003. Offsetting these increases were $9 million of decreases primarily due to lower operating expenses from our Eagle Point merchant facility resulting from lower volumes of power generated during 2003. The lower volumes resulted from mechanical difficulties with one of the turbines used by the facility in 2003 and the decision to not fully operate the power plant on a merchant basis due to lower demand and margins in 2003.

     Other income (expense) for the quarter ended September 30, 2003, decreased by $26 million compared to the same period in 2002. This decrease was primarily due to a $13 million decrease in equity earnings in 2003 of one of our equity investments that experienced a decline in the fair value of its derivative fuel supply contracts. Also contributing to this decrease was $6 million of legal fees related to arbitration proceedings on two of our Asian equity investments in 2003.

Nine Months Ended 2003 Compared to Nine Months Ended 2002

     For the nine months ended September 30, 2003, our gross margin was $505 million lower than the same period in 2002. The decrease was primarily due to $486 million of gains on power contract restructurings for our Eagle Point and Nejapa power plants that we completed in 2002. Contributing to the decrease in gross margin was a decrease of $77 million in 2003 power generation revenues primarily due to mechanical difficulties with one of the turbines used by our Eagle Point merchant facility in 2003 and the decision to not fully operate the power plant on a merchant basis due to lower demand and margins in 2003. Partially offsetting these decreases was a $72 million increase in gross margin resulting from an increase in the fair values of our power restructuring contracts in 2003 compared to a decrease in their fair values in 2002. This increase resulted primarily from income accretion for the nine months in 2003 compared to six months in 2002 since the power contracts were restructured in the first quarter of 2002.

     Operating expenses for the nine months ended September 30, 2003, were $40 million lower than the same period in 2002. The decrease was primarily due to a $33 million decrease in operating costs of our Eagle Point merchant facility resulting from the decision to not fully operate the power plant on a merchant basis due to lower demand and margins in 2003. Partially offsetting the decrease was an impairment charge associated with a crude oil pipeline of $10 million in 2003 due to a decline in the expected reserves of a crude oil field from which the pipeline is used to transport crude oil to a common gathering point.

     Other income (expense) for the nine months ended September 30, 2003 was $105 million higher than the same period in 2002. This increase is primarily due to a $90 million contract termination fee we paid in 2002 to our petroleum markets operations associated with the termination of a steam contract between our Eagle Point power facility and the Eagle Point refinery (which is included in our petroleum markets operations reflected in discontinued operations). Also contributing to the increase was $50 million of minority owner's interest primarily on the power contract restructurings for our Eagle Point and Nejapa power plants that we completed in 2002. Partially offsetting this decrease was $12 million of legal fees related to arbitration proceedings on two of our Asian equity investments in 2003.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and nine months ended September 30, 2003, was $16 million and $24 million lower than the same periods in 2002. Below is an analysis of our interest expense for the periods ended September 30:

                                                       QUARTER ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                       --------------    -----------------
                                                       2003     2002      2003       2002
                                                       -----    -----    ------     ------
                                                                  (IN MILLIONS)
Long-term debt, including current maturities........   $106     $121      $307       $317
Other interest......................................      1        3         5         23
Capitalized interest................................     (4)      (5)      (10)       (14)
                                                       ----     ----      ----       ----
     Total interest and debt expense................   $103     $119      $302       $326
                                                       ====     ====      ====       ====

Third Quarter 2003 Compared to Third Quarter 2002

     Interest expense on long-term debt for the quarter ended September 30, 2003, was $15 million lower than the same period in 2002 primarily due to a $29 million reduction in interest due to the retirement of approximately $1.3 billion of long-term debt in 2002 and 2003 with an average interest rate of 6.90%. This decrease was partially offset by a $7 million increase in interest related to ANR's March 2003 issuance of $300 million senior notes. In addition, we experienced $6 million of interest due to the reclassification of $300 million of preferred securities as long-term debt in the third quarter as a result of the adoption of a new accounting standard SFAS No. 150. See Note 1 for a discussion of this accounting change.

     Other interest for the quarter ended September 30, 2003, was $2 million lower than the same period in 2002 primarily due to the retirement of our other financing obligations.

     Capitalized interest for the quarter ended September 30, 2003, was $1 million lower than the same period in 2002 primarily due to lower average interest rates in the third quarter 2003 than the same period in 2002.

Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Interest expense on long-term debt for the nine months ended September 30, 2003, was $10 million lower than the same period in 2002 primarily due to a $67 million decrease in interest due to the retirement of approximately $1.7 billion of long-term debt in 2002 and 2003 with an average interest rate of 6.50%. This decrease was partially offset by a $37 million increase in interest from Utility Contract Funding borrowed in July 2002 and Mohawk River Funding IV debt borrowed in June 2002. These debts were borrowed for ongoing capital projects, investment programs and operating requirements. Also offsetting the decrease was $15 million of additional interest related to ANR's March 2003 issuance of $300 million senior notes and $6 million of interest due to the reclassification of $300 million of preferred securities as a result of the adoption of SFAS No. 150.

     Other interest for the nine months ended September 30, 2003, was $18 million lower than the same period in 2002. The decrease was primarily due to a $12 million reduction in interest resulting from the retirement of other financing obligations and a $4 million decrease due to the reduction in our power and trading activities in 2003.

     Capitalized interest for the nine months ended September 30, 2003, was $4 million lower than the same period in 2002 primarily due to lower average interest rates in 2003 than in 2002.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter and nine months ended September 30, 2003, was $11 million and $25 million, or $8 million and $16 million higher than the same periods in 2002. The increase was primarily due to higher average advances payable to El Paso under our cash management program in 2003, partially offset by higher average short-term interest rates. The average advances payable balance for the third quarter increased from $1,126 million in 2002 to $2,113 million in 2003 and the average advances payable balance for the nine months increased from $1,089 million in 2002 to $2,129 million in 2003. The average short-term interest rates for the third quarter increased from 1.8% in 2002 to 1.9% in 2003 and the average short-term interest rate for the nine months decreased from 1.9% in 2002 to 1.6% in 2003.

DISTRIBUTIONS ON PREFERRED INTERESTS OF CONSOLIDATED SUBSIDIARIES

     Distributions on preferred interests of consolidated subsidiaries for the quarter and nine months ended September 30, 2003, were $6 million and $13 million lower than the same periods in 2002 primarily due to the redemptions of our preferred interests in consolidated subsidiaries, including those related to El Paso Oil & Gas Associates, Coastal Limited Ventures and El Paso Oil & Gas Resources and due to the reclassification of our Coastal Finance I mandatorily redeemable preferred securities to long-term debt as a result of the adoption of SFAS No. 150. The decreases were also due to lower interest rates in 2003. Our preferred distributions are based on variable short-term rates, which were lower on average in 2003 than the same periods in 2002.

INCOME TAXES

     Income taxes from continuing operations and our effective tax rates for the periods ended September 30 were as follows:

                                                 QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------       -----------------
                                                2003       2002       2003        2002
                                                ----       ----       -----       -----
                                                    (IN MILLIONS, EXCEPT FOR RATES)
Income taxes..................................  $ (5)      $22         $84        $189
Effective tax rate............................   (24)%      37%         31%         33%

     Our effective tax rates were different than the statutory tax rate of 35 percent in 2003 primarily due to:

     - state income taxes, net of federal income tax benefit;

     - foreign income taxed at different rates; and

     - abandonment of foreign investments.

     Our effective tax rates were different than the statutory tax rate of 35 percent in 2002 primarily due to:

     - state income taxes, net of federal income tax benefit; and

     - foreign income taxed at different rates.

     During the quarters and nine months ended September 30, 2003 and 2002, we experienced a number of events that have impacted our overall effective tax rate on continuing operations. These events included the treatment of our coal and petroleum markets operations as discontinued operations (in which income taxes are apportioned between continuing and discontinued operations) and the abandonment of several foreign investments. These events, coupled with relatively low pretax income in continuing operations, have caused, and may continue to cause, variations in our effective tax rate.

DISCONTINUED OPERATIONS

     During the nine months ended September 30, 2003, our after-tax loss from discontinued operations was $1,187 million. During this period, we recorded pre-tax charges of $1,366 million related to impairments of long-lived assets and investments triggered by our decision to sell substantially all of our petroleum markets business, approximately $929 million of which related to the impairment of our Aruba refinery and approximately $252 million of which related to the impairment of our Eagle Point refinery.

     We also incurred $23 million of net losses on our refinery operations during the nine months ended September 30, 2003 which included losses from our Aruba refinery of $73 million and earnings from our Eagle Point refinery of $55 million. The Aruba refinery losses primarily related to lower throughput due to significant turnaround maintenance activities during the third quarter of 2003. We expect our Eagle Point refinery's volumes to be lower in the fourth quarter of 2003 due to scheduled turnaround maintenance activities.

     The income tax benefit related to discontinued operations for the nine months ended September 30, 2003, was $229 million resulting in an effective tax rate for discontinued operations of 16 percent. This effective rate was different than the statutory rate of 35 percent primarily due to state income taxes and foreign income taxed at different rates.

     In the second quarter of 2003, we entered into a product offtake agreement with Vitol S.A. Inc., for the sale of a number of the products produced at our Aruba refinery. As a result of this contract, Vitol became the single largest customer of our Aruba refinery, purchasing approximately 75 percent of the products produced at that plant. The agreement is for one year with two one-year extensions at Vitol's option. We have the right to terminate the agreement when the refinery is sold.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Note 12, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     See Item 1, Note 15, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in our Current Report on Form 8-K dated September 23, 2003, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Current Report on Form 8-K dated September 23, 2003, except as presented below:

MARKET RISK

     We are exposed to a variety of market risks in the normal course of our business activities, including commodity price, foreign exchange and interest rate risks. We measure risks on the derivative and non-derivative contracts in our portfolio on a daily basis using a Value-at-Risk model. We measure our Value-at-Risk using a historical simulation technique, and we prepare it based on a confidence level of 95 percent and a one-day holding period. This Value-at-Risk was $3 million and $7 million as of September 30, 2003 and December 31, 2002, and represents our potential one-day unfavorable impact on the fair values of our contracts. These contracts primarily relate to our petroleum markets business, which is included in discontinued operations. As we liquidate our portfolio, our Value-at-Risk may vary from period to period.

INTEREST RATE RISK

     As of September 30, 2003, our non-trading derivatives not designated as hedges (see Item 1, Note 8) were comprised of $947 million of long-term power purchase and power supply contracts. These contracts are associated with our power contract restructuring activities and are valued using estimated future market power prices and a discount rate that considers the appropriate U.S. Treasury rate plus a credit spread specific to the contract's counterparty. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in value that can be realized. Since September 30, 2002, in order to provide for market risk, we have not reflected the increase in the value that would result from decreases in U.S. Treasury rates because we believe the resulting increase in fair value of these non-trading derivatives could not be realized in a current transaction between willing parties. Had we reflected the actual U.S. Treasury yields as of September 30, 2003 in our valuation, the value of our non-trading derivatives would have been higher by approximately $102 million. Our exposure to changes in interest rates and credit spreads has not been included in our Value-at-Risk calculation since these risks are managed separately from the other derivative positions included in our Value-at-Risk model. As of September 30, 2003, a ten percent increase or decrease in the discount rate used to value these positions would result in a change in the fair value of these derivative contracts of $(38) million and $40 million.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See Part I, Item 1, Note 12, which is incorporated herein by reference.

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

  b. Reports on Form 8-K

       DATE                                EVENT REPORTED
       ----                                --------------
September 23, 2003  Revised financial information presented in our Annual Report on Form 10-K for the year ended December 31, 2002, to
                    segregate our petroleum markets business as a discontinued
                    operation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO CGP COMPANY

Date: November 12, 2003                            /s/ D. DWIGHT SCOTT
                                            ------------------------------------
                                                      D. Dwight Scott
                                                Executive Vice President and
                                            Chief Financial Officer and Director
                                               (Principal Financial Officer)

Date: November 12, 2003                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

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