Form 10-Q
period 2004-03-31
EL PASO CGP CO
filed 2004-11-08
CIK 21267

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-7176

                             ---------------------

                              EL PASO CGP COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-1734212
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)



               EL PASO BUILDING
            1001 LOUISIANA STREET                                  77002
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of Principal Executive Offices)

                        Telephone Number: (713) 420-2600
                        Internet Website: www.elpaso.com

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

     Common stock, par value $3 per share. Shares outstanding on November 5, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EL PASO CGP COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   24
          Cautionary Statement Regarding Forward-Looking Statements...   36
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   37
Item 4.   Controls and Procedures.....................................   38

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   41
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   41
Item 3.   Defaults Upon Senior Securities.............................   41
Item 4.   Submission of Matters to a Vote of Security Holders.........   41
Item 5.   Other Information...........................................   41
Item 6.   Exhibits....................................................   41
          Signatures..................................................   42

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d     = per day
Bbl    = barrels
BBtu   = billion British thermal units
Bcf    = billion cubic feet
Bcfe   = billion cubic feet of natural gas equivalents
MBbls  = thousand barrels
Mcf    = thousand cubic feet
Mcfe   = thousand cubic feet of natural gas equivalents
MMBtu  = million British thermal units
MMcf   = million cubic feet
MMcfe  = million cubic feet of natural gas equivalents
MW     = megawatt

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                         2003
                                                              2004    (RESTATED)
                                                              -----   ----------
Operating revenues..........................................  $ 564     $ 748
                                                              -----     -----
Operating expenses
  Cost of products and services.............................    111       175
  Operation and maintenance.................................    130       134
  Depreciation, depletion and amortization..................    122       128
  Loss on long-lived assets.................................    181         8
  Ceiling test charges......................................     28         1
  Taxes, other than income taxes............................     12        27
                                                              -----     -----
                                                                584       473
                                                              -----     -----
Operating income (loss).....................................    (20)      275
Earnings from unconsolidated affiliates.....................     35        39
Other income, net...........................................      6         6
Interest and debt expense...................................   (100)      (99)
Affiliated interest expense, net............................    (14)       (7)
Distributions on preferred interests of consolidated
  subsidiaries..............................................     --        (7)
                                                              -----     -----
Income (loss) before income taxes...........................    (93)      207
Income taxes................................................    (30)       71
                                                              -----     -----
Income (loss) from continuing operations....................    (63)      136
Discontinued operations, net of income taxes................    (55)     (222)
Cumulative effect of accounting changes, net of income
  taxes.....................................................     --       (12)
                                                              -----     -----
Net loss....................................................  $(118)    $ (98)
                                                              =====     =====

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
ASSETS
Current assets
  Cash and cash equivalents.................................   $   176      $   150
  Accounts and notes receivable
     Customers, net of allowance of $41 in 2004 and $37 in
      2003..................................................       237          311
     Affiliates.............................................       397          442
     Other..................................................       132           88
  Inventory.................................................        55           58
  Assets from price risk management activities..............        79           97
  Assets held for sale and from discontinued operations.....       164        1,373
  Restricted cash...........................................       108           36
  Other.....................................................        97           95
                                                               -------      -------
          Total current assets..............................     1,445        2,650
                                                               -------      -------
Property, plant and equipment, at cost
  Pipelines.................................................     6,596        6,478
  Natural gas and oil properties, at full cost..............     7,389        8,304
  Power facilities..........................................       372          372
  Gathering and processing systems..........................       152          151
  Other.....................................................        97          119
                                                               -------      -------
                                                                14,606       15,424
  Less accumulated depreciation, depletion and
     amortization...........................................     8,185        8,678
                                                               -------      -------
          Total property, plant and equipment, net..........     6,421        6,746
                                                               -------      -------
Other assets
  Investments in unconsolidated affiliates..................     1,255        1,312
  Assets from price risk management activities..............       785          845
  Goodwill and other intangible assets, net.................       416          421
  Other.....................................................       362          435
                                                               -------      -------
                                                                 2,818        3,013
                                                               -------      -------
          Total assets......................................   $10,684      $12,409
                                                               =======      =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................    $   171        $   197
     Affiliates.............................................         75            110
     Other..................................................        183            238
  Short-term financing obligations, including current
     maturities.............................................        299            310
  Notes payable to affiliates...............................        128            906
  Liabilities related to discontinued operations............         36            658
  Other.....................................................        568            363
                                                                -------        -------
          Total current liabilities.........................      1,460          2,782
                                                                -------        -------
Long-term financing obligations.............................      4,713          5,011
                                                                -------        -------
Other
  Deferred income taxes.....................................        666            732
  Other.....................................................        450            432
                                                                -------        -------
                                                                  1,116          1,164
                                                                -------        -------
Commitments and contingencies
Securities of subsidiaries..................................        175            107
                                                                -------        -------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................         --             --
  Additional paid-in capital................................      3,136          3,136
  Retained earnings.........................................        106            224
  Accumulated other comprehensive loss......................        (22)           (15)
                                                                -------        -------
          Total stockholder's equity........................      3,220          3,345
                                                                -------        -------
          Total liabilities and stockholder's equity........    $10,684        $12,409
                                                                =======        =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                            2003
                                                               2004     (RESTATED)(1)
                                                              -------   -------------
Cash flows from operating activities
  Net loss..................................................  $  (118)      $ (98)
    Less loss from discontinued operations, net of income
      taxes.................................................      (55)       (222)
                                                              -------       -----
  Net income (loss) before discontinued operations..........      (63)        124
  Adjustments to reconcile net income (loss) to net cash
    from operating activities
    Depreciation, depletion and amortization................      122         128
    Ceiling test charges....................................       28           1
    Loss on long-lived assets...............................      181           8
    Earnings from unconsolidated affiliates, adjusted for
      cash distributions....................................      (16)        (19)
    Deferred income tax expense (benefit)...................      (74)         58
    Cumulative effect of accounting changes.................       --          12
    Other non-cash income items.............................        2          52
    Asset and liability changes.............................      156         149
                                                              -------       -----
    Cash provided by continuing operations..................      336         513
    Cash provided by (used in) discontinued operations......      170        (223)
                                                              -------       -----
         Net cash provided by operating activities..........      506         290
                                                              -------       -----
Cash flows from investing activities
  Additions to property, plant and equipment................     (160)       (329)
  Purchases of interests in equity investments..............       (8)         (2)
  Net proceeds from the sale of assets and investments......      336         216
  Increase in restricted cash...............................      (72)        (43)
  Net change in notes receivable from unconsolidated
    affiliates..............................................        6        (115)
  Other.....................................................        9          (3)
                                                              -------       -----
    Cash provided by (used in) continuing operations........      111        (276)
    Cash provided by discontinued operations................      753         362
                                                              -------       -----
         Net cash provided by investing activities..........      864          86
                                                              -------       -----
Cash flows from financing activities
  Payments to retire long-term debt and other financing
    obligations.............................................     (252)       (290)
  Decrease in notes payable to unconsolidated affiliates....     (800)       (316)
  Proceeds from issuance of securities of subsidiaries......       73          --
  Net proceeds from the issuance of long-term debt and other
    financing obligations...................................       --         288
  Contributions from discontinued operations................      558         141
  Other.....................................................       --           3
                                                              -------       -----
    Cash used in continuing operations......................     (421)       (174)
    Cash used in discontinued operations....................     (923)       (139)
                                                              -------       -----
         Net cash used in financing activities..............   (1,344)       (313)
                                                              -------       -----
Increase in cash and cash equivalents.......................       26          63
Cash and cash equivalents
  Beginning of period.......................................      150         128
                                                              -------       -----
  End of period.............................................  $   176       $ 191
                                                              =======       =====

---------------

(1) Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating, investing and financing activities, as well as discontinued operations, were unaffected.

                            See accompanying notes.

                              EL PASO CGP COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                         2003
                                                              2004    (RESTATED)
                                                              -----   ----------
Net loss....................................................  $(118)     $(98)
                                                              -----      ----
Foreign currency translation adjustments....................     --        40
Unrealized net gains (losses) from cash flow hedging
  activity
  Unrealized mark-to-market losses arising during period
     (net of income taxes of $8 in 2004 and $24 in 2003)....    (14)      (44)
  Reclassification adjustments for changes in initial value
     to the settlement date (net of income taxes of $4 in
     2004 and $22 in 2003)..................................      7        41
                                                              -----      ----
       Other comprehensive income (loss)....................     (7)       37
                                                              -----      ----
Comprehensive loss..........................................  $(125)     $(61)
                                                              =====      ====

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND LIQUIDITY UPDATE

  Basis of Presentation

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the U.S. Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2004, and for the quarters ended March 31, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. Our results for the quarter ended March 31, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves as further discussed in our 2003 Annual Report on Form 10-K. In addition, the prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

  Liquidity Update

     We rely on cash generated from our internal operations and loans from El Paso Corporation (El Paso), our direct parent, through its cash management program as our primary sources of liquidity, as well as proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures and debt service will continue to be provided from some or all of these sources. Each of these sources is impacted by factors that influence the overall amount of cash generated by us and the capital available to us. For example, cash generated by our business operations may be impacted by changes in commodity prices or demands for our commodities or services due to weather patterns, competition from other providers or alternative energy sources. Cash generated by future asset sales may depend on the overall economic conditions of the industries served by these assets, the condition and location of the assets and the number of interested buyers.

     El Paso is a significant source of liquidity to us, and we participate in its cash management program. Under this program, depending on whether we have short-term cash requirements or surpluses, either El Paso provides cash to us or we provide cash to El Paso. We have historically and consistently borrowed cash from El Paso under this program. Currently, one of our subsidiaries, Colorado Interstate Gas Company (CIG), is not advancing funds to El Paso via the cash management program due to its anticipated cash needs. As of March 31, 2004, we had a note payable to El Paso of $128 million related to this program. This note is classified as a current liability in our balance sheet because it is due upon demand. Our ability to rely on advances from El Paso can be impacted by its credit standing, its requirement to repay debt and other financing obligations, and the cash demands from other parts of its business. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity. Furthermore, we would be required to repay affiliated company payables, if demanded. However, we do not anticipate that El Paso will require us to repay these payables during 2004. For a further discussion of our participation in El Paso's cash management program, see Note 12.

     As discussed in our 2003 Annual Report on Form 10-K, in February 2004, El Paso completed the December 31, 2003 reserve estimation process for its proved natural gas and oil reserves, which included reserves in our Production segment. As a result of this review, El Paso announced that it was significantly reducing its proved natural gas and oil reserve estimates, including our reserve estimates. After an investigation into this matter, El Paso concluded that a restatement of its historical financial statements, as well as ours, was required. Additionally, El Paso further restated its historical financial statements to revise the manner in which it accounted for certain derivatives, which did not impact our historical financial statements.

     El Paso believes that the restatements of its historical financial statements would have constituted events of default under its $3 billion revolving credit facility and various other financing transactions; specifically under the provisions of these arrangements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to capitalization ratio. During 2004, El Paso received several waivers on its revolving credit facility and various other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q, which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other transactions could be accelerated. As part of obtaining its waivers, El Paso also amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay indebtedness scheduled to mature after June 30, 2005. Although two of our subsidiaries (ANR Pipeline Company (ANR) and CIG) are eligible to borrow under El Paso's revolving credit facility, they do not have any borrowings or letters of credit outstanding under that facility. Based upon a review of the provisions of our indentures and financing agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our other debt agreements unless such default resulted in the acceleration of El Paso's revolving credit facility or other transactions collateralized by the same assets, and our subsidiaries failed to perform their obligations under their guarantees of such debt. The acceleration of our debt or the debt of El Paso would adversely affect our liquidity position, and in turn, our financial condition.

     Various other financing arrangements entered into by El Paso and its subsidiaries, including us, include covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, such agreements are subject to acceleration when the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of any series of debt provides notice to the issuer of non-compliance under the indenture. In that event, the non-compliance can be cured by filing financial statements within specified periods of time (between 30 and 90 days after receipt of notice depending on the particular indenture) to avoid acceleration of repayment. The filing of El Paso's second quarter 2004 Form 10-Q and the second quarter 2004 Forms 10-Q of its subsidiaries, including us, will cure the events of non-compliance resulting from the failure to file financial statements. In addition, we have not received a notice of the default caused by our failure to file financial statements. In the event of an acceleration, we may be unable to meet our payment obligations with respect to the related indebtedness.

     If, as a result of the events described above, El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, it could have a material adverse effect on our financial condition and our liquidity.

     Some of our subsidiaries are subsidiary guarantors of El Paso's $3 billion revolving credit facility and other financing transactions. In connection with our subsidiaries' guarantees, El Paso pledged our ownership of ANR, ANR Storage Company, CIG, and Wyoming Interstate Company (WIC) to collateralize the revolving credit facility and other financing arrangements, including leases, letters of credit and other facilities. Our ownership in the above mentioned companies is subject to change if El Paso's lenders under these facilities exercise their rights over the collateral. If this were to occur, it could have a material adverse effect on our financial condition. In addition, one of our subsidiaries has pledged as collateral a portion of its natural gas and oil properties to support the obligations of some of our affiliates to make payments in connection with the settlement of various lawsuits arising out of the western energy crisis. If our affiliates fail to make those payments, the properties that our subsidiary has pledged would be subject to foreclosure, which could have a material adverse effect on our financial position, results of operations and cash flows.

     We have cross-acceleration provisions in our long-term debt-agreements which, if triggered, could result in the acceleration of our debt. The most restrictive indenture has a cross-acceleration threshold of $5 million. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

     We believe we will be able to meet our ongoing liquidity and cash needs through a combination of sources, including cash on hand, cash generated from our operations, proceeds from asset sales, financing activities and advances from El Paso. However, a number of factors could influence our liquidity sources, as well as the timing and ultimate outcome of our ongoing efforts and plans.

2. SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are discussed in our 2003 Annual Report on Form 10-K. The information below provides updating information or required interim disclosures with respect to those policies or disclosure where our policies have changed.

  Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk or a controlling financial interest in the entity. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses or returns, including fees paid by the entity. In December 2003, the FASB issued FIN No. 46-R, which amended FIN No. 46 to extend its effective date until the first quarter of 2004 for all types of entities, except special purpose entities. In addition, FIN No. 46-R limited the scope of FIN No. 46 to exclude certain joint ventures or other entities that meet the characteristics of businesses.

     On January 1, 2004, we adopted this standard. Upon adoption, we consolidated Blue Lake Gas Storage Company. The overall impact of this consolidation is described in the following table:

                                                              INCREASE/(DECREASE)
                                                              -------------------
                                                                 (IN MILLIONS)
Accounts and notes receivable from affiliates...............         $(19)
Investments in unconsolidated affiliates....................          (30)
Property, plant, and equipment, net.........................           72
Other current and non-current assets........................            6
Long-term financing obligations.............................           14
Other current and non-current liabilities...................            5
Securities of subsidiaries..................................           10

     Blue Lake Gas Storage owns and operates a 47 Bcf gas storage facility in Michigan. One of our subsidiaries operates the natural gas storage facility and we inject and withdraw all natural gas stored in the facility. We own a 75 percent equity interest in Blue Lake. This entity has $12 million of third party debt as of March 31, 2004 that is non-recourse to us. We consolidated Blue Lake because we are allocated a majority of Blue Lake's losses and returns through our equity interest in Blue Lake.

     We have significant interests in a number of other variable interest entities. We were not required to consolidate these entities under FIN No. 46 and, as a result, our method for accounting for these entities did not change. These entities consist primarily of 10 equity investments held in our Power segment that have interests in power generation and transmission facilities with a total generating capacity of approximately

3,000 gross MW. We operate many of these facilities but do not supply a significant portion of the fuel consumed or purchase a significant portion of the power generated by these facilities. The long-term debt issued by these entities is recourse only to the power project. As a result, our exposure to these entities is limited to our equity investments in and advances to the entities (approximately $800 million as of March 31, 2004) and our guarantees and other agreements associated with these entities (a maximum of $43 million as of March 31, 2004).

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This standard required that we record a liability for retirement and removal costs of long-lived assets used in our businesses. In the first quarter of 2003, we recorded a charge as a cumulative effect of accounting change of approximately $12 million, net of income taxes related to its adoption.

  New Accounting Pronouncement Not Yet Adopted

     In September 2004, the SEC issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require these companies to exclude any future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. Finally, the standard will also require disclosure of the impact of a company's asset retirement obligations on its oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the fourth quarter of 2004 and are currently evaluating its impact, if any, on our consolidated financial statements.

3. DIVESTITURES

Sales of Assets and Investments

     During 2004, we completed and announced the sale of a number of assets and investments in each of our business segments. The following table summarizes the proceeds from these sales:

                                                            COMPLETED             COMPLETED
                                                             THROUGH        AFTER MARCH 31, 2004
SIGNIFICANT ASSETS AND INVESTMENTS SOLD                   MARCH 31, 2004   OR ANNOUNCED TO DATE(1)   TOTAL
---------------------------------------                   --------------   -----------------------   -----
                                                                            (IN MILLIONS)

Unregulated

  Production............................................      $  352                $ 58             $  410
    - Natural gas and oil properties in Canada(2)
    - International exploration and production assets(3)

  Power.................................................           3                  89                 92
    - Utility Contract Funding (UCF)(3)
    - Mohawk River Funding IV(4)
    - Equity interest in the Bastrop Company power
      investment(3)
    - Fulton power facility(3)
                                                              ------                ----             ------

Total continuing........................................         355(5)              147                502

Discontinued............................................         891                  10                901
    - Aruba and Eagle Point refineries(4)
    - Other petroleum assets(3)
                                                              ------                ----             ------

Total                                                         $1,246                $157             $1,403
                                                              ======                ====             ======

---------------

(1) Sales that have not been completed are estimates, subject to customary regulatory approvals, final negotiations and other conditions.

(2) We sold all of our Canadian onshore natural gas and oil properties in the first quarter of 2004. We sold our interests in Nova Scotia in the third quarter of 2004.

(3) These sales were completed after March 31, 2004.

(4) These sales were completed as of March 31, 2004.

(5) Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs incurred in preparing assets for disposal. These items decreased our sales proceeds by $19 million for the quarter ended March 31, 2004.

SIGNIFICANT ASSETS AND INVESTMENTS SOLD                           PROCEEDS
---------------------------------------                           --------
                                                                (IN MILLIONS)
As of March 31, 2003

Regulated

  Pipelines.................................................       $   43
    - Panhandle gathering system located in Texas
    - 2.1 percent equity interest in Alliance pipeline and
    related assets

Unregulated

  Production................................................          168
    - Natural gas and oil properties in western Canada, New
    Mexico and the Gulf of Mexico

  Field Services............................................           35
    - Gathering systems located in Wyoming
                                                                   ------

Total continuing............................................          246(1)

Discontinued................................................          514
  - Corpus Christi refinery
  - Florida petroleum terminals and tug and barge operations
  - Coal reserves and properties in West Virginia, Virginia
    and Kentucky
                                                                   ------

Total.......................................................       $  760
                                                                   ======

---------------

(1) Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs in preparing assets for disposal. These items decreased our sales proceeds by $30 million for the quarter ended March 31, 2003.

     See Note 4 for a discussion of gains, losses and asset impairments related to the sales above.

     Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify assets being disposed of as held for sale or, if appropriate, discontinued operations if they have received appropriate approvals by El Paso's management or Board of Directors and have met other criteria. As of March 31, 2004 and December 31, 2003, we had $7 million of current assets held for sale in our balance sheets. Our assets held for sale related to domestic power assets in our Power segment that were approved by El Paso's Board of Directors for sale in 2003.

Discontinued Operations

     Petroleum Markets. During the first quarter of 2003, El Paso's Board of Directors approved the sales of our Eagle Point refinery, our asphalt business, our Florida terminal, tug and barge business and our lease crude operations. In June 2003, El Paso's Board of Directors authorized the sale of our remaining petroleum markets operations, including our Aruba refinery, our Unilube blending operations, our domestic and international terminalling facilities and our petrochemical and chemical plants. Based on our intent to dispose of these operations, we were required to adjust these assets to their estimated fair value. As a result, we recognized a pre-tax impairment charge of $350 million during the first quarter of 2003 related primarily to our Eagle Point refinery and several of our chemical assets. These impairments were based on a comparison of the carrying value of these assets to their estimated fair value, less selling costs. We also recorded realized gains of approximately $55 million in the first quarter of 2003 from the sale of our Corpus Christi refinery and Florida terminalling and marine assets.

     In the first and second quarters of 2004, we completed the sales of our Aruba and Eagle Point refineries for $880 million and used a portion of the proceeds to repay $370 million of debt associated with the Aruba refinery. We expect to complete the sale of our remaining petroleum markets operations in 2004. In addition, in the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to continuing operations in our financial statements based on our decision to retain these operations. Our financial statements for all periods presented reflect this change.

     Coal Mining. In 2002, El Paso's Board of Directors authorized the sale of our coal mining operations. These operations consisted of fifteen active underground and two surface mines located in Kentucky, Virginia and West Virginia. The sale of these operations was completed in 2003 for $92 million in cash and $24 million in notes receivable, which were settled in the second quarter of 2004. We did not record a significant gain or loss on these sales.

     Other. In the second quarter of 2004, El Paso's Board of Directors approved exiting our international natural gas and oil operations, excluding our operations in Brazil. We will report these operations as discontinued operations beginning in the second quarter of 2004, which will not have a material impact to our balance sheet.

     Our petroleum markets and coal mining operations are classified as discontinued operations in our financial statements for all of the historical periods presented. All of the assets and liabilities of these discontinued businesses are classified as current assets and liabilities as of March 31, 2004. The summarized financial results and financial position data of our discontinued operations were as follows:

                                                           PETROLEUM    COAL
                                                            MARKETS    MINING    TOTAL
                                                           ---------   ------   -------
                                                                  (IN MILLIONS)
Operating Results Data
QUARTER ENDED MARCH 31, 2004
Revenues.................................................   $   639     $ --    $   639
Costs and expenses.......................................      (653)      --       (653)
Loss on long-lived assets................................       (42)      --        (42)
Other expense............................................        (2)      --         (2)
Interest and debt expense................................        (3)      --         (3)
                                                            -------     ----    -------
Loss before income taxes.................................       (61)      --        (61)
Income taxes.............................................        (6)      --         (6)
                                                            -------     ----    -------
Loss from discontinued operations, net of income taxes...   $   (55)    $ --    $   (55)
                                                            =======     ====    =======
QUARTER ENDED MARCH 31, 2003
Revenues.................................................   $ 2,168     $ 27    $ 2,195
Costs and expenses.......................................    (2,132)     (21)    (2,153)
Loss on long-lived assets................................      (296)      (3)      (299)
Other income.............................................         7        1          8
                                                            -------     ----    -------
Income (loss) before income taxes........................      (253)       4       (249)
Income taxes.............................................       (28)       1        (27)
                                                            -------     ----    -------
Income (loss) from discontinued operations, net of income
  taxes..................................................   $  (225)    $  3    $  (222)
                                                            =======     ====    =======

                                                                 PETROLEUM MARKETS
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Financial Position Data
Assets of discontinued operations
  Accounts and notes receivables............................    $ 69         $  259
  Inventory.................................................       5            385
  Other current assets......................................      31            131
  Property, plant and equipment, net........................      26            521
  Other non-current assets..................................      26             70
                                                                ----         ------
     Total assets of discontinued operations................    $157         $1,366
                                                                ====         ======
Liabilities of discontinued operations
  Accounts payable..........................................    $ 12         $  172
  Other current liabilities.................................      18             86
  Long-term debt............................................      --            374
  Other non-current liabilities.............................       6             26
                                                                ----         ------
     Total liabilities of discontinued operations...........    $ 36         $  658
                                                                ====         ======

4. LOSS ON LONG-LIVED ASSETS

     Our loss on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets, goodwill and other intangibles that are a part of our continuing operations. During each of the quarters ended March 31, our loss on long-lived assets was as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Net realized loss (gain)....................................  $ 84     $(1)
Asset impairments...........................................    97       9
                                                              ----     ---
  Loss on long-lived assets.................................  $181     $ 8
                                                              ====     ===

Net Realized Loss

     Our 2004 net realized loss was primarily related to an $85 million loss associated with the sale of natural gas and oil properties in Canada in our Production segment.

Asset Impairments

     Our 2004 asset impairments primarily occurred in our Power segment, which included an $89 million impairment related to the sale of our subsidiary, UCF, which owns a restructured power contract. Our Production segment also incurred an $8 million impairment in 2004 on a Canadian asset that was not part of our full cost pool. Our 2003 impairment charges related to the sale of non-full cost pool assets in Canada in our Production segment.

5. CEILING TEST CHARGES

     Under the full cost method of accounting for natural gas and oil properties, we perform quarterly ceiling tests to determine whether the carrying value of natural gas and oil properties exceeds the present value of future net revenues, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, net of related income tax effects.

     For the quarter ended March 31, 2004, we recorded ceiling test charges of approximately $24 million and $4 million related to our Canadian and Indonesian full cost pools. During the first quarter of 2004, we sold all of our Canadian onshore natural gas and oil properties. The ceiling test charge in Canada related to our remaining operations in Nova Scotia where, in the first quarter of 2004, we drilled an exploratory well that was not commercially viable.

     We use financial instruments to hedge against the volatility of natural gas and oil prices. The impact of these hedges was considered in performing our ceiling test calculations and will be factored into future ceiling test calculations. The charges for our international full cost pools would not have materially changed had the impact of our hedges not been included in calculating our ceiling test charges since we do not significantly hedge our international production activities.

6. PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of the derivatives used in our price risk management activities as of March 31, 2004 and December 31, 2003. In the table, derivatives designated as hedges primarily consist of instruments used to hedge our natural gas and oil production. Derivatives from power contract restructuring activities relate to power purchase and sale agreements that arose from our activities in that business.

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Net assets (liabilities)
  Derivatives designated as hedges..........................    $(144)       $(124)
  Derivatives from power contract restructuring
     activities.............................................      864(1)       942
                                                                -----        -----
     Net assets from price risk management activities(2)....    $ 720        $ 818
                                                                =====        =====

---------------

(1) We sold our subsidiary that owns these derivative contracts in the second quarter of 2004. See Note 4 for a discussion of the impairment related to this sale.

(2) Amounts are included in current and non-current assets from price risk management activities and in other current and non-current liabilities in our balance sheet.

7. INVENTORY

     We had $55 million and $58 million of inventory as of March 31, 2004 and December 31, 2003, of which the majority was materials and supplies.

8. DEBT, OTHER FINANCING OBLIGATIONS AND OTHER CREDIT FACILITIES

     We had the following long-term and short-term borrowings and other financing obligations:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Current maturities of long-term debt and other financing
  obligations...............................................   $  298        $  310
Short-term financing obligations............................        1            --
                                                               ------        ------
  Total short-term financing obligations....................   $  299        $  310
                                                               ======        ======
Long-term financing obligations.............................   $4,713        $5,011
                                                               ======        ======

  Long-Term Financing Obligations

     From January 1, 2004 through the date of this filing, we had the following changes in our long-term financing obligations:

                                                                                            NET PROCEEDS/
                                                                                             REPAYMENTS
COMPANY                          TYPE                           INTEREST RATE   PRINCIPAL      IN DEBT      DUE DATE
-------                          ----                           -------------   ---------   -------------   --------
                                                                                      (IN MILLIONS)
Repayments
  El Paso CGP                    Note                           LIBOR + 3.5%      $ 200         $ 200
  El Paso CGP                    Recourse note                      8.5%             45            45
  El Paso CGP                    Long-term debt                   Various             7             7
                                                                                  -----         -----
                                 Repayments through March 31, 2004...........       252           252
  El Paso CGP                    Note                               6.2%            190           190
  El Paso CGP                    Notes                             10.25%            38            38
  El Paso CGP                    Other long-term debt             Various            23            23
                                                                                  -----         -----
                                                                                  $ 503         $ 503
                                                                                  =====         =====

                                                                  INTEREST                 NET CHANGE
COMPANY                          TYPE                               RATE       PRINCIPAL    IN DEBT        DUE DATE
-------------------------------  ----------------------------   ------------   ---------   -------------   --------
                                                                                     (IN MILLIONS)
Other Changes in Debt
  Blue Lake Gas Storage(1)       Term loan                      LIBOR + 1.2%     $  14         $  14         2006
  Mohawk River Funding IV(2)     Note                              7.75%           (72)          (72)        2008
                                                                                 -----         -----
                                 Other changes through March 31, 2004.......       (58)          (58)
  Utility Contract Funding(3)    Non-recourse senior notes         7.944%         (815)         (815)        2016
                                                                                 -----         -----
                                                                                 $(873)        $(873)
                                                                                 =====         =====

---------------

(1) This debt was consolidated as a result of adopting FIN 46 (see Note 2).

(2) This non-recourse debt was eliminated when we sold our interest in Mohawk River Funding IV.

(3) This non-recourse debt was eliminated when we sold our interests in UCF.

  Credit Facilities

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. This credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and commitment fees of 75 basis points on the unused amounts of the facility. We are not a party to El Paso's revolving credit facility, although our subsidiaries, ANR and CIG, are borrowers under the facility. Additionally, our equity in ANR, ANR Storage Company, CIG and WIC collateralize the revolving credit facility and other El Paso financing arrangements. As of March 31, 2004, there were $600 million of borrowings outstanding and approximately $1.1 billion of letters of credit issued under the facility, none of which was borrowed or issued on our behalf. In September 2004, El Paso repaid the remaining $600 million outstanding under this facility. As of September 30, 2004, El Paso's borrowing availability under this facility was $1.8 billion. In October 2004, the borrowing availability under the revolving credit facility was reduced by $456 million due to the sale of a portion of the collateral supporting this facility. El Paso is in the process of negotiating the refinancing of this facility as the combination of a $1.75 billion three year revolving credit facility and a five year term loan of up to $1.25 billion and currently expects to be successful in this refinancing.

  Restrictive Covenants

     Our restrictive covenants are discussed in our 2003 Annual Report on Form 10-K. For an update of matters that have or could impact these covenants, including the restatements of El Paso's and our historical financial statements and associated waivers obtained, see Note 1, Liquidity Update of this Quarterly Report on Form 10-Q.

9. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings and Government Investigations

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

     MTBE. In compliance with the 1990 amendments to the Clean Air Act, we used the gasoline additive, methyl tertiary-butyl ether (MTBE), in some of our gasoline. We have also produced, bought, sold and distributed MTBE. A number of lawsuits have been filed throughout the U.S. regarding MTBE's potential impact on water supplies. We and our subsidiaries are currently one of several defendants in over 50 such lawsuits nationwide, which have been consolidated for pre-trial purposes in multi-district litigation in the U.S. District Court for the Southern District of New York. The plaintiffs generally seek remediation of their groundwater, prevention of future contamination, a variety of compensatory damages, punitive damages, attorney's fees, and court costs. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

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

  Governmental Investigations

     Power Restructuring. In October 2003, El Paso announced that the SEC had authorized the staff of the Fort Worth Regional Office to conduct an investigation of certain aspects of our periodic reports filed with the SEC. The investigation appears to be focused principally on our power plant contract restructurings and the related disclosures and accounting treatment for the restructured power contracts, including in particular the Eagle Point restructuring transaction completed in 2002. We are cooperating with the SEC investigation.

     Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. El Paso and El Paso's Audit Committee have also received federal grand jury subpoenas for documents with regard to those reserve revisions. We are assisting El Paso and the Audit Committee in their efforts to cooperate with the SEC's and the U.S. Attorney's investigations into the matter.

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

     Iraq Oil Sales. In September 2004, we received a subpoena from the grand jury of the U.S. District Court for the Southern District of New York to produce records regarding the United Nation's Oil for Food

Program governing sales of Iraqi oil. The subpoena seeks various records relating to transactions in oil of Iraqi origin during the period from 1995 to 2003. Recent press reports indicate that other government entities, including various Congressional committees, are investigating the Oil for Food Program. We received inquiries from one of these committees.

     On September 30, 2004, the Special Advisor to the Director of Central Intelligence issued a report on the Iraqi regime, including the Oil for Food Program. In part, the report found that the Iraqi regime earned kick backs or surcharges associated with the Oil for Food program. The report did not name US companies or individuals for privacy reasons, but according to various news reports congressional sources have identified The Coastal Corporation and the former chairman and CEO of Coastal, among others, as having purchased Iraqi crude during the period when allegedly improper surcharges were assessed by Iraq.

     We are continuing in the process of collecting and reviewing documents responsive to the subpoena.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of March 31, 2004, we had approximately $28 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2004, we had accrued approximately $130 million, including approximately $128 million for expected remediation costs at current and former operated sites and associated onsite, offsite and groundwater technical studies and approximately $2 million for related environmental legal costs, which we anticipate incurring through 2027. Of the $130 million accrual, $95 million was reserved for facilities we currently operate, and $35 million was reserved for non-operating sites (facilities that are shut down or have been sold) including Superfund sites.

     Our reserve estimates range from approximately $130 million to approximately $220 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($48 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($82 million to $172 million) and if no one amount in that range is more likely than any other, the lower end of the range has been accrued. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

                                                              MARCH 31, 2004
                                                              ---------------
SITES                                                         EXPECTED   HIGH
-----                                                         --------   ----
                                                               (IN MILLIONS)
Operating...................................................    $ 95     $152
Non-operating...............................................      30       60
Superfund...................................................       5        8
                                                                ----     ----
  Total.....................................................    $130     $220
                                                                ====     ====

     Below is a reconciliation of our accrued liability from January 1, 2004 to March 31, 2004 (in millions):

Balance as of January 1, 2004...............................  $131
Payments for remediation activities.........................    (4)
Other charges, net..........................................     3
                                                              ----
Balance as of March 31, 2004................................  $130
                                                              ====

     For 2004, we estimate that our total remediation expenditures will be approximately $35 million. In addition, we expect to make capital expenditures for environmental matters of approximately $29 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 26 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third-parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2004, we have estimated our share of the remediation costs at these sites to be between $5 million and $8 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.

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

     While the outcome of these matters cannot be predicted with certainty, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. The impact of these changes may have a material effect on our results of operations, our financial position and our cash flows in the periods these events occur.

  Guarantees

     We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2003 Annual Report on Form 10-K for a description of each type of guarantee. As of March 31, 2004, we had approximately $17 million of both financial and performance guarantees not otherwise reflected in our financial statements.

10. RETIREMENT BENEFITS

     The components of net benefit cost (income) for our pension and postretirement benefit plans for the quarters ended March 31 are as follows:

                                                                                 OTHER
                                                                PENSION     POSTRETIREMENT
                                                               BENEFITS        BENEFITS
                                                              -----------   ---------------
                                                              2004   2003    2004     2003
                                                              ----   ----   ------   ------
                                                                      (IN MILLIONS)
Service cost................................................  $--    $ 1      $--      $--
Interest cost...............................................    1      1        1        2
Expected return on plan assets..............................   (1)    (2)      (1)      (1)
Settlements, curtailment, and special termination
  benefits..................................................   --     --       --       (6)
                                                              ---    ---      ---      ---
  Net benefit income........................................  $--    $--      $--      $(5)
                                                              ===    ===      ===      ===

     We made $5 million and $4 million of cash contributions to our other postretirement plans during the quarters ended March 31, 2004 and 2003. We expect to contribute an additional $9 million to our other postretirement plans in 2004. We do not anticipate making any contributions to our pension plans in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in 2004 on our projected funding.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. Benefit obligations and costs reported that are related to prescription drug coverage do not reflect the impact of this legislation. In addition, we are currently evaluating new accounting standards that become effective in the third quarter of 2004 that may require changes to previously reported benefit information and to our net benefit cost for the year ended December 31, 2004.

11. SEGMENT INFORMATION

     During 2004, El Paso reorganized its business structure into two primary business lines, regulated and unregulated. Historically, our operating segments included Pipelines, Production, Merchant Energy and Field Services. As a result of El Paso's reorganization, we renamed our Merchant Energy segment as a Power segment. All periods presented reflect this change. Our regulated business consists of our Pipelines segment, while our unregulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate activities include our general and administrative functions. Corporate also includes other unregulated operations, including our petroleum ship charter operations and various other contracts and assets, all of which are immaterial to our results in 2004 and do not constitute separate operating segments. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to our continuing corporate activities based on our intent to retain these operations. Our operating results for all periods presented reflect this change.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our EBIT to our loss from continuing operations for the quarters ended March 31:

                                                              2004     2003
                                                              -----    ----
                                                              (IN MILLIONS)
Total EBIT..................................................  $  21    $320
Interest and debt expense...................................   (100)    (99)
Affiliated interest expense, net............................    (14)     (7)
Distributions on preferred interests of consolidated
  subsidiaries..............................................     --      (7)
Income taxes................................................     30     (71)
                                                              -----    ----
     Income (loss) from continuing operations...............  $ (63)   $136
                                                              =====    ====

     The following tables reflect our segment results as of and for the quarters ended March 31:

                                                                  QUARTER ENDED MARCH 31,
                                              ----------------------------------------------------------------
                                              REGULATED            UNREGULATED
                                              ---------   -----------------------------
                                                                                FIELD
                                              PIPELINES   PRODUCTION   POWER   SERVICES   CORPORATE(1)   TOTAL
                                              ---------   ----------   -----   --------   ------------   -----
                                                                       (IN MILLIONS)
2004
Revenues from external customers............    $237         $178(2)   $ 54      $ 79         $ 16       $564
Intersegment revenues.......................      --           12        --        --          (12)        --
Operation and maintenance expense...........      59           42        23         6           --        130
Depreciation, depletion and amortization....      30           85         4         1            2        122
Loss on long-lived assets...................      --           93        88        --           --        181
Ceiling test charges........................      --           28        --        --           --         28

Operating income (loss).....................    $110         $(64)     $(80)     $ 11         $  3        (20)
Earnings (losses) from unconsolidated
  affiliates................................      22           (2)       12         3           --         35
Other income................................      --           --         5        --            1          6
                                                ----         ----      ----      ----         ----       ----
EBIT........................................    $132         $(66)     $(63)     $ 14         $  4       $ 21
                                                ====         ====      ====      ====         ====       ====
2003
Revenues from external customers............    $293         $249(2)   $ 59      $115         $  7       $723
Intersegment revenues.......................      (1)          24        --        13          (11)        25(3)
Operation and maintenance expense...........      58           40        27         9           --        134
Depreciation, depletion and amortization....      28           91         4         2            3        128
(Gain) loss on long-lived assets............      --            9        --        (1)          --          8
Ceiling test charges........................      --            1        --        --           --          1

Operating income (loss).....................    $153         $106      $ 12      $ 12         $ (8)      $275
Earnings (losses) from unconsolidated
  affiliates................................      23            3        15        (1)          (1)        39
Other income (expense)......................      (3)          --         5        --            4          6
                                                ----         ----      ----      ----         ----       ----
EBIT........................................    $173         $109      $ 32      $ 11         $ (5)      $320
                                                ====         ====      ====      ====         ====       ====

---------------

(1) Includes our Corporate activities, petroleum ship charter operations, various other contracts and assets and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the "Corporate" column, to remove intersegment transactions.

(2) Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production.

(3) Relates to intercompany activities between our continuing operations and our discontinued petroleum markets operations.

     Total assets by segment are presented below:

                                                               MARCH 31,     DECEMBER 31,
                                                                 2004            2003
                                                             -------------   ------------
                                                                    (IN MILLIONS)
Regulated
  Pipelines................................................     $ 5,445        $ 5,395
Unregulated
  Production...............................................       2,366          2,772
  Power....................................................       2,071          2,121
  Field Services...........................................         209            224
                                                                -------        -------
     Total segment assets..................................      10,091         10,512
Corporate..................................................         436            531
Discontinued operations....................................         157          1,366
                                                                -------        -------
     Total consolidated assets.............................     $10,684        $12,409
                                                                =======        =======

12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

     We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. The summarized financial information below includes our proportionate share of the operating results of our unconsolidated affiliates, including those affiliates in which we hold a less than 50 percent interest as well as those in which we hold a greater than 50 percent interest.

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues........................................  $170    $193
  Operating expenses........................................   116     133
  Income from continuing operations.........................    30      34
  Net income(1).............................................    30      34

---------------

(1)Includes net income of $8 million and $7 million for the quarters ended March 31, 2004 and 2003 related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.

     Our income statement reflects our share of net earnings from unconsolidated affiliates, which includes income or losses directly attributable to the net income or loss of our equity investments as well as other adjustments. These adjustments totaled $5 million for each of the quarters ended March 31, 2004 and 2003.

     We received distributions and dividends of $24 million and $20 million for the quarters ended March 31, 2004 and 2003 from our investments. In January 2004, we also received $54 million of non-cash assets and liabilities as a liquidating distribution of our equity investment in Noric Holdings I, LLC. We did not recognize a gain or loss on this distribution.

  Related Party Transactions

     We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact of transactions with our affiliates for the quarters ended March 31:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $193    $242
Cost of sales...............................................    15      40
General, administrative and other expenses..................    35      60
Other income................................................     2       2

     We are a party to a master hedging contract with El Paso Merchant Energy L.P., (El Paso Merchant Energy), a wholly-owned subsidiary of El Paso. Pursuant to that agreement, we hedge a portion of our natural gas production with El Paso Merchant Energy. Realized gains and losses on these hedges are included in operating revenues.

     Affiliated Receivables and Payables. We participate in El Paso's cash management program, which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We have historically and consistently borrowed cash from El Paso under this program. As of March 31, 2004, and December 31, 2003, we had borrowed $128 million and $906 million. The market rate of interest as of March 31, 2004, and December 31, 2003, was 2.5% and 2.8%. In addition, we had a demand note receivable with El Paso of $324 million and $275 million at March 31, 2004 and December 31, 2003. The interest rate for this demand note receivable was 1.6% at March 31, 2004 and 1.7% at December 31, 2003.

     At March 31, 2004, and December 31, 2003, we had current accounts and notes receivable from related parties of $73 million and $167 million. These balances were incurred in the normal course of our business. In addition, we had a non-current note receivable from a related party of $116 million and $127 million included in other non-current assets at March 31, 2004 and at December 31, 2003.

     At March 31, 2004, and December 31, 2003, we had other accounts payable to related parties of $75 million and $110 million. These balances were incurred in the normal course of business.

     Other. During the first quarter of 2004, Coastal Stock Company, our wholly-owned subsidiary, issued 68,000 shares of its Class A Preferred Stock to a subsidiary of El Paso for $71 million. We have reflected the issuance of these shares as securities of subsidiaries in our balance sheet as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on 2003 Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

     Our results for the quarter ended March 31, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves as further discussed in our 2003 Annual Report on Form 10-K.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     We rely on cash generated from our internal operations and loans from El Paso through its cash management program as our primary sources of liquidity, as well as proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures and debt service will continue to be provided from some or all of these sources. Each of these sources is impacted by factors that influence the overall amount of cash generated by us and the capital available to us. For example, cash generated by our business operations may be impacted by changes in commodity prices or demands for our commodities or services due to weather patterns, competition from other providers or alternative energy sources. Cash generated by future asset sales may depend on the overall economic conditions of the industries served by these assets, the condition and location of the assets and the number of interested buyers. For a discussion of risks that may impact our business, see our 2003 Annual Report on Form 10-K.

     Under El Paso's cash management program, depending on whether we have short-term cash requirements or surpluses, either El Paso provides cash to us or we provide cash to El Paso. We have historically and consistently borrowed cash from El Paso under this program. Currently, one of our subsidiaries, CIG, is not advancing funds to El Paso via the cash management program due to its anticipated cash needs. As of March 31, 2004, we had a note payable to El Paso of $128 million related to this program. This note is classified as a current liability in our balance sheet because it is due upon demand. Our ability to rely on advances from El Paso can be impacted by its credit standing, its requirement to repay debt and other financing obligations, and the cash demands from other parts of its business. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity. Furthermore, we would be required to repay affiliated company payables, if demanded. However, we do not anticipate that El Paso will require us to repay these payables during 2004.

     As discussed in our 2003 Annual Report on Form 10-K, in February 2004, El Paso completed the December 31, 2003 reserve estimation process for its proved natural gas and oil reserves which included reserves in our Production segment. As a result of this review, El Paso announced that it was significantly reducing its proved natural gas and oil reserve estimates, including our reserve estimates. After an investigation into this matter, El Paso concluded that a restatement of its historical financial statements, as well as ours, was required. Additionally, El Paso further restated its historical financial statements to revise the manner in which it accounted for certain derivatives, which did not impact our historical financial statements.

     El Paso believes that the restatements of its historical financial statements would have constituted events of default under its $3 billion revolving credit facility and various other financing transactions; specifically under the provisions of these arrangements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to capitalization ratio. During 2004, El Paso received several waivers on its revolving credit facility and various other financing transaction to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q, which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other transactions could be accelerated. As part of obtaining its waivers, El Paso also amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as that of its subsidiaries, to prepay indebtedness scheduled to mature after June 30, 2005. Although two of our subsidiaries (ANR and CIG) are eligible to borrow under El Paso's revolving credit facility, they do not have any borrowings or letters of credit outstanding under that facility. Based upon a review of the provisions of our indentures and financing agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our other debt agreements unless such default resulted in the acceleration of El Paso's revolving credit facility or other transactions collateralized by the same assets, and our subsidiaries failed to perform their obligations under their guarantees of such debt. The acceleration of our debt or the debt of El Paso would adversely affect our liquidity position, and in turn, our financial condition.

     Various other financing arrangements entered into by El Paso and its subsidiaries, including us, include covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, such agreements are subject to acceleration when the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of any series of debt provides notice to the issuer of non-compliance under the indenture. In that event, the non-compliance can be cured by filing financial statements within specified periods of time (between 30 and 90 days after receipt of notice depending on the particular indenture) to avoid acceleration of repayment. The filing of El Paso's second quarter 2004 Form 10-Q and the second quarter 2004 Forms 10-Q of its subsidiaries, including us, will cure the events of non-compliance resulting from the failure to file financial statements. In addition, we have not received a notice of the default caused by our failure to file financial statements. In the event of an acceleration, we may be unable to meet our payment obligations with respect to the related indebtedness.

     If, as a result of the events described above, El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and our liquidity.

     Some of our subsidiaries are subsidiary guarantors of El Paso's $3 billion revolving credit facility and other financing transactions. In connection with our subsidiaries' guarantees, El Paso pledged our ownership of ANR, ANR Storage Company, CIG, and WIC to collateralize the revolving credit facility and other financing arrangements, including leases, letters of credit and other facilities. Our ownership in the above mentioned companies is subject to change if El Paso's lenders under these facilities exercise their rights over the collateral. If this were to occur, it could have a material adverse effect on our financial condition. In addition, one of our subsidiaries has pledged as collateral a portion of its natural gas and oil properties to support the obligations of some of our affiliates to make payments in connection with the settlement of various lawsuits arising out of the western energy crisis. If our affiliates fail to make those payments, the properties that our subsidiary has pledged would be subject to foreclosure, which could have a material adverse effect on our financial position, results of operations and cash flows.

     We have cross-acceleration provisions in our long-term debt-agreements which, if triggered, could result in the acceleration of our debt. The most restrictive indenture has a cross-acceleration threshold of $5 million. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

     We believe we will be able to meet our ongoing liquidity and cash needs through a combination of sources, including cash on hand, cash generated from our operations, proceeds from asset sales, financing activities and advances from El Paso. However, a number of factors could influence our liquidity sources, as well as the timing and ultimate outcome of our ongoing efforts and plans, which are discussed in our 2003 Annual Report on Form 10-K.

OVERVIEW OF CASH FLOW ACTIVITIES FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

     For the quarters ended March 31, 2004 and 2003, our cash flows from continuing operating are summarized as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 336   $ 513
Cash flows from investing activities........................    111    (276)
Cash flows from financing activities........................   (421)   (174)

  Cash from Continuing Operating Activities

     Net cash generated from our continuing operating activities was $336 million in the first quarter of 2004 versus $513 million during the same period in 2003. In our operating activities, we experienced a $177 million decline in 2004 in cash generated from our operations primarily as a result of sales of operating assets during both 2003 and 2004 and the effects of lower capital spending in our Production segment.

  Cash from Continuing Investing Activities

     Net cash provided by our continuing investing activities was $111 million for the quarter ended March 31, 2004. Cash received primarily consisted of $336 million of proceeds from the sale of assets and investments, primarily natural gas and oil properties, which were partially offset by $168 million in capital expenditures. Our capital expenditures for the quarter ended March 31, 2004 included the following (in millions):


Pipelines...................................................  $ 56
Production..................................................   103
Other.......................................................     9
                                                              ----
     Total..................................................  $168
                                                              ====

     Through September 30, 2004, our capital expenditures were approximately $360 million for our Pipeline segment and approximately $240 million for our Production segment.

  Cash from Continuing Financing Activities

     Net cash used in our continuing financing activities for the quarter ended March 31, 2004 primarily consisted of payments on affiliated notes payable of $800 million and payments to retire long-term debt and other financing obligations of $252 million. Offsetting this use of cash was $558 million of cash contributed by our discontinued operations and $73 million of proceeds received from El Paso primarily from the issuance of the preferred stock of Coastal Stock Company, our wholly-owned subsidiary.

  Cash from Discontinued Operations

     During the first quarter of 2004, our discontinued operations contributed $558 million of cash. We received proceeds from asset sales of $780 million and our assets from discontinued operations generated $170 million of cash during the period. Partially offsetting these sources of cash were payments of long-term debt of $365 million.

                                SEGMENT RESULTS

     Below are our results of operations (as measured by EBIT) by segment. During 2004, El Paso reorganized its business structure into two primary business lines, regulated and unregulated. Historically, our operating segments included Pipelines, Production, Merchant Energy and Field Services. As a result of El Paso's reorganization, we renamed our Merchant Energy segment as our Power segment. All periods presented reflect this change. Our regulated business consists of our Pipelines segment, while our unregulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate activities include our general and administrative functions. Corporate also includes other unregulated activities, including our petroleum ship charter operations and various other contracts and assets, all of which are immaterial to our results in 2004 and do not constitute separate operating segments. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to our continuing corporate activities based on our intent to retain these operations. Our operating results for all periods presented reflect this change.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our consolidated EBIT to our consolidated net loss for the quarters ended March 31:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Regulated Businesses
  Pipelines.................................................  $ 132   $ 173
Unregulated Businesses
  Production................................................    (66)    109
  Power.....................................................    (63)     32
  Field Services............................................     14      11
                                                              -----   -----
     Segment EBIT...........................................     17     325
Corporate...................................................      4      (5)
                                                              -----   -----
     Consolidated EBIT from continuing operations...........     21     320
Interest and debt expense...................................   (100)    (99)
Affiliated interest expense, net............................    (14)     (7)
Distributions on preferred interests of consolidated
  subsidiaries..............................................     --      (7)
Income taxes................................................     30     (71)
                                                              -----   -----
  Income (loss) from continuing operations..................    (63)    136
Discontinued operations, net of income taxes................    (55)   (222)
Cumulative effect of accounting changes, net of income
  taxes.....................................................     --     (12)
                                                              -----   -----
  Net loss..................................................  $(118)  $ (98)
                                                              =====   =====

     The following is a discussion of the year over year results of each of our business segments as well as results in our corporate activities, interest and debt expense, affiliated interest expense, net, distributions on preferred interests of consolidated subsidiaries, income taxes and the results of our discontinued petroleum markets and coal operations.

REGULATED BUSINESSES -- PIPELINES SEGMENT

     Our Pipelines segment owns and operates our interstate natural gas transmission businesses. For a further discussion of the business activities of our Pipelines segment, see our 2003 Annual Report on Form 10-K. Below are the operating results and analysis of these results for our Pipelines segment for the quarters ended March 31:

                 PIPELINES SEGMENT RESULTS                      2004        2003
                 -------------------------                    --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $   237     $   292
Operating expenses..........................................     (127)       (139)
                                                              -------     -------
  Operating income..........................................      110         153
Other income................................................       22          20
                                                              -------     -------
  EBIT......................................................  $   132     $   173
                                                              =======     =======
Throughput volumes (BBtu/d)(1)..............................    8,901       9,831
                                                              =======     =======

---------------

(1) Throughput volumes exclude intrasegment activities.

Operating Results (EBIT)

     The following factors contributed to our overall EBIT decrease of $41 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003:

                                                              REVENUE   EXPENSE   OTHER   EBIT IMPACT
                                                              -------   -------   -----   -----------
                                                                      FAVORABLE/(UNFAVORABLE)
                                                                           (IN MILLIONS)
ANR
  Contract remarketing/restructuring with We Energies and
     other customers........................................   $(20)      $--      $--       $(20)
  Termination of Dakota gasification facility contract......    (16)       15       --         (1)
  2003 charge related to a partial termination of a hedging
     obligation for Blue Lake Gas Storage Company...........     --        --        4          4
CIG
  Storage facility gas loss replacement in 2004.............     --        (6)      --         (6)
  Impact of the finalization of a rate case settlement in
     2003...................................................     (4)       --       --         (4)
OTHER
  Lower recoveries of natural gas in excess of gas used on
     our systems............................................    (16)       --       --        (16)
  Other.....................................................      1         3       (2)         2
                                                               ----       ---      ---       ----
          Total.............................................   $(55)      $12      $ 2       $(41)
                                                               ====       ===      ===       ====

     The renegotiation or restructuring of several contracts on our pipeline systems will continue to unfavorably impact our operating results and EBIT for the remainder of 2004. Guardian Pipeline, which is owned in part by We Energies, is currently providing a portion of its firm transportation requirements and directly competes with ANR for a portion of the markets in Wisconsin. Additionally, ANR will continue to experience lower operating revenues and lower operating expenses for the remainder of 2004 based on the termination of the Dakota contract on its system. However, the termination of this contract will not have a significant overall impact on operating income and EBIT. Finally, ANR has entered into an agreement with a shipper to restructure another of its transportation contracts on its Southeast Leg as well as a related gathering contract. We anticipate this restructuring will be completed in March 2005 upon which ANR will receive approximately $26 million.

UNREGULATED BUSINESSES -- PRODUCTION SEGMENT

     Our Production segment conducts our natural gas and oil exploration and production activities. Our operating results are impacted by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs and sell the products at attractive prices.

  Operational Update

     Our long-term strategy includes developing our production opportunities primarily in the U.S. and Brazil, while prudently divesting of our production properties outside of these areas. In the second quarter of 2004, El Paso's Board of Directors approved exiting our international natural gas and oil operations, excluding our operations in Brazil. As a result, we will report our Canadian and other international operations as discontinued operations beginning in the second quarter of 2004. As of September 2004, we have sold substantially all of our Indonesian operations and all of our Canadian operations, which included activities in Nova Scotia where, in the first quarter of 2004, we drilled an exploratory well that was not commercially viable and therefore recorded a $24 million ceiling test charge.

     Through September 2004, we have spent approximately $240 million in capital expenditures for acquisition, exploration, and development activities. Based on the finding and development costs experienced in our 2004 drilling program, we expect our domestic unit of production depletion rate to increase from $2.26 per Mcfe during the first quarter 2004 to $2.32 per Mcfe for the second quarter of 2004 and to $2.48 per Mcfe for the third quarter of 2004.

     For the first quarter of 2004, our total equivalent production declined approximately 16 Bcfe or 30 percent as compared to the same period in 2003. This decline was caused by normal production declines, asset sales in 2003 primarily in western Canada, New Mexico and the Gulf of Mexico and disappointing drilling results. For the first nine months of 2004, our production averaged approximately 362 MMcfe/d; however, for the month of September 2004, daily production averaged approximately 325 MMcfe/d. At the end of the first quarter of 2004, we sold our production operations in western Canada, which had an average daily production of approximately 50 MMcfe/d. Our production levels are dependent upon the amount of capital allocated to our Production segment, the level of success in our drilling programs and any future asset sales or acquisitions.

     Earlier this year, we completed a restatement of our historical financial statements to reflect significant revisions of our proved natural gas and oil reserves. The impact of this restatement on our Production segment in 2004 was lower depreciation expense due to higher ceiling test charges in the restated periods.

  Production Hedging

     We primarily conduct our hedging activities with El Paso Merchant Energy, our affiliate, through natural gas and oil derivatives on our natural gas and oil production to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. Because this hedging strategy only partially reduces our exposure to downward movements in commodity prices, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period. For a further discussion of our hedging program, refer to our 2003 Annual Report on Form 10-K.

  Operating Results

     Below are the operating results and analysis for our Production segment for the quarters ended March 31:

                 PRODUCTION SEGMENT RESULTS                     2004        2003
                 --------------------------                   --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                              VOLUMES AND PRICES)
Operating revenues:
  Natural gas...............................................   $  150      $  224
  Oil, condensate and liquids...............................       38          47
  Other.....................................................        2           2
                                                               ------      ------
          Total operating revenues..........................      190         273
Transportation and net product costs........................       (8)        (13)
                                                               ------      ------
          Total operating margin............................      182         260
Other operating expenses
  Depreciation, depletion and amortization..................      (85)        (91)
  Production costs(1).......................................      (23)        (31)
  Loss on long-lived assets and ceiling test charges........     (121)        (10)
  General and administrative expenses.......................      (17)        (21)
  Taxes, other than production and income taxes.............       --          (1)
                                                               ------      ------
          Total other operating expenses(2).................     (246)       (154)
                                                               ------      ------
  Operating income (loss)...................................      (64)        106
Other income (expense)......................................       (2)          3
                                                               ------      ------
  EBIT......................................................   $  (66)     $  109
                                                               ======      ======
Volumes, prices and costs per unit:
  Natural gas
     Volumes (MMcf).........................................   29,469      42,311
                                                               ======      ======
     Average realized prices including hedges ($/Mcf)(3)....   $ 5.09      $ 5.30
                                                               ======      ======
     Average realized prices excluding hedges ($/Mcf)(3)....   $ 5.59      $ 6.62
                                                               ======      ======
     Average transportation costs ($/Mcf)...................   $ 0.23      $ 0.22
                                                               ======      ======
  Oil, condensate and liquids
     Volumes (MBbls)........................................    1,256       1,723
                                                               ======      ======
     Average realized prices including hedges ($/Bbl)(3)....   $30.71      $27.28
                                                               ======      ======
     Average realized prices excluding hedges ($/Bbl)(3)....   $30.71      $27.29
                                                               ======      ======
     Average transportation costs ($/Bbl)...................   $ 1.05      $ 0.88
                                                               ======      ======
Production cost ($/Mcfe)
     Average lease operating costs..........................   $ 0.64      $ 0.36
     Average production taxes...............................    (0.03)       0.24
                                                               ------      ------
          Total production cost(1)..........................   $ 0.61      $ 0.60
                                                               ======      ======
Average general and administrative expense ($/Mcfe).........   $ 0.47      $ 0.41
                                                               ======      ======
Unit of production depletion cost ($/Mcfe)..................   $ 2.17      $ 1.62
                                                               ======      ======

---------------
(1) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2) Transportation costs are included in operating expenses on our consolidated statements of income.

(3) Prices are stated before transportation costs.

  Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     For the quarter ended March 31, 2004, EBIT was $175 million lower than the same period in 2003. The decrease is primarily due to higher losses on long-lived assets and ceiling test charges in 2004 primarily associated with our Canadian operations. Also contributing to lower EBIT were lower revenues resulting from lower production volumes due to normal production declines, asset sales and disappointing drilling results.

     Operating Revenues. The following table describes the variance in revenue between the quarters ended March 31, 2004 and 2003 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                          VARIANCE
                                                              ---------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                          PRICES   VOLUMES   HEDGES   TOTAL
------------------------------------                          ------   -------   ------   -----
                                                                        (IN MILLIONS)
Natural gas.................................................   $(31)    $(85)     $42     $(74)
Oil, condensate and liquids.................................      4      (13)      --       (9)
                                                               ----     ----      ---     ----
  Total operating revenues..................................   $(27)    $(98)     $42     $(83)
                                                               ====     ====      ===     ====

     For the quarter ended March 31, 2004, operating revenues were $83 million lower than the same period in 2003 due primarily to lower production volumes. The decline in production volumes was primarily due to normal production declines, the sale of properties in 2003 in western Canada, New Mexico and offshore Gulf of Mexico and disappointing drilling results.

     Average realized natural gas prices for the first quarter of 2004, excluding hedges, were $1.03 per Mcf lower than the same period in 2003, a decrease of 16 percent. However, more than offsetting the decrease in revenues due to lower natural gas prices were $14 million of hedging losses in 2004 as compared to $56 million of hedging losses in 2003 relating to our natural gas hedge positions. We expect to continue to incur hedging losses in 2004.

     Operating Expenses. Total operating expenses were $92 million higher for the first quarter of 2004 as compared to the first quarter of 2003 primarily due to higher losses on long-lived assets and ceiling test charges in 2004, partially offset by lower depreciation, depletion, and amortization expenses, lower production costs, and lower general and administrative expenses.

     Losses on long-lived assets and ceiling test charges were higher by $111 million in 2004. During 2004, we incurred an $85 million loss associated with the sale of our Canadian operations, a $24 million impairment related to an exploratory well drilled in Nova Scotia that was not commercially viable and an $8 million impairment related to a non-full cost pool asset in Canada.

     Total depreciation, depletion, and amortization expense decreased by $6 million in the first quarter of 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to the asset sales and other production declines discussed above resulted in a decrease of $25 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs and a lower reserve base, which contributed an increase of $20 million in our depreciation, depletion, and amortization expense.

     Production costs decreased by $8 million in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to a decrease in production taxes resulting from high cost gas well tax credits in the first quarter of 2004 and to lower commodity prices in the first quarter 2004 compared to the same period in 2003. Production taxes decreased $0.27 per Mcfe in 2004. This was offset by an increase of $0.28 per Mcfe in average lease operating costs primarily due to lower production volumes discussed above.

     General and administrative expenses decreased by $4 million, but increased $0.06 per Mcfe, in the first quarter of 2004 as compared to the same period in 2003. The total dollar decrease was primarily due to lower allocated expenses, while the increase on a per unit basis was due to lower production volumes.

UNREGULATED BUSINESSES -- POWER SEGMENT

     Our Power segment includes the ownership and operation of domestic and international power generation facilities as well as the management of restructured power contracts. Below are the operating results and an analysis of these results for our Power segment for the quarters ended March 31:

POWER SEGMENT RESULTS                                          2004    2003
---------------------                                         ------   -----
                                                              (IN MILLIONS)
Gross margin(1).............................................  $  35    $ 44
Operating expenses..........................................   (115)    (32)
                                                              -----    ----
Operating loss..............................................    (80)     12
Other income................................................     17      20
                                                              -----    ----
EBIT........................................................  $ (63)   $ 32
                                                              =====    ====

---------------

(1) Gross margin for our Power segment consists of revenues from our power plants and the initial net gains and losses incurred in connection with the restructuring of power contracts, as well as the subsequent revenues, cost of electricity purchases and changes in fair value of those contracts. The cost of fuel used in the power generation process is included in operating expenses.

  Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     For the quarter ended March 31, 2004, EBIT was $95 million lower than the same period in 2003. The decrease was due primarily to the announced sale of Utility Contract Funding and its restructured power contract and related debt, which resulted in an $89 million impairment loss during the first quarter of 2004 included in operating expenses. Contributing to EBIT for the quarters ended March 31, 2004 and 2003 was an increase of $18 million and $20 million in the fair value of our restructured power contracts included in gross margin.

     Our other domestic and international power plant operations generated EBIT of $8 million for the quarter ended March 31, 2004 compared to $12 million for the same period in 2003. This $4 million decrease was due primarily to a $6 million decline in equity earnings from our investment in Midland Cogeneration Venture in the first quarter of 2004 compared to the same period in 2003.

     We currently anticipate selling a number of our power assets, both domestically and internationally. As these sales occur or as agreements are negotiated, we may incur future losses if the sales proceeds are less than the carrying value of the assets, and these losses may be significant.

UNREGULATED BUSINESSES -- FIELD SERVICES SEGMENT

     Our Field Services segment conducts our midstream activities which include gathering and processing of natural gas. Our assets principally consist of our processing plants in south Louisiana. Below are the operating results and analysis of these results for our Field Services segment for the quarters ended March 31:

FIELD SERVICES SEGMENT RESULTS                                 2004     2003
------------------------------                                ------   ------
                                                               (IN MILLIONS)
Processing and gathering gross margins(1)...................  $   20   $   24
Operating expenses..........................................      (9)     (12)
                                                              ------   ------
  Operating income..........................................      11       12
Other income (expense)......................................       3       (1)
                                                              ------   ------
  EBIT......................................................  $   14   $   11
                                                              ======   ======

FIELD SERVICES SEGMENT RESULTS                                 2004     2003
------------------------------                                ------   ------
                                                               (IN MILLIONS)
Volumes and Prices:
  Processing
     Volumes (BBtu/d).......................................   1,688    1,703
                                                              ======   ======
     Prices ($/MMBtu).......................................  $ 0.12   $ 0.12
                                                              ======   ======
  Gathering
     Volumes (inlet BBtu/d).................................      19      200
                                                              ======   ======
     Prices ($/MMBtu).......................................  $ 0.04   $ 0.22
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

  Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     For the quarter ended March 31, 2004, EBIT was $3 million higher than the same period in 2003. We experienced higher non-operating income of $4 million due to higher equity earnings from our investment in Javelina, which experienced higher margins resulting from higher natural gas liquids prices. We also experienced a $1 million net decrease in EBIT due to the sales of our Wyoming gathering assets in January 2003 and our Mid-Continent gathering and processing assets in June 2003, which resulted in a $5 million decrease in gross margins and a $4 million decline in operating expenses.

CORPORATE, NET

     Our Corporate activities include our general and administrative functions. Corporate also includes other unregulated activities, including our petroleum ship charter operations and various other contracts and assets, all of which are immaterial to our results in 2004 and do not constitute separate operating segments. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to our continuing corporate activities. Our operating results for all periods presented reflect this change. Below are the operating results and analysis of these results for our Corporate activities for the quarters ended March 31:

     CORPORATE RESULTS

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Gross margin................................................   $ 5     $(5)
Operating expenses..........................................    (2)     (3)
                                                               ---     ---
  Operating income (loss)...................................     3      (8)
Other income................................................     1       3
                                                               ---     ---
  EBIT......................................................   $ 4     $(5)
                                                               ===     ===

  Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     For the quarter ended March 31, 2004, our EBIT increased by $9 million compared to the same period in 2003. This was primarily due to a $7 million increase in the EBIT earned on our petroleum ship charters in 2004 that resulted from increased demand for these charter services. Our general and administrative expenses remained relatively consistent with the same period in 2003.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter ended March 31, 2004, was $1 million higher than the same period in 2003. Below is an analysis of our interest expense for the quarters ended March 31:

                                                              2004      2003
                                                              ----      ----
                                                              (IN MILLIONS)
Long-term debt, including current maturities................  $103      $99
Other interest..............................................    --        3
Capitalized interest........................................    (3)      (3)
                                                              ----      ---
       Total interest and debt expense......................  $100      $99
                                                              ====      ===

     Interest expense on long-term debt for the quarter ended March 31, 2004, was $4 million higher than the same period in 2003. The increase was primarily due to the reclassification of our Coastal Finance I mandatorily redeemable preferred securities to long-term debt as a result of the adoption of SFAS No. 150 in 2003. Based on this reclassification, we began recording the preferred returns on these securities as interest expense rather than as distributions on preferred interests, which were $6 million for the quarter ended March 31, 2004. This increase was partially offset by lower average debt balances from retirements in 2003 and 2004, net of debt issuances during 2003 and 2004.

     Other interest for the quarter ended March 31, 2004, was $3 million lower than the same period in 2003. The decrease was primarily due to the retirement of other financing obligations.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter ended March 31, 2004, was $7 million higher than the same period in 2003 primarily due to higher average advances payable to El Paso under its cash management program and higher average short-term interest rates in 2004. The average advances payable balance increased from $2,026 million in 2003 to $2,033 million in 2004 and average short-term interest rates for the first quarter increased from 1.4% in 2003 to 2.7% in 2004.

DISTRIBUTIONS ON PREFERRED INTERESTS OF CONSOLIDATED SUBSIDIARIES

     Distributions on preferred interests of consolidated subsidiaries for the quarter ended March 31, 2004, were $7 million lower than the same period in 2003 primarily due to the reclassification of our Coastal Finance I mandatorily redeemable preferred securities to long-term financing obligations as a result of the adoption of SFAS No. 150 in 2003. Based on this reclassification, we began recording the preferred returns on these securities as interest expense rather than as distributions on preferred interests. Also contributing to the decrease was the redemption of the preferred stock of Coastal Securities Company Limited.

INCOME TAXES

     Income tax expense (benefit) from continuing operations and our effective tax rates for the quarters ended March 31 were as follows:

                                                               2004        2003
                                                              ------      ------
                                                                (IN MILLIONS,
                                                              EXCEPT FOR RATES)
Income taxes................................................   $(30)        $71
Effective tax rate..........................................     32%         34%

     Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to:

     -  state income taxes, net of federal income tax benefits;

     -  foreign income taxed at different rates; and

     -  sale of a foreign investment in 2004.

DISCONTINUED OPERATIONS

     For the quarter ended March 31, 2004, our after-tax loss from our discontinued operations was $55 million. The loss was primarily due to losses of $40 million from the sale of our Eagle Point and Aruba refineries and $8 million of severance costs for work force reductions as assets are sold.

     For the quarter ended March 31, 2003, our after-tax loss from discontinued operations was $222 million. The loss was primarily due to impairments of $350 million on our Eagle Point refinery and several of our chemical assets. The loss was partially offset by operating income from our Eagle Point and Aruba refineries of $79 million and gains of $55 million from the sale of our Corpus Christi refinery and the Florida terminalling and marine assets.

     In the second quarter of 2004, El Paso's Board of Directors approved exiting our international natural gas and oil operations, excluding our operations in Brazil. We will report these operations as discontinued operations beginning in the second quarter of 2004.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 9, which is incorporated herein by reference.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning possible or assumed future results of operations. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. These statements may relate to information or assumptions about:

     - capital and other expenditures;

     - dividends;

     - financing plans;

     - capital structure;

     - liquidity and cash flow;

     - credit ratings;

     - pending legal proceedings, claims and governmental proceedings, including environmental matters;

     - future economic performance;

     - operating income;

     - management's plans; and

     - goals and objectives for future operations.

     Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these variances can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in the forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 12, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in our 2003 Annual Report on Form 10-K, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2003 Annual Report on Form 10-K, except as discussed below.

INTEREST RATE RISK

     As of March 31, 2004, we had one third party long-term power purchase contract and one power supply derivative contract. In the second quarter of 2004, we sold these contracts, which eliminated our exposure to interest rate risk related to these contracts.

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, which was substantially concluded by December 2003, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance.

     In September 2004, we completed an investigation surrounding matters that gave rise to a restatement of our historical financial statements for the period from 1999 to 2002 and the first nine months of 2003. This investigation identified a number of internal control weaknesses which we reported as material control weaknesses in our 2003 Annual Report on Form 10-K.

     The following are the internal control deficiencies identified as a result of our SOX implementation and from the independent review that led to the restatement of our historical financial statements, which we have previously disclosed:

     - A weak control environment surrounding the booking of our proved natural gas and oil reserves in the Production segment;

     - Inadequate controls over access to our proved natural gas and oil reserve system;

     - Inadequate documentation of policies and procedures related to proved natural gas and oil reserves booking;

     - Ineffective monitoring activities to ensure compliance with existing policies, procedures and accounting conclusions;

     - Lack of formal evidence to substantiate monitoring activities were adequately performed (e.g., monitoring activities, such as meetings and report reviews, were not always documented in a way to objectively confirm the monitoring activities occurred);

     - Inadequate change management and security access to our information systems (e.g., program developers were allowed to migrate system changes into production and passwords for some of our applications did not adhere to the corporate policy for effective passwords);

     - Lack of proper segregation of duties related to manual journal entry preparation and procurement activities (e.g., our financial accounting system was not designed to prevent the same person from posting an entry that prepared the entry and a buyer of goods could also receive for the goods); and

     - Untimely preparation and review of volume and account reconciliations.

     We have communicated to El Paso's Audit Committee and to our external auditors the deficiencies identified to date in our internal controls over financial reporting as well as the remediation efforts that we have underway. We are committed to effectively remediate known deficiencies as expeditiously as possible and continue our extensive efforts to comply with Section 404 of SOX by December 31, 2005. Consequently, we have made the following changes to our internal controls:

     - Added members to El Paso's Board of Directors, including its Audit Committee and its executive management team with extensive experience in the natural gas and oil industry;

     - Formed a committee to provide oversight of the proved natural gas and oil reserve estimation process, which is staffed with appropriate technical, financial reporting and legal expertise;

     - Continued use of an independent third-party reserve engineering firm, selected by and reporting annually to the Audit Committee of El Paso's Board of Directors, to perform an independent assessment of our proved natural gas and oil reserves;

     - Formed a centralized proved natural gas and oil reserve evaluation and reporting function, staffed primarily with newly hired personnel that have extensive industry experience, that is separate from the operating divisions and reports to the president of Production and Non-regulated Operations;

     - Restricted security access to the proved natural gas and oil reserve system to the centralized reserve reporting staff;

     - Revised our documentation of procedures and controls for estimating proved natural gas and oil reserves;

     - Enhanced internal audit reviews to monitor booking of proved natural gas and oil reserves;

     - Implemented standard information system policies and procedures to enforce change management and segregation of responsibilities when migrating programming changes to production and strengthened security policies and procedures around passwords for applications and databases;

     - Modified systems and procedures to ensure appropriate segregation of responsibilities for manual journal entry preparation and procurement activities;

     - Formalized our account reconciliation policy and timely completed all material account reconciliations; and

     - Developed and implemented formal training to educate company personnel on management's responsibilities mandated by SOX Section 404, the components of the internal control framework on which we rely and the relationship to our company values including accountability, stewardship, integrity and excellence.

     We are in the process of implementing the following changes to our internal controls and expect to have them implemented by December 31, 2004:

     - Improved training regarding SEC guidelines for booking proved natural gas and oil reserves;

     - Formal communication of procedures for documenting accounting conclusions involving interpretation of complex accounting standards, including identification of critical factors that support the basis for our conclusion;

     - Evaluation, formalization and communication of required policies and procedures;

     - Improved monitoring activities to ensure compliance with policies, procedures and accounting conclusions; and

     - Review the adequacy, proficiency and training of our finance and accounting staff.

     Many of the deficiencies in our internal controls that we have identified are likely the result of significant changes the company has undergone during the past five years as a result of major acquisitions and reorganizations. As we continue our SOX Section 404 compliance efforts, including the testing of the effectiveness of our internal controls, we may identify additional deficiencies in our system of internal controls that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts.

     We did not make any changes to our internal controls over financial reporting during the quarter ended March 31, 2004, that have had a material adverse affect or are reasonably likely to have a material adverse affect on our internal controls over financial reporting. However, we have made significant changes to improve our internal controls during the quarter ended March 31, 2004, and subsequent to that date.

     We also undertook a review of our overall disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As a result of the deficiencies described above, we concluded that our disclosure controls and procedures were not effective at March 31, 2004. However, to address the deficiencies in our internal controls, we expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure our disclosure controls and procedures were effective over the preparation of these financial statements. Consequently, we concluded that our disclosure controls and procedures over the preparation of these financial statements were effective.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Note 9, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 12, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

                                           EL PASO CORPORATION

Date: November 5, 2004                             /s/ D. Dwight Scott
                                            ------------------------------------
                                                      D. Dwight Scott
                                                 Executive Vice President,
                                                Chief Financial Officer, and
                                                          Director
                                               (Principal Financial Officer)

Date: November 5, 2004                            /s/ Jeffrey I. Beason
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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