Form 10-Q
period 2004-06-30
EL PASO CGP CO
filed 2004-12-03
CIK 21267

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Common stock, par value $3 per share. Shares outstanding on December 3, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EL PASO CGP COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   24
          Cautionary Statement Regarding Forward-Looking Statements...   37
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   38
Item 4.   Controls and Procedures.....................................   39

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   42
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   42
Item 3.   Defaults Upon Senior Securities.............................   42
Item 4.   Submission of Matters to a Vote of Security Holders.........   42
Item 5.   Other Information...........................................   42
Item 6.   Exhibits....................................................   42
          Signatures..................................................   43

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED       SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          ------------------   -------------------
                                                                     2003                  2003
                                                          2004    (RESTATED)    2004    (RESTATED)
                                                          -----   ----------   ------   ----------
Operating revenues......................................  $ 505     $ 604      $1,042     $1,327
                                                          -----     -----      ------     ------
Operating expenses
  Cost of products and services.........................    104       134         212        309
  Operation and maintenance.............................    120       132         247        261
  Depreciation, depletion and amortization..............    115       121         228        242
  Loss (gain) on long-lived assets......................     --       (30)         88        (31)
  Taxes, other than income taxes........................     18        19          30         46
                                                          -----     -----      ------     ------
                                                            357       376         805        827
                                                          -----     -----      ------     ------
Operating income........................................    148       228         237        500
Earnings (losses) from unconsolidated affiliates........     24       (54)         59        (15)
Other income, net.......................................      7         7          13         13
Interest and debt expense...............................    (91)     (101)       (192)      (200)
Affiliated interest income (expense), net...............      5        (7)         (9)       (14)
Distributions on preferred interests of consolidated
  subsidiaries..........................................     --        (7)         --        (14)
                                                          -----     -----      ------     ------
Income before income taxes..............................     93        66         108        270
Income taxes............................................     32        19          37         89
                                                          -----     -----      ------     ------
Income from continuing operations.......................     61        47          71        181
Discontinued operations, net of income taxes............    (11)     (931)       (139)    (1,151)
Cumulative effect of accounting changes, net of income
  taxes.................................................     --        --          --        (12)
                                                          -----     -----      ------     ------
Net income (loss).......................................  $  50     $(884)     $  (68)    $ (982)
                                                          =====     =====      ======     ======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
ASSETS
Current assets
  Cash and cash equivalents.................................  $    86      $   150
  Accounts and notes receivable
     Customers, net of allowance of $34 in 2004 and $37 in
      2003..................................................      200          291
     Affiliates.............................................      436          442
     Other..................................................      152           86
  Inventory.................................................       49           55
  Assets held for sale and from discontinued operations.....      172        1,406
  Other.....................................................       72          220
                                                              -------      -------
          Total current assets..............................    1,167        2,650
                                                              -------      -------
Property, plant and equipment, at cost
  Pipelines.................................................    6,701        6,478
  Natural gas and oil properties, at full cost..............    7,244        7,230
  Power facilities..........................................      373          372
  Gathering and processing systems..........................      144          151
  Other.....................................................       97          119
                                                              -------      -------
                                                               14,559       14,350
  Less accumulated depreciation, depletion and
     amortization...........................................    8,092        8,003
                                                              -------      -------
          Total property, plant and equipment, net..........    6,467        6,347
                                                              -------      -------
Other assets
  Investments in unconsolidated affiliates..................    1,187        1,312
  Assets from price risk management activities..............       --          845
  Goodwill and other intangible assets, net.................      415          415
  Assets of discontinued operations.........................       --          405
  Other.....................................................      209          435
                                                              -------      -------
                                                                1,811        3,412
                                                              -------      -------
          Total assets......................................  $ 9,445      $12,409
                                                              =======      =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................  $   163      $   196
     Affiliates.............................................       88          110
     Other..................................................      162          201
  Short-term financing obligations, including current
     maturities.............................................      349          310
  Notes payable to affiliates...............................       32          906
  Liabilities related to discontinued operations............       32          696
  Other.....................................................      374          363
                                                              -------      -------
          Total current liabilities.........................    1,200        2,782
                                                              -------      -------
Long-term financing obligations.............................    3,640        5,011
                                                              -------      -------
Other
  Deferred income taxes.....................................      767          732
  Other.....................................................      423          432
                                                              -------      -------
                                                                1,190        1,164
                                                              -------      -------
Commitments and contingencies
Securities of subsidiaries..................................      156          107
                                                              -------      -------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --           --
  Additional paid-in capital................................    3,136        3,136
  Retained earnings.........................................      156          224
  Accumulated other comprehensive loss......................      (33)         (15)
                                                              -------      -------
          Total stockholder's equity........................    3,259        3,345
                                                              -------      -------
          Total liabilities and stockholder's equity........  $ 9,445      $12,409
                                                              =======      =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                            2003
                                                               2004     (RESTATED)(1)
                                                              -------   -------------
Cash flows from operating activities
  Net loss..................................................  $   (68)     $  (982)
    Less loss from discontinued operations, net of income
      taxes.................................................     (139)      (1,151)
                                                              -------      -------
  Net income before discontinued operations.................       71          169
  Adjustments to reconcile net income to net cash from
    operating activities
    Depreciation, depletion and amortization................      228          242
    Loss (gain) on long-lived assets........................       88          (31)
    Earnings from unconsolidated affiliates, adjusted for
      cash distributions....................................      (12)          44
    Deferred income taxes...................................       32           64
    Cumulative effect of accounting changes.................       --           12
    Other non-cash items....................................       11          (20)
    Asset and liability changes.............................       34          451
                                                              -------      -------
    Cash provided by continuing operations..................      452          931
    Cash provided by discontinued operations................      159           99
                                                              -------      -------
         Net cash provided by operating activities..........      611        1,030
                                                              -------      -------
Cash flows from investing activities
  Additions to property, plant and equipment................     (296)        (540)
  Purchases of interests in equity investments..............      (12)          (3)
  Net proceeds from the sale of assets and investments......       81          293
  Net change in restricted cash.............................       34          (47)
  Net change in notes receivable from unconsolidated
    affiliates..............................................       20         (259)
  Other.....................................................       31           22
                                                              -------      -------
    Cash used in continuing operations......................     (142)        (534)
    Cash provided by discontinued operations................    1,113          245
                                                              -------      -------
         Net cash provided by (used in) investing
           activities.......................................      971         (289)
                                                              -------      -------
Cash flows from financing activities
  Payments to retire long-term debt and other financing
    obligations.............................................     (460)        (297)
  Net change in affiliated advances payable.................     (896)        (682)
  Proceeds from issuance of securities of subsidiaries......       74           --
  Net proceeds from the issuance of long-term debt and other
    financing obligations...................................       --          288
  Contributions from discontinued operations................      907          344
  Other.....................................................        1            1
                                                              -------      -------
    Cash used in continuing operations......................     (374)        (346)
    Cash used in discontinued operations....................   (1,272)        (344)
                                                              -------      -------
         Net cash used in financing activities..............   (1,646)        (690)
                                                              -------      -------
Change in cash and cash equivalents.........................      (64)          51
Cash and cash equivalents
  Beginning of period.......................................      150          128
                                                              -------      -------
  End of period.............................................  $    86      $   179
                                                              =======      =======

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

                              EL PASO CGP COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED     SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                            -----------------   -----------------
                                                                      2003                2003
                                                            2004   (RESTATED)   2004   (RESTATED)
                                                            ----   ----------   ----   ----------
Net income (loss).........................................  $ 50     $(884)     $(68)    $(982)
                                                            ----     -----      ----     -----
Foreign currency translation adjustments..................    (1)       50        (1)       90
Unrealized net gains (losses) from cash flow hedging
  activity
  Unrealized mark-to-market losses arising during period
     (net of income taxes of $7 and $15 in 2004 and $16
     and $40 in 2003).....................................   (12)      (28)      (26)      (72)
  Reclassification adjustments for changes in initial
     value to the settlement date (net of income taxes of
     $2 and $6 in 2004 and $8 and $30 in 2003)............     2        13         9        54
                                                            ----     -----      ----     -----
       Other comprehensive income (loss)..................   (11)       35       (18)       72
                                                            ----     -----      ----     -----
Comprehensive income (loss)...............................  $ 39     $(849)     $(86)    $(910)
                                                            ====     =====      ====     =====

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND LIQUIDITY UPDATE

  Basis of Presentation

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the U.S. Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2004, and for the quarters and six months ended June 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. Our results for all periods presented have been reclassified to reflect our Canadian and certain other international natural gas and oil production operations as discontinued operations. Also, our results for the quarter and six months ended June 30, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves as further discussed in our 2003 Annual Report on Form 10-K. Finally, the prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

  Liquidity Update

     We rely on cash generated from our internal operations and loans from El Paso Corporation (El Paso), our direct parent, through its cash management program as our primary sources of liquidity, as well as proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures and debt service will continue to be provided from some or all of these sources. Under El Paso's cash management program, we have historically and consistently borrowed cash. Currently, one of our subsidiaries, Colorado Interstate Gas Company (CIG), is not advancing funds to El Paso via the cash management program due to its anticipated cash needs. For a further discussion of our participation in El Paso's cash management program, see Note 11.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso received several waivers based on its belief that the restatements would cause a delay in filing its financial statements and would have constituted various events of default under its then existing revolving credit facility and various other financing transactions. El Paso subsequently filed its financial statements within the time frames granted by these waivers. In November 2004, El Paso entered into a new credit agreement with a group of lenders for an aggregate of $3 billion in financings to replace its previous revolving credit facility which was scheduled to mature in June 2005. Upon closing of the new credit agreement, El Paso borrowed $1.25 billion and used approximately $1.2 billion of capacity to support existing letters of credit under its previous revolving credit facility. Our subsidiaries, ANR Pipeline Company (ANR) and CIG, continue to be eligible borrowers under the new credit agreement. Additionally, our interests in ANR, CIG, Wyoming Interstate Gas Company (WIC), and ANR Storage Company are pledged as collateral under the new credit agreement. For a further discussion of El Paso's new credit agreement and other information regarding our financing obligations, see Note 7.

     Additionally, under several of our financing arrangements, we are required to file financial statements in a timely manner. We have not yet filed our financial statements for the third quarter of 2004; however, no notice has been given as to any violations under these financing arrangements for our failure to file financial statements. We believe that we will file our financial statements prior to any notice being given or within the allowed time frames under these arrangements such that there will be no event of default.

2. SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are discussed in our 2003 Annual Report on Form 10-K. The information below provides updating information or required interim disclosures with respect to those policies or disclosure where our policies have changed.

  Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk or a controlling financial interest in the entity. This standard requires a company to consolidate a variable interest entity if it is allocated a majority of the entity's losses or returns, including fees paid by the entity. In December 2003, the FASB issued FIN No. 46-R, which amended FIN No. 46 to extend its effective date until the first quarter of 2004 for all types of entities, except special purpose entities. In addition, FIN No. 46-R limited the scope of FIN No. 46 to exclude certain joint ventures or other entities that meet the characteristics of businesses.

     On January 1, 2004, we adopted this standard. Upon adoption, we consolidated Blue Lake Gas Storage Company. The overall impact of this action is described in the following table:

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

     Blue Lake Gas Storage owns and operates a 47 Bcf gas storage facility in Michigan. One of our subsidiaries operates the natural gas storage facility and we inject and withdraw all natural gas stored in the facility. We own a 75 percent equity interest in Blue Lake. This entity has $11 million of third party debt as of June 30, 2004 that is non-recourse to us. We consolidated Blue Lake because we are allocated a majority of Blue Lake's losses and returns through our equity interest in Blue Lake.

     We have significant interests in a number of other variable interest entities. We were not required to consolidate these entities under FIN No. 46 and, as a result, our method for accounting for these entities did not change. As of January 1, 2004, these entities consisted primarily of 10 equity investments held in our Power segment that had interests in power generation and transmission facilities with a total generating capacity of approximately 3,000 gross MW. We operate many of these facilities but do not supply a significant portion of the fuel consumed or purchase a significant portion of the power generated by these facilities. The long-term debt issued by these entities is recourse only to the power project. As a result, our exposure to these entities is limited to our equity investments in and advances to the entities (approximately $801 million as of June 30, 2004) and our guarantees and other agreements associated with these entities (a maximum of $44 million as of June 30, 2004).

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standards
(SFAS) No. 143, Accounting for Asset Retirement Obligations. This standard required that we record a liability for retirement and removal costs of long-lived assets used in our businesses. In 2003, we recorded a charge as a cumulative effect of accounting change of approximately $12 million, net of income taxes related to its adoption.

  New Accounting Pronouncements Not Yet Adopted

     Accounting for Natural Gas and Oil Producing Activities. In September 2004, the SEC issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require these companies to exclude future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. Finally, this standard will require disclosure of the impact of a company's asset retirement obligations on its oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the first quarter of 2005 and are currently evaluating its impact, if any, on our consolidated financial statements.

     Accounting for Inventory Costs. In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement will require expensing certain costs that have historically been capitalized as inventory. The statement will also require the capitalization of certain fixed overhead costs associated with operating facilities involved in inventory management. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and will impact certain inventory costs we incur after January 1, 2006. We are currently evaluating the impact, if any, of this standard on our financial statements.

3. DIVESTITURES

Sales of Assets and Investments

     During 2004, we completed and announced the sale of a number of assets and investments. The following table summarizes the proceeds from these sales:

                                                             COMPLETED            COMPLETED
                                                              THROUGH        AFTER JUNE 30, 2004
SIGNIFICANT ASSETS AND INVESTMENTS SOLD                    JUNE 30, 2004   OR ANNOUNCED TO DATE(1)   TOTAL
---------------------------------------                    -------------   -----------------------   -----
                                                                            (IN MILLIONS)

Unregulated

  Production.............................................     $   --                 $24             $   24
    - Brazilian exploration and production assets(2)

  Power..................................................         92                  --                 92
    - Utility Contract Funding (UCF)(3)
    - Mohawk River Funding IV(3)
    - Bastrop Company equity investment(3)

  Field Services
    - Dauphin Island and Mobile Bay equity                        --                   3                  3
      investments(4).....................................
                                                              ------                 ---             ------

Total continuing.........................................         92(4)               27                119

Discontinued.............................................      1,261                  30              1,291
    - Natural gas and oil production properties in
    Canada(3)
    - Aruba and Eagle Point refineries and other
      petroleum assets(3)
    - Remaining Canadian and other international
      production assets(2)
                                                              ------                 ---             ------

Total....................................................     $1,353                 $57             $1,410
                                                              ======                 ===             ======

---------------

(1) Sales that have not been completed are estimates, subject to customary regulatory approvals, final negotiations and other conditions.

(2) These sales were or will be completed after June 30, 2004.

(3) These sales were completed as of June 30, 2004.

(4) We also received property, plant and equipment of approximately $9 million and issued other obligations totaling approximately $7 million associated with these sales.

(5) Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs incurred in preparing assets for disposal. These items decreased our sales proceeds by $11 million for the six months ended June 30, 2004.

SIGNIFICANT ASSETS AND INVESTMENTS SOLD                           PROCEEDS
---------------------------------------                           --------
                                                                (IN MILLIONS)

As of June 30, 2003

Regulated

  Pipelines.................................................        $ 63
    - Panhandle gathering system located in Texas
    - 2.1 percent equity interest in Alliance pipeline and
    related assets
    - Helium processing operations in Oklahoma
    - Table Rock sulfur extraction facility

Unregulated

  Production................................................         144
    - Natural gas and oil properties in New Mexico and the
    Gulf of Mexico

  Field Services............................................          94
    - Gathering systems located in Wyoming
    - Midstream assets in the Mid-Continent region
                                                                    ----

Total continuing............................................         301(1)

Discontinued................................................         581
    - Corpus Christi refinery
    - Florida petroleum terminals and tug and barge
     operations
    - Louisiana lease crude business
    - Coal reserves and properties in West Virginia,
     Virginia and Kentucky
    - Natural gas and oil production properties in Canada
                                                                    ----
Total.......................................................        $882
                                                                    ====

---------------

(1) Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs in preparing assets for disposal. These items decreased our sales proceeds by $8 million for the six months ended June 30, 2003.

     See Notes 4 and 11 for a discussion of gains, losses and asset impairments related to the sales above.

     Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify assets being disposed of as held for sale or, if appropriate, discontinued operations if they have received appropriate approvals by El Paso's management or Board of Directors and have met other criteria. As of June 30, 2004 and December 31, 2003, we had $7 million of current assets held for sale in our balance sheets. Our assets held for sale related to domestic power assets in our Power segment that were approved by El Paso's Board of Directors for sale in 2003.

Discontinued Operations

     International Natural Gas and Oil Operations. During 2004, our Canadian and certain other international natural gas and oil production operations were approved for sale. As of November 2004, we have completed the sale of all of our Canadian operations and substantially all of our operations in Indonesia for total proceeds of approximately $389 million. During the six months ended June 30, 2004, we recognized approximately $93 million in asset impairments based on our decision to sell these assets and losses on completed asset sales. We expect to complete the sale of the remainder of these properties in 2004 and early 2005.

     Petroleum Markets. During the first quarter of 2003, El Paso's Board of Directors approved the sales of our Eagle Point refinery, our asphalt business, our Florida terminal, tug and barge business and our lease crude operations. In June 2003, El Paso's Board of Directors authorized the sale of our remaining petroleum markets operations, including our Aruba refinery, our Unilube blending operations, our domestic and international terminalling facilities and our petrochemical and chemical plants. Based on our intent to dispose of these operations, we were required to adjust these assets to their estimated fair value. As a result, we recognized a pre-tax impairment charge of approximately $987 million during the second quarter of 2003 related to our petroleum and chemical assets. Our second quarter 2003 charge was in addition to the $350 million pre-tax impairment charge recognized during the first quarter of 2003 when we announced our intent to sell our Eagle Point refinery and several of our chemical assets. These impairments were based on a comparison of the carrying value of these assets to their estimated fair value, less selling costs. We also recorded realized gains of approximately $52 million in the first six months of 2003 from the sale of our Corpus Christi refinery and Florida terminalling and marine assets.

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

     Our petroleum markets, coal mining and other international natural gas and oil production operations discussed above are classified as discontinued operations in our financial statements for all of the historical periods presented. All of the assets and liabilities of these discontinued businesses are classified as current assets and liabilities as of June 30, 2004. The summarized financial results and financial position data of our discontinued operations were as follows:

                                                               INTERNATIONAL
                                                                NATURAL GAS
                                                                  AND OIL
                                                   PETROLEUM    PRODUCTION      COAL
                                                    MARKETS     OPERATIONS     MINING    TOTAL
                                                   ---------   -------------   ------   -------
                                                                  (IN MILLIONS)
Operating Results Data
QUARTER ENDED JUNE 30, 2004
Revenues.........................................   $    54        $   1        $ --    $    55
Costs and expenses...............................       (77)          (3)         --        (80)
Gain on long-lived assets........................         4           --          --          4
Other income.....................................         1           --          --          1
                                                    -------        -----        ----    -------
Loss before income taxes.........................       (18)          (2)         --        (20)
Income taxes.....................................        (3)          (6)         --         (9)
                                                    -------        -----        ----    -------
Income (loss) from discontinued operations, net
  of income taxes................................   $   (15)       $   4        $ --    $   (11)
                                                    =======        =====        ====    =======
QUARTER ENDED JUNE 30, 2003
Revenues.........................................   $ 1,511        $  20        $ --    $ 1,531
Costs and expenses...............................    (1,612)         (33)         --     (1,645)
Loss on long-lived assets........................      (990)          (5)         --       (995)
Other expense....................................       (21)          --          --        (21)
Interest and debt expense........................        (4)          --          --         (4)
                                                    -------        -----        ----    -------
Loss before income taxes.........................    (1,116)         (18)         --     (1,134)
Income taxes.....................................      (198)          (5)         --       (203)
                                                    -------        -----        ----    -------
Loss from discontinued operations, net of income
  taxes..........................................   $  (918)       $ (13)       $ --    $  (931)
                                                    =======        =====        ====    =======

                                                               INTERNATIONAL
                                                                NATURAL GAS
                                                                  AND OIL
                                                   PETROLEUM    PRODUCTION      COAL
                                                    MARKETS     OPERATIONS     MINING    TOTAL
                                                   ---------   -------------   ------   -------
                                                                  (IN MILLIONS)
SIX MONTHS ENDED JUNE 30, 2004
Revenues.........................................   $   693        $  28        $ --    $   721
Costs and expenses...............................      (730)         (47)         --       (777)
Loss on long-lived assets........................       (38)         (93)         --       (131)
Other expense....................................        (1)          --          --         (1)
Interest and debt expense........................        (3)           1          --         (2)
                                                    -------        -----        ----    -------
Loss before income taxes.........................       (79)        (111)         --       (190)
Income taxes.....................................        (9)         (42)         --        (51)
                                                    -------        -----        ----    -------
Loss from discontinued operations, net of income
  taxes..........................................   $   (70)       $ (69)       $ --    $  (139)
                                                    =======        =====        ====    =======
SIX MONTHS ENDED JUNE 30, 2003
Revenues.........................................   $ 3,679        $  46        $ 27    $ 3,752
Costs and expenses...............................    (3,744)         (47)        (21)    (3,812)
Loss on long-lived assets........................    (1,286)         (14)         (3)    (1,303)
Other income (expense)...........................       (14)          --           1        (13)
Interest and debt expense........................        (4)           1          --         (3)
                                                    -------        -----        ----    -------
Income (loss) before income taxes................    (1,369)         (14)          4     (1,379)
Income taxes.....................................      (226)          (3)          1       (228)
                                                    -------        -----        ----    -------
Income (loss) from discontinued operations, net
  of income taxes................................   $(1,143)       $ (11)       $  3    $(1,151)
                                                    =======        =====        ====    =======

                                                                    INTERNATIONAL
                                                                     NATURAL GAS
                                                                       AND OIL
                                                        PETROLEUM    PRODUCTION
                                                         MARKETS     OPERATIONS     TOTAL
                                                        ---------   -------------   ------
                                                                  (IN MILLIONS)
Financial Position Data
  JUNE 30, 2004
  Assets of discontinued operations
     Accounts and notes receivable....................   $   60         $ 11        $   71
     Inventory........................................        7           --             7
     Other current assets.............................        7            2             9
     Property, plant and equipment, net...............       22           33            55
     Other non-current assets.........................       23           --            23
                                                         ------         ----        ------
       Total assets...................................   $  119         $ 46        $  165
                                                         ======         ====        ======
  Liabilities of discontinued operations
     Accounts payable.................................   $   12         $ --        $   12
     Other current liabilities........................       14           --            14
     Other non-current liabilities....................        6           --             6
                                                         ------         ----        ------
       Total liabilities..............................   $   32         $ --        $   32
                                                         ======         ====        ======

                                                                    INTERNATIONAL
                                                                     NATURAL GAS
                                                                       AND OIL
                                                        PETROLEUM    PRODUCTION
                                                         MARKETS     OPERATIONS     TOTAL
                                                        ---------   -------------   ------
                                                                  (IN MILLIONS)
  DECEMBER 31, 2003
  Assets of discontinued operations
     Accounts and notes receivable....................   $  259         $ 22        $  281
     Inventory........................................      385            3           388
     Other current assets.............................      131            8           139
     Property, plant and equipment, net...............      521          399           920
     Other non-current assets.........................       70            6            76
                                                         ------         ----        ------
       Total assets...................................   $1,366         $438        $1,804
                                                         ======         ====        ======
  Liabilities of discontinued operations
     Accounts payable.................................   $  172         $ 38        $  210
     Other current liabilities........................       86           --            86
     Long-term debt...................................      374           --           374
     Other non-current liabilities....................       26            3            29
                                                         ------         ----        ------
       Total liabilities..............................   $  658         $ 41        $  699
                                                         ======         ====        ======

4. LOSS (GAIN) ON LONG-LIVED ASSETS

     Our loss (gain) on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets, goodwill and other intangible assets that are a part of our continuing operations. During each of the periods ended June 30, our loss (gain) on long-lived assets was as follows:

                                                                           SIX MONTHS
                                                         QUARTER ENDED       ENDED
                                                            JUNE 30,        JUNE 30,
                                                         --------------   ------------
                                                         2004     2003    2004    2003
                                                         -----    -----   ----    ----
                                                                 (IN MILLIONS)
Net realized gain......................................  $ (2)    $(30)   $ (3)   $(31)
Asset impairments......................................     2       --      91      --
                                                         ----     ----    ----    ----
  Loss (gain) on long-lived assets.....................  $ --     $(30)   $ 88    $(31)
                                                         ====     ====    ====    ====

     Our 2004 loss on long-lived assets occurred primarily in our Power segment, which recognized an $89 million impairment in the first quarter of 2004 related to the sale of our subsidiary, UCF, which owned a restructured power contract. Our 2003 gain on long-lived assets was primarily related to a $19 million gain recorded in the second quarter of 2003 on the sale of our Mid-Continent midstream assets in our Field Services segment, a $6 million gain on the Table Rock sulfur extraction facility in our Pipelines segment and a $5 million gain on the sale of non-full cost pool assets in our Production segment.

5. PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of the derivatives used in our price risk management activities as of June 30, 2004 and December 31, 2003. In the table, derivatives designated as hedges primarily consist of instruments used to hedge our natural gas and oil production. Derivatives from power contract restructuring activities relate to power purchase and sale agreements that arose from our activities in that business.

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                                   (IN MILLIONS)
Net assets (liabilities)
  Derivatives designated as hedges..........................   $(161)       $(124)
  Derivatives from power contract restructuring
     activities(1)..........................................      --          942
                                                               -----        -----
     Net assets (liabilities) from price risk management
       activities(2)........................................   $(161)       $ 818
                                                               =====        =====

---------------

(1) We sold our subsidiaries that own these derivative contracts in 2004. See
    Note 4 for a discussion of the net losses related to these sales.

(2) Included in non-current assets from price risk management activities, other non-current liabilities and other current assets and liabilities in our balance sheet.

6. INVENTORY

     We had $49 million and $55 million of inventory as of June 30, 2004 and December 31, 2003, of which the majority was materials and supplies.

7. DEBT, OTHER FINANCING OBLIGATIONS AND OTHER CREDIT FACILITIES

     We had the following long-term and short-term borrowings and other financing obligations:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                                   (IN MILLIONS)
Current maturities of long-term debt and other financing
  obligations...............................................   $  348       $  310
Short-term financing obligations............................        1           --
                                                               ------       ------
  Total short-term financing obligations....................   $  349       $  310
                                                               ======       ======
Long-term financing obligations.............................   $3,640       $5,011
                                                               ======       ======

  Long-Term Financing Obligations

     From January 1, 2004 through the date of this filing, we had the following changes in our long-term financing obligations:

                                                                                                  NET INCREASE/
                                                                                                    REDUCTION
COMPANY                                 TYPE                          INTEREST RATE   PRINCIPAL      IN DEBT      DUE DATE
-------                                 ----                          -------------   ---------   -------------   --------
                                                                                            (IN MILLIONS)
Issuances and other increases
  Blue Lake Gas Storage(1)              Non-recourse term loan        LIBOR + 1.2%     $   14        $   14         2006
                                                                                       ------        ------
                                 Increases through June 30, 2004...................    $   14        $   14
                                                                                       ======        ======
Repayments and other retirements
  El Paso CGP                           Note                          LIBOR + 3.5%     $  200        $  200
  El Paso CGP                           Note                              6.2%            190           190
  El Paso CGP                           Recourse note                     8.5%             45            45
  Mohawk River Funding IV(2)            Non-recourse note                7.75%             72            72
  Utility Contract Funding(2)           Non-recourse senior notes        7.944%           815           815
  Other                                 Long-term debt                  Various            25            25
                                                                                       ------        ------
                                 Decreases through June 30, 2004...................     1,347         1,347
  El Paso CGP                           Notes                            10.25%            38            38
  Other                                 Long-term debt                  Various             5             5
                                                                                       ------        ------
                                                                                       $1,390        $1,390
                                                                                       ======        ======

---------------

(1) This debt was consolidated as a result of adopting FIN No. 46 (see Note 2).

(2) This debt was eliminated when we sold our interests in Mohawk River Funding IV and UCF.

  Credit Facilities

     In November 2004, El Paso entered into a new credit agreement with a group of lenders for an aggregate of $3 billion in financings. This new credit agreement replaced El Paso's previous revolving credit facility. The new credit agreement is comprised of a $1.25 billion five-year term loan, a $1 billion three-year revolving credit facility under which El Paso and participating subsidiaries can issue letters of credit, and a $750 million five-year funded letter of credit facility. The $750 million letter of credit facility will provide the ability to issue letters of credit or borrow any unused capacity as a term loan. Upon closing of the new credit agreement, El Paso borrowed $1.25 billion under the term loan and used its $750 million letter of credit facility and approximately $0.4 billion of the $1 billion revolving credit facility to support then existing letters of credit of approximately $1.2 billion. Our subsidiaries, ANR and CIG, continue to be eligible borrowers under the new credit agreement. Additionally, our interests in ANR, CIG, WIC, and ANR Storage Company are pledged as collateral under the new credit agreement.

  Restrictive Covenants

     Our restrictive covenants are discussed in our 2003 Annual Report on Form 10-K. For an update of matters that have or could impact these covenants, including the restatements of El Paso's and our historical financial statements and associated waivers obtained, see Note 1, Liquidity Update of this Quarterly Report on Form 10-Q.

8. COMMITMENTS AND CONTINGENCIES

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

     MTBE. In compliance with the 1990 amendments to the Clean Air Act, we used the gasoline additive, methyl tertiary-butyl ether (MTBE) in some of our gasoline. We have also produced, bought, sold and distributed MTBE. A number of lawsuits have been filed throughout the U.S. regarding MTBE's potential impact on water supplies. We and our subsidiaries are currently one of several defendants in over 50 such lawsuits nationwide, which, with the exception of two lawsuits recently filed in a California state court, have been consolidated for pre-trial purposes in multi-district litigation in the U.S. District Court for the Southern District of New York. The plaintiffs generally seek remediation of their groundwater, prevention of future contamination, a variety of compensatory damages, punitive damages, attorney's fees, and court costs. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

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

     Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. El Paso and El Paso's Audit Committee have also received federal grand jury subpoenas for documents with regard to those reserve revisions. We are assisting El Paso and the Audit Committee in their efforts to cooperate with the SEC's and the U.S. Attorney's investigations of this matter.

     CFTC Investigation. In April 2004, our affiliates elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, our affiliates provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. In August 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing.

     Iraq Oil Sales. In September 2004, we received a subpoena from the grand jury of the U.S. District Court for the Southern District of New York to produce records regarding the United Nations' Oil for Food Program governing sales of Iraqi oil. The subpoena seeks various records relating to transactions in oil of Iraqi originating during the period from 1995 to 2003. In November 2004, we received an order from the SEC to provide a written statement and to produce certain documents in connection with the Oil for Food Program. We have also received an inquiry from the United States Senate's Permanent Subcommittee of Investigations related to a specific transaction in 2000.

     In September 2004, the Special Advisor to the Director of Central Intelligence issued a report on the Iraqi regime, including the Oil for Food Program. In part, the report found that the Iraqi regime earned kick backs or surcharges associated with the Oil for Food program. The report did not name U.S. companies or individuals for privacy reasons, but according to various news reports congressional sources have identified The Coastal Corporation and the former chairman and CEO of Coastal, among others, as having purchased Iraqi crude during the period when allegedly improper surcharges were assessed by Iraq.

     We are cooperating with the U.S. Attorney's and Senate Subcommittee's investigations of this matter.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of June 30, 2004, we had approximately $29 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2004, we had accrued approximately $130 million, including approximately $129 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $1 million for related environmental legal costs, which we anticipate incurring through 2027. Of the $130 million accrual, $87 million was reserved for facilities we currently operate, and $43 million was reserved for non-operating sites (facilities that are shut down or have been sold) and Superfund sites.

     Our reserve estimates range from approximately $130 million to approximately $212 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($35 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($95 million to $177 million) and if no one amount in that range is more likely than any other, the lower end of the range has been accrued. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

                                                               JUNE 30, 2004
                                                              ---------------
SITES                                                         EXPECTED   HIGH
-----                                                         --------   ----
                                                               (IN MILLIONS)
Operating...................................................    $ 87     $139
Non-operating...............................................      39       66
Superfund...................................................       4        7
                                                                ----     ----
  Total.....................................................    $130     $212
                                                                ====     ====

     Below is a reconciliation of our accrued liability from January 1, 2004 to June 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $131
Additional/adjustments for remediation activities...........     2
Payments for remediation activities.........................    (8)
Other charges, net..........................................     5
                                                              ----
Balance as of June 30, 2004.................................  $130
                                                              ====

     For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $22 million. In addition, we expect to make capital expenditures for environmental matters of approximately $29 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 27 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third-parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2004, we have estimated our share of the remediation costs at these sites to be between $4 million and $7 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.

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

  Rates and Regulatory Matters

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact, if any, this release will have on our consolidated financial statements.

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

  Guarantees

     We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2003 Annual Report on Form 10-K for a description of each type of guarantee. As of June 30, 2004, we had approximately $14 million of both financial and performance guarantees not otherwise reflected in our financial statements.

9. RETIREMENT BENEFITS

     The components of net benefit cost (income) for our pension and postretirement benefit plans for the periods ended June 30 are as follows:

                                  QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                              ------------------------------    ------------------------------
                                                  OTHER                             OTHER
                                PENSION       POSTRETIREMENT      PENSION       POSTRETIREMENT
                                BENEFITS         BENEFITS         BENEFITS         BENEFITS
                              ------------    --------------    ------------    --------------
                              2004    2003    2004     2003     2004    2003    2004     2003
                              ----    ----    -----    -----    ----    ----    -----    -----
                                                       (IN MILLIONS)
Service cost................  $--     $--      $--      $--     $--     $ 1      $--      $--
Interest cost...............    1       1        1        1       2       2        2        3
Expected return on plan
  assets....................   (1)     (1)      --       --      (2)     (3)      (1)      (1)
Settlements, curtailment,
  and special termination
  benefits..................   --      --       --       --      --      --       --       (6)
                              ---     ---      ---      ---     ---     ---      ---      ---
  Net benefit cost
     (income)...............  $--     $--      $ 1      $ 1     $--     $--      $ 1      $(4)
                              ===     ===      ===      ===     ===     ===      ===      ===

     We made $2 million and $4 million of cash contributions to our other postretirement plans during the six months ended June 30, 2004 and 2003. We expect to contribute an additional $7 million to our other postretirement plans in 2004. We do not anticipate making any other contributions to our other retirement benefit plans in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in 2004 on our projected funding.

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

10. SEGMENT INFORMATION

     During 2004, El Paso reorganized its business structure into two primary business lines, regulated and unregulated. Historically, our operating segments included Pipelines, Production, Merchant Energy and Field Services. As a result of El Paso's reorganization, we renamed our Merchant Energy segment as our Power segment. All periods presented reflect this change in segments. Our regulated business consists of our Pipelines segment, while our unregulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services.

They are managed separately as each segment requires different technology and marketing strategies. Our corporate operations include our general and administrative functions. Corporate also includes other unregulated operations, including our petroleum ship charter operations and various other contracts and assets, all of which are immaterial to our results in 2004 and do not constitute separate operating segments. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to continuing corporate operations. During the second quarter of 2004, we reclassified our Canadian and certain other international natural gas and oil production operations from our Production segment to discontinued operations in our financial statements. Our operating results for all periods presented reflect these changes.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our EBIT to our income from continuing operations for the periods ended June 30:

                                                                           SIX MONTHS
                                                           QUARTER ENDED      ENDED
                                                             JUNE 30,       JUNE 30,
                                                           -------------   -----------
                                                           2004    2003    2004   2003
                                                           -----   -----   ----   ----
                                                                  (IN MILLIONS)
Total EBIT...............................................  $179    $181    $309   $498
Interest and debt expense................................   (91)   (101)   (192)  (200)
Affiliated interest income (expense), net................     5      (7)     (9)   (14)
Distributions on preferred interests of consolidated
  subsidiaries...........................................    --      (7)     --    (14)
Income taxes.............................................   (32)    (19)    (37)   (89)
                                                           ----    ----    ----   ----
     Income from continuing operations...................  $ 61    $ 47    $ 71   $181
                                                           ====    ====    ====   ====

     The following tables reflect our segment results as of and for the periods ended June 30:

                                              REGULATED            UNREGULATED
                                              ---------   -----------------------------
                                                                                FIELD
           QUARTER ENDED JUNE 30,             PIPELINES   PRODUCTION   POWER   SERVICES   CORPORATE(1)   TOTAL
           ----------------------             ---------   ----------   -----   --------   ------------   -----
                                                                       (IN MILLIONS)
2004
Revenues from external customers............    $189         $174(2)    $45      $ 83         $ 14       $505
Intersegment revenues.......................      --            9        --         1          (10)        --
Operation and maintenance...................      54           38        22         6           --        120
Depreciation, depletion and amortization....      30           80         2         1            2        115
Loss (gain) on long-lived assets............      --           --        (1)        1           --         --

Operating income............................    $ 71         $ 59       $ 6      $ 10         $  2       $148
Earnings from unconsolidated affiliates.....      17           --         6         1           --         24
Other income, net...........................       1           --         4        --            2          7
                                                ----         ----       ---      ----         ----       ----
EBIT........................................    $ 89         $ 59       $16      $ 11         $  4       $179
                                                ====         ====       ===      ====         ====       ====

                                              REGULATED            UNREGULATED
                                              ---------   -----------------------------
                                                                                FIELD
           QUARTER ENDED JUNE 30,             PIPELINES   PRODUCTION   POWER   SERVICES   CORPORATE(1)   TOTAL
           ----------------------             ---------   ----------   -----   --------   ------------   -----
                                                                       (IN MILLIONS)
2003
Revenues from external customers............    $209         $206(2)    $71      $ 87         $ 10       $583
Intersegment revenues.......................      --           27        --        12          (18)        21(3)
Operation and maintenance...................      58           45        21         6            2        132
Depreciation, depletion and amortization....      27           87         3         2            2        121
Loss (gain) on long-lived assets............      (9)          (5)       --       (17)           1        (30)

Operating income (loss).....................    $ 89         $ 93       $31      $ 27         $(12)      $228
Earnings (losses) from unconsolidated
  affiliates................................      16           (2)       12       (81)           1        (54)
Other income, net...........................       1            2         1        --            3          7
                                                ----         ----       ---      ----         ----       ----
EBIT........................................    $106         $ 93       $44      $(54)        $ (8)      $181
                                                ====         ====       ===      ====         ====       ====

                                              REGULATED            UNREGULATED
                                              ---------   -----------------------------
                                                                                FIELD
         SIX MONTHS ENDED JUNE 30,            PIPELINES   PRODUCTION   POWER   SERVICES   CORPORATE(1)   TOTAL
         -------------------------            ---------   ----------   -----   --------   ------------   ------
                                                                        (IN MILLIONS)
2004
Revenues from external customers............    $426         $325(2)   $ 99      $162         $ 30       $1,042
Intersegment revenues.......................      --           21        --         1          (22)          --
Operation and maintenance...................     113           77        45        12           --          247
Depreciation, depletion and amortization....      60          156         6         2            4          228
Loss on long-lived assets...................      --           --        87         1           --           88

Operating income (loss).....................    $181         $104      $(74)     $ 21         $  5       $  237
Earnings (losses) from unconsolidated
  affiliates................................      39           (2)       18         4           --           59
Other income, net...........................       1           --         9        --            3           13
                                                ----         ----      ----      ----         ----       ------
EBIT........................................    $221         $102      $(47)     $ 25         $  8       $  309
                                                ====         ====      ====      ====         ====       ======
2003
Revenues from external customers............    $502         $438(2)   $130      $201         $ 18       $1,289
Intersegment revenues.......................      (1)          43        --        25          (29)          38(3)
Operation and maintenance...................     116           80        48        15            2          261
Depreciation, depletion and amortization....      55          170         7         4            6          242
Loss (gain) on long-lived assets............      (9)          (5)       --       (18)           1          (31)

Operating income (loss).....................    $242         $196      $ 43      $ 39         $(20)      $  500
Earnings (losses) from unconsolidated
  affiliates................................      39            1        27       (82)          --          (15)
Other income (expense), net.................      (2)           2         6        --            7           13
                                                ----         ----      ----      ----         ----       ------
EBIT........................................    $279         $199      $ 76      $(43)        $(13)      $  498
                                                ====         ====      ====      ====         ====       ======

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

(3) Relates to intercompany activities between our continuing operations and our discontinued operations.

     Total assets by segment are presented below:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                                   (IN MILLIONS)
Regulated
  Pipelines.................................................   $5,486      $ 5,395
Unregulated
  Production................................................    2,198        2,334
  Power.....................................................    1,009        2,121
  Field Services............................................      234          224
                                                               ------      -------
     Total segment assets...................................    8,927       10,074
Corporate...................................................      353          531
Discontinued operations.....................................      165        1,804
                                                               ------      -------
     Total consolidated assets..............................   $9,445      $12,409
                                                               ======      =======

11. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

     We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. The summarized financial information below includes our proportionate share of the operating results of our unconsolidated affiliates, including affiliates in which we hold a less than 50 percent interest as well as those in which we hold a greater than 50 percent interest.

                                         QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                      -----------------------------    ------------------------------
                                      GREAT       OTHER                GREAT       OTHER
                                      LAKES    INVESTMENTS    TOTAL    LAKES    INVESTMENTS    TOTAL
                                      -----    -----------    -----    -----    -----------    ------
                                                               (IN MILLIONS)
2004
Operating results data:
  Operating revenues................   $32        $184        $216      $68       $  318       $  386
  Operating expenses................    13         156         169       26          259          285
  Income from continuing
     operations.....................    11           5          16       24           22           46
  Net income(1).....................    11           5          16       24           22           46
2003
Operating results data:
  Operating revenues................   $30        $176        $206      $65       $  334       $  399
  Operating expenses................    14         134         148       28          253          281
  Income from continuing
     operations.....................     7          12          19       20           33           53
  Net income(1).....................     7          12          19       20           33           53

---------------

(1)Includes net income of $7 million and $2 million for the quarters ended June 30, 2004 and 2003, and $15 million and $9 million for the six months ended June 30, 2004 and 2003, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.

     Our income statement reflects our share of net earnings (losses) from unconsolidated affiliates, which includes income or losses directly attributable to the net income or loss of our equity investments as well as impairments and other adjustments. The table below reflects our earnings (losses) from unconsolidated affiliates for the periods ended June 30:

                                                         QUARTER ENDED       SIX MONTHS
                                                            JUNE 30,       ENDED JUNE 30,
                                                         --------------    --------------
                                                         2004     2003     2004     2003
                                                         -----    -----    -----    -----
                                                                  (IN MILLIONS)
Proportional share of income of investees..............   $16     $ 19      $46     $ 53
Impairment charges and gains and losses on sale of
  investments
  Dauphin Island/Mobile Bay impairment(1)..............    --      (80)      --      (80)
  Other gains, net.....................................     3        1        3        1
Other..................................................     5        6       10       11
                                                          ---     ----      ---     ----
Total earnings (losses) from unconsolidated
  affiliates...........................................   $24     $(54)     $59     $(15)
                                                          ===     ====      ===     ====

---------------

(1) This impairment resulted from the anticipated sales of these investments, which were completed in the third quarter of 2004.

     We received distributions and dividends from our investments of $23 million and $11 million for the quarters ended June 30, 2004 and 2003, and $47 million and $31 million for the six months ended June 30, 2004 and 2003. In January 2004, we also received $54 million of non-cash assets and liabilities as a liquidating distribution of our equity investment in Noric Holdings I, LLC. We did not recognize any gain or loss on this distribution.

  Related Party Transactions

     We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact of transactions with our affiliates for the periods ended June 30:

                                                           QUARTER ENDED     SIX MONTHS
                                                             JUNE 30,      ENDED JUNE 30,
                                                           -------------   ---------------
                                                           2004    2003     2004     2003
                                                           -----   -----   ------   ------
                                                                    (IN MILLIONS)
Operating revenues.......................................  $212    $338     $405     $580
Cost of sales............................................    15      29       30       69
General, administrative and other expenses...............    55      78      106      158
Other income.............................................     3       4        7        8
Reimbursement for operating expenses.....................     1      --        1       --

     We are a party to a master hedging contract with El Paso Marketing, L.P.,
(EPM), a wholly-owned subsidiary of El Paso, which was formerly known as El Paso Merchant Energy L.P. Pursuant to that agreement, we hedge a portion of our natural gas production with EPM. Realized gains and losses on these hedges are included in operating revenues.

     Affiliated Receivables and Payables. We participate in El Paso's cash management program, which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We have historically and consistently borrowed cash from El Paso under this program. As of June 30, 2004 and December 31, 2003, we had borrowed $32 million and $906 million. The interest rate as of June 30, 2004, and December 31, 2003, was 2.4% and 2.8%. In addition, we had a demand note receivable with El Paso of $326 million and $275 million at June 30, 2004 and December 31, 2003. The interest rate for this demand note receivable was approximately 2.1% at June 30, 2004 and 1.7% at December 31, 2003.

     At June 30, 2004, and December 31, 2003, we had current accounts and notes receivable from related parties of $110 million and $167 million. These balances were incurred in the normal course of our business. In addition, we had a non-current note receivable from a related party of $94 million and $127 million included in other non-current assets at June 30, 2004 and at December 31, 2003.

     At June 30, 2004, and December 31, 2003, we had other accounts payable to related parties of $88 million and $110 million. These balances were incurred in the normal course of business.

     Other. During the first quarter of 2004, Coastal Stock Company, our wholly-owned subsidiary, issued 68,000 shares of its Class A Preferred Stock to a subsidiary of El Paso for $71 million. We included the proceeds from the issuance of these shares as securities of subsidiaries in our balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on 2003 Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

     During the second quarter of 2004, we reclassified our historical Canadian and certain other international natural gas and oil production operations from our Production segment to discontinued operations in our financial statements for all periods presented. In addition, our results for the quarter and six months ended June 30, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves as further discussed in our 2003 Annual Report on Form 10-K.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     We rely on cash generated from our internal operations and loans from El Paso, our direct parent, through its cash management program as our primary sources of liquidity, as well as proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures and debt service will continue to be provided from some or all of these sources. Under El Paso's cash management program, we have historically and consistently borrowed cash. Currently, one of our subsidiaries, CIG, is not advancing funds to El Paso via the cash management program due to its anticipated cash needs. For a further discussion of our participation in El Paso's cash management program, see Item 1, Financial Statements, Note 11.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso received several waivers based on its belief that the restatements would cause a delay in filing its financial statements and would have constituted various events of default under its then existing revolving credit facility and various other financing transactions. El Paso subsequently filed its financial statements within the time frames granted by these waivers. In November 2004, El Paso entered into a new credit agreement with a group of lenders for an aggregate of $3 billion in financings to replace its previous revolving credit facility which was scheduled to mature in June 2005. Upon closing of the new credit agreement, El Paso borrowed $1.25 billion and used approximately $1.2 billion of capacity to support existing letters of credit under its previous revolving credit facility. Our subsidiaries, ANR and CIG, continue to be eligible borrowers under the new credit agreement. Additionally, our interests in ANR, CIG, WIC, and ANR Storage Company are pledged as collateral under the new credit agreement. For a further discussion of El Paso's new credit agreement and other information regarding our financing obligations, see Item 1, Financial Statements, Note 7.

     Additionally, under several of our financing arrangements, we are required to file financial statements in a timely manner. We have not yet filed our financial statements for the third quarter of 2004; however, no notice has been given as to any violations under these financing arrangements for our failure to file financial statements. We believe that we will file our financial statements prior to any notice being given or within the allowed time frames under these arrangements such that there will be no event of default. For a discussion of risks that may impact our business, see our 2003 Annual Report on Form 10-K.

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

OVERVIEW OF CASH FLOW ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     For the six months ended June 30, 2004 and 2003, our cash flows from continuing operations are summarized as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 452   $ 931
Cash flows from investing activities........................   (142)   (534)
Cash flows from financing activities........................   (374)   (346)

  Cash from Continuing Operating Activities

     Net cash generated from our continuing operating activities was $452 million during the first six months of 2004 versus $931 million during the same period in 2003. In our operating activities, we experienced a $479 million decline in 2004 in cash generated from our operations primarily as a result of sales of operating assets during both 2003 and 2004 and the effects of lower capital spending in our Production segment.

  Cash from Continuing Investing Activities

     Net cash used by our continuing investing activities was $142 million for the six months ended June 30, 2004, due to $296 million in capital expenditures partially offset by $81 million of proceeds from the sale of assets and investments and $34 million of returns of restricted cash. Our capital expenditures for the six months ended June 30, 2004 included the following (in millions):


Pipelines...................................................  $161
Production..................................................   133
Other.......................................................     2
                                                              ----
     Total..................................................  $296
                                                              ====

     From July through October 2004, we have spent approximately $259 million for our Pipelines segment and approximately $107 million for our Production segment.

  Cash from Continuing Financing Activities

     Net cash used in our continuing financing activities for the six months ended June 30, 2004 primarily consisted of payments on affiliated notes payable of $896 million and payments to retire long-term debt and other financing obligations of $460 million. Offsetting these uses of cash were the proceeds received from El Paso primarily related to the issuance of the preferred stock of Coastal Stock Company, our wholly-owned subsidiary and $907 million of cash contributed by our discontinued operations as further discussed below. We reflect the net cash generated by our discontinued operations as a cash inflow to our continuing financing activities.

  Cash from Discontinued Operations

     During the first six months of 2004, our discontinued operations contributed $0.9 billion of cash. We generated $0.1 billion in cash in these operations, received proceeds from the sales of the Eagle Point and Aruba refineries of approximately $1.2 billion and repaid long-term debt of $0.4 billion related to the Aruba refinery.

                                SEGMENT RESULTS

     Below are our results of operations (as measured by EBIT) by segment. During 2004, El Paso reorganized its business structure into two primary business lines, regulated and unregulated. Historically, our operating segments included Pipelines, Production, Merchant Energy and Field Services. As a result of El Paso's reorganization, we renamed our Merchant Energy segment as our Power segment. All periods presented reflect this change in segments. Our regulated business consists of our Pipelines segment, while our unregulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate activities include our general and administrative functions. Corporate also includes other unregulated activities, including our petroleum ship charter operations and various other contracts and assets, all of which are immaterial to our results in 2004 and do not constitute separate operating segments. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to our continuing corporate operations. During the second quarter of 2004, we reclassified our Canadian and certain other international natural gas and oil production operations from our Production segment to discontinued operations in our financial statements. Our operating results for all periods presented reflect these changes.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our consolidated EBIT to our consolidated net income (loss) for the periods ended June 30:

                                                              QUARTER ENDED      SIX MONTHS
                                                                 JUNE 30,      ENDED JUNE 30,
                                                              --------------   ---------------
                                                              2004     2003    2004     2003
                                                              -----   ------   -----   -------
                                                                       (IN MILLIONS)
Regulated Businesses
  Pipelines.................................................  $ 89    $ 106    $ 221   $   279
Unregulated Businesses
  Production................................................    59       93      102       199
  Power.....................................................    16       44      (47)       76
  Field Services............................................    11      (54)      25       (43)
                                                              ----    -----    -----   -------
    Segment EBIT............................................   175      189      301       511
Corporate...................................................     4       (8)       8       (13)
                                                              ----    -----    -----   -------
    Consolidated EBIT from continuing operations............   179      181      309       498
Interest and debt expense...................................   (91)    (101)    (192)     (200)
Affiliated interest income (expense), net...................     5       (7)      (9)      (14)
Distributions on preferred interests of consolidated
  subsidiaries..............................................    --       (7)      --       (14)
Income taxes................................................   (32)     (19)     (37)      (89)
                                                              ----    -----    -----   -------
  Income from continuing operations.........................    61       47       71       181
Discontinued operations, net of income taxes................   (11)    (931)    (139)   (1,151)
Cumulative effect of accounting changes, net of income
  taxes.....................................................    --       --       --       (12)
                                                              ----    -----    -----   -------
  Net income (loss).........................................  $ 50    $(884)   $ (68)  $  (982)
                                                              ====    =====    =====   =======

     The following is a discussion of the comparative quarterly and six month period results of each of our business segments; our corporate activities; interest and debt expense; affiliated interest income (expense); net, distributions on preferred interests of consolidated subsidiaries; income taxes; and the results of our discontinued operations.

REGULATED BUSINESSES -- PIPELINES SEGMENT

     Our Pipelines segment owns and operates our interstate natural gas transmission businesses. For a further discussion of the business activities of our Pipelines segment, see our 2003 Annual Report on Form 10-K. Below are the operating results and analysis of these results for our Pipelines segment for the periods ended June 30:

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                  ----------------    ----------------
           PIPELINES SEGMENT RESULTS               2004      2003      2004      2003
           -------------------------              ------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $  189    $  209    $  426    $  501
Operating expenses..............................    (118)     (120)     (245)     (259)
                                                  ------    ------    ------    ------
  Operating income..............................      71        89       181       242
Other income....................................      18        17        40        37
                                                  ------    ------    ------    ------
  EBIT..........................................  $   89    $  106    $  221    $  279
                                                  ======    ======    ======    ======
Throughput volumes (BBtu/d)(1)..................   7,654     7,520     8,278     8,670
                                                  ======    ======    ======    ======

---------------

(1) Throughput volumes exclude intrasegment activities.

Operating Results (EBIT)

     The following factors contributed to our overall EBIT decrease of $17 million and $58 million for the quarter and six months ended June 30, 2004 as compared to the same periods ended June 30, 2003:

                                              QUARTER ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------   ---------------------------------------
                                      REVENUE   EXPENSE   OTHER   EBIT IMPACT   REVENUE   EXPENSE   OTHER   EBIT IMPACT
                                      -------   -------   -----   -----------   -------   -------   -----   -----------
                                                                   FAVORABLE/(UNFAVORABLE)
                                                                        (IN MILLIONS)
ANR
  Dakota contract termination.......   $(12)     $ 12     $ --       $ --        $(28)     $ 27     $ --       $ (1)
  Contract
    remarketing/restructurings......     (6)       --       --         (6)        (26)       --       --        (26)
CIG
  Table Rock facility sold in
    2003............................     --        (6)      --         (6)         --        (6)      --         (6)
  Storage facility gas loss
    replacement in 2004.............     --        --       --         --          --        (6)      --         (6)
  Change to regulated depreciation
    method..........................     --        (2)      --         (2)         --        (4)      --         (4)
OTHER
  Fuel recoveries, net of gas
    used............................     (4)       --       --         (4)        (20)       --       --        (20)
  Other.............................      2        (2)       1          1          (1)        3        3          5
                                       ----      ----     ----       ----        ----      ----     ----       ----
         Total......................   $(20)     $  2     $  1       $(17)       $(75)     $ 14     $  3       $(58)
                                       ====      ====     ====       ====        ====      ====     ====       ====

     The renegotiation or restructuring of several contracts on our pipeline systems, including our contracts with We Energies, will continue to unfavorably impact our operating results and EBIT for the remainder of 2004, among other items noted below. Guardian Pipeline, which is owned in part by We Energies, is currently providing a portion of its firm transportation requirements and directly competes with ANR for a portion of the markets in Wisconsin. Additionally, ANR will continue to experience lower operating revenues and lower operating expenses for the remainder of 2004 based on the termination of the Dakota gasification facility contract on its system. However, the termination of this contract will not have a significant overall impact on operating income and EBIT. Finally, ANR has entered into an agreement with a shipper to restructure another of its transportation contracts on its Southeast Leg as well as a related gathering contract. We anticipate this restructuring will be completed in March 2005 upon which ANR will receive approximately $26 million, at which time this amount will be reflected in earnings.

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact, if any, this release will have on our consolidated financial statements.

UNREGULATED BUSINESSES -- PRODUCTION SEGMENT

     Our Production segment conducts our natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs and sell the products at attractive prices. El Paso's long-term strategy for us includes developing our production opportunities primarily in the U.S. and Brazil, while currently divesting our production properties outside of these areas. As of November 2004, we have sold all of our Canadian operations and substantially all of our operations in Indonesia. Beginning in the second quarter of 2004, these operations have been treated as discontinued operations as further discussed in
Item 1, Financial Statements, Note 3. All periods reflect this change.

  Production and Capital Expenditures

     For the six months ended June 30, 2004, our total equivalent production has declined approximately 31 Bcfe or 32 percent as compared to the same period in 2003 primarily due to normal production declines, asset sales and disappointing drilling results. Our average daily production through October 2004 has been as follows:

January-October 2004........................................   339 MMcfe/d
Month of October 2004.......................................   301 MMcfe/d

     Our year to date 2004 and October 2004 production levels were negatively impacted by hurricanes that occurred in September 2004 in the Gulf of Mexico. The hurricanes caused us to shut-in production and also caused damage to third party facilities that transport our production. We continue to experience reduced production levels in our offshore Gulf of Mexico operations as a result of the damage to third party facilities and do not expect these facilities to return to full production until mid-2005. Our future production levels are dependent upon the amount of capital allocated to us, the level of success in our drilling programs and future asset sales or acquisitions.

     Through October 31, 2004, we have spent $240 million in capital expenditures for acquisition, exploration, and development activities. Based on the results to date of our 2004 drilling program, we expect our domestic unit of production depletion rate to increase from $2.32 per Mcfe during the second quarter of 2004 to $2.48 per Mcfe for the third quarter of 2004 and to $2.68 per Mcfe for the fourth quarter of 2004.

  Production Hedging

     We primarily conduct our hedging activities with EPM, our affiliate, through natural gas and oil derivatives on our natural gas and oil production to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. Because this hedging strategy only partially reduces our exposure to downward movements in commodity prices, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period. For a further discussion of our hedging program, refer to our 2003 Annual Report on Form 10-K.

  Operating Results

     Below are the operating results and analysis of these results for each of the periods ended June 30:

                                                QUARTER ENDED        SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
         PRODUCTION SEGMENT RESULTS            2004       2003       2004       2003
         --------------------------           -------    -------    -------    -------
                                              (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Operating revenues:
  Natural gas...............................  $   148    $   196    $   273    $   399
  Oil, condensate and liquids...............       35         30         72         73
  Other.....................................       --          7          1          9
                                              -------    -------    -------    -------
          Total operating revenues..........      183        233        346        481
Transportation and net product costs........       (2)        (7)        (7)       (20)
                                              -------    -------    -------    -------
          Total operating margin............      181        226        339        461
Operating expenses:
  Depreciation, depletion and
     amortization...........................      (80)       (87)      (156)      (170)
  Production costs(1).......................      (22)       (30)       (43)       (57)
  Gain on long-lived assets.................       --          5         --          5
  General and administrative expenses.......      (20)       (21)       (36)       (42)
  Taxes, other than production and income
     taxes..................................       --         --         --         (1)
                                              -------    -------    -------    -------
          Total operating expenses(2).......     (122)      (133)      (235)      (265)
                                              -------    -------    -------    -------
  Operating income..........................       59         93        104        196
Other income (expense)......................       --         --         (2)         3
                                              -------    -------    -------    -------
  EBIT......................................  $    59    $    93    $   102    $   199
                                              =======    =======    =======    =======
Volumes, prices and costs per unit:
  Natural gas
     Volumes (MMcf).........................   26,099     40,131     50,874     78,575
                                              =======    =======    =======    =======
     Average realized prices including
       hedges ($/Mcf)(3)....................  $  5.65    $  4.91    $  5.37    $  5.08
                                              =======    =======    =======    =======
     Average realized prices excluding
       hedges ($/Mcf)(3)....................  $  5.99    $  5.25    $  5.83    $  5.97
                                              =======    =======    =======    =======
     Average transportation costs ($/Mcf)...  $  0.05    $  0.14    $  0.09    $  0.18
                                              =======    =======    =======    =======
  Oil, condensate and liquids
     Volumes (MBbls)........................    1,062      1,188      2,260      2,779
                                              =======    =======    =======    =======
     Average realized prices including
       hedges ($/Bbl)(3)....................  $ 33.17    $ 25.16    $ 31.81    $ 26.20
                                              =======    =======    =======    =======
     Average realized prices excluding
       hedges ($/Bbl)(3)....................  $ 33.17    $ 25.16    $ 31.81    $ 26.20
                                              =======    =======    =======    =======
     Average transportation costs ($/Bbl)...  $  1.26    $  0.72    $  1.18    $  0.84
                                              =======    =======    =======    =======

                                                QUARTER ENDED        SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
         PRODUCTION SEGMENT RESULTS            2004       2003       2004       2003
         --------------------------           -------    -------    -------    -------
                                              (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Production cost ($/Mcfe)
     Average lease operating costs..........  $  0.59    $  0.50    $  0.63    $  0.40
     Average production taxes...............     0.10       0.13       0.03       0.19
                                              -------    -------    -------    -------
          Total production cost.............  $  0.69    $  0.63    $  0.66    $  0.59
                                              =======    =======    =======    =======
Average general and administrative expenses
  ($/Mcfe)..................................  $  0.60    $  0.44    $  0.56    $  0.44
                                              =======    =======    =======    =======
Unit of production depletion cost
  ($/Mcfe)..................................  $  2.32    $  1.74    $  2.29    $  1.70
                                              =======    =======    =======    =======

---------------
(1) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2) Transportation costs are included in operating expenses on our consolidated statements of income.

(3) Prices are stated before transportation costs.

  Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

     EBIT. For the quarter ended June 30, 2004, EBIT was $34 million lower than the same period in 2003. The decrease in EBIT was primarily due to lower production volumes due to normal production declines and disappointing drilling results. Partially offsetting these decreases were higher natural gas and oil prices and lower operating expenses.

     Operating Revenues. The following table describes the variance in revenue between the quarters ended June 30, 2004 and 2003 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and
(iii) the effects of hedges.

                                                                          VARIANCE
                                                              ---------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                          PRICES   VOLUMES   HEDGES   TOTAL
------------------------------------                          ------   -------   ------   -----
                                                                        (IN MILLIONS)
Natural gas.................................................   $ 20     $(73)     $ 5     $(48)
Oil, condensate and liquids.................................      8       (3)      --        5
                                                               ----     ----      ---     ----
                                                               $ 28     $(76)     $ 5     $(43)
                                                               ====     ====      ===
Other.......................................................                                (7)
                                                                                          ----
  Total operating revenue variance..........................                              $(50)
                                                                                          ====

     For the quarter ended June 30, 2004, operating revenues were $50 million lower than the same period in 2003 primarily due to lower production volumes, partially offset by higher natural gas and oil prices. The decline in production volumes was primarily due to normal production declines, particularly in our Texas Gulf Coast region, and disappointing drilling results.

     Average realized natural gas prices for the second quarter of 2004, excluding hedges, were $0.74 per Mcf higher than the same period in 2003, an increase of 14 percent. In addition, our natural gas hedging losses decreased from $14 million in 2003 to $9 million in 2004. We expect to continue to incur hedging losses in 2004.

     Operating Expenses. Total operating expenses were $11 million lower for the second quarter of 2004 as compared to the same period in 2003 primarily due to lower depreciation, depletion, and amortization expense and lower production costs, partially offset by a $5 million gain on the sale of non-full cost pool assets in 2003.

     Total depreciation, depletion, and amortization expense decreased by $7 million in the second quarter of 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to the production declines discussed above reduced our depreciation, depletion, and amortization expense by $26 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $19 million.

     Production costs decreased by $8 million in the second quarter of 2004 as compared to the same period in 2003 due to a decrease in lease operating costs and production taxes as a result of the lower production volumes in 2004 compared to 2003. On a per Mcfe basis, production taxes decreased $0.03 in 2004. However, our total production costs per Mcfe increased $0.06 as lease operating expenses increased $0.09 per Mcfe due to the lower production volumes discussed above.

     General and administrative expenses decreased $1 million in the second quarter of 2004 as compared to the same period in 2003. While total general and administrative costs remained relatively unchanged from period to period, the cost per unit increased $0.16 per Mcfe due to lower production volumes. For the remainder of 2004, we will have higher allocated expenses.

  Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     EBIT. For the six months ended June 30, 2004, EBIT was $97 million lower than the same period in 2003. The decrease in EBIT was primarily due to lower production volumes due to normal production declines, asset sales and disappointing drilling results. Partially offsetting these decreases were lower operating expenses and decreased losses in 2004 from our hedging program.

     Operating Revenues. The following table describes the variance in revenue between the six months ended June 30, 2004 and 2003 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges.

                                                                          VARIANCE
                                                              ---------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                          PRICES   VOLUMES   HEDGES   TOTAL
------------------------------------                          ------   -------   ------   -----
                                                                        (IN MILLIONS)
Natural gas.................................................   $ (7)    $(165)    $46     $(126)
Oil, condensate and liquids.................................     13       (14)     --        (1)
                                                               ----     -----     ---     -----
                                                               $  6     $(179)    $46     $(127)
                                                               ====     =====     ===
Other.......................................................                                 (8)
                                                                                          -----
  Total operating revenue variance..........................                              $(135)
                                                                                          =====

     For the six months ended June 30, 2004, operating revenues were $135 million lower than the same period in 2003 primarily due to lower production volumes and lower natural gas prices, partially offset by a decrease in our hedging losses. The decline in production volumes was primarily due to normal production declines, particularly in our Texas Gulf Coast region, the sale of properties in New Mexico as well as disappointing drilling results.

     Average realized natural gas prices for 2004, excluding hedges, were $0.14 per Mcf lower than the same period in 2003, a decrease of two percent. However, more than offsetting the decrease in revenues due to lower natural gas prices were $24 million of hedging losses in 2004 compared to $70 million in 2003 relating to our natural gas hedge positions. We expect to continue to incur hedging losses in 2004.

     Operating Expenses. Total operating expenses were $30 million lower in 2004 as compared to the same period in 2003 primarily due to lower depreciation, depletion, and amortization expense, lower production costs and lower general and administrative expenses, partially offset by a $5 million gain on the sale of non-full cost pool assets in 2003.

     Total depreciation, depletion, and amortization expense decreased by $14 million in 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to asset sales and other production declines discussed above reduced our depreciation, depletion, and amortization expenses by $52 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $38 million.

     Production costs decreased by $14 million in 2004 as compared to the same period in 2003 primarily due to a decrease in production taxes resulting from high cost gas well tax credits in 2004 and due to lower production volumes in 2004 compared to 2003. On a per Mcfe basis, production taxes decreased $0.16 in 2004.

However, our total production costs per Mcfe increased $0.07 as lease operating expenses increased $0.23 per Mcfe due to the lower production volumes discussed above.

     General and administrative expenses decreased by $6 million in 2004 as compared to the same period in 2003. The decrease was primarily due to lower allocated expenses. However, our costs per unit increased $0.12 per Mcfe due to the lower production volumes. For the remainder of 2004, we will have higher allocated expenses.

UNREGULATED BUSINESSES -- POWER SEGMENT

     Our Power segment includes the ownership and operation of domestic and international power generation facilities as well as the management of restructured power contracts. Below are the operating results and an analysis of these results for our Power segment for the periods ended June 30:

                                                         QUARTER ENDED      SIX MONTHS
                                                            JUNE 30,      ENDED JUNE 30,
                                                         --------------   --------------
POWER SEGMENT RESULTS                                     2004    2003     2004    2003
---------------------                                    ------   -----   ------   -----
                                                                  (IN MILLIONS)
Gross margin(1)........................................  $  31    $ 56    $  66    $100
Operating expenses.....................................    (25)    (25)    (140)    (57)
                                                         -----    ----    -----    ----
  Operating income (loss)..............................      6      31      (74)     43
Other income...........................................     10      13       27      33
                                                         -----    ----    -----    ----
  EBIT.................................................  $  16    $ 44    $ (47)   $ 76
                                                         =====    ====    =====    ====

---------------

(1) Gross margin consists of revenues from our power plants and the initial net gains and losses incurred in connection with the restructuring of power contracts, as well as the subsequent revenues, cost of electricity purchases and changes in fair value of those contracts. The cost of fuel used in the power generation process is included in operating expenses.

  Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

     For the quarter ended June 30, 2004, our EBIT was $28 million lower than the same period in 2003. The decrease was primarily due to a $16 million decrease in equity earnings from our investment in Midland Cogeneration Venture due to higher natural gas costs to run the power plant. Also contributing to the decrease in EBIT was a 2003 reduction of $8 million of estimated costs associated with our power contract restructuring activities and an $8 million gain in 2003 on the termination of a steam contract at our Fulton power plant. We had previously recorded a liability related to our obligations under this steam contract. Partially offsetting these decreases were higher equity earnings of $6 million from two of our Asian equity investments in 2004 compared to the same period in 2003 and a $3 million gain on the sale of our equity investment in the Bastrop power facility in 2004.

  Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     For the six months ended June 30, 2004, our EBIT was $123 million lower than the same period in 2003. The decrease was primarily due to the sale of Utility Contract Funding and its restructured power contract and related debt, which resulted in an $89 million impairment loss in 2004 included in operating expenses. Also contributing to the decrease in EBIT was a $22 million decrease in equity earnings from our investment in Midland Cogeneration Venture, an $8 million gain in 2003 on the termination of a steam contract at our Fulton power plant, and an $8 million reduction of estimated power contract restructuring costs in 2003. Partially offsetting these decreases were higher equity earnings of $8 million from two of our Asian equity investments and a $3 million gain on the sale of Bastrop in 2004.

     We currently anticipate selling a number of our domestic and international power assets. As these sales occur or as agreements are negotiated, we may incur future losses if the sales proceeds are less than the carrying value of the assets, and these losses may be significant.

UNREGULATED BUSINESSES -- FIELD SERVICES SEGMENT

     Our Field Services segment conducts our midstream activities, which include gathering and processing of natural gas. Our assets principally consist of our processing plants in south Louisiana. Below are the operating results and analysis of these results for our Field Services segment for the periods ended June 30:

                                                        QUARTER ENDED        SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
FIELD SERVICES SEGMENT RESULTS                         2004       2003       2004        2003
------------------------------                       --------   --------   ---------   ---------
                                                      (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Processing and gathering gross margins(1)..........   $   19     $   19      $   39      $   43
Operating expenses.................................       (9)         8         (18)         (4)
                                                      ------     ------      ------      ------
  Operating income.................................       10         27          21          39
Other income (expense).............................        1        (81)          4         (82)
                                                      ------     ------      ------      ------
  EBIT.............................................   $   11     $  (54)     $   25      $  (43)
                                                      ======     ======      ======      ======
Volumes and Prices:
  Processing
     Volumes (BBtu/d)..............................    1,641      1,748       1,664       1,726
                                                      ======     ======      ======      ======
     Prices ($/MMBtu)..............................   $ 0.12     $ 0.12      $ 0.12      $ 0.12
                                                      ======     ======      ======      ======
  Gathering
     Volumes (BBtu/d)..............................       20        125          20         163
                                                      ======     ======      ======      ======
     Prices ($/MMBtu)..............................   $ 0.10     $ 0.06      $ 0.07      $ 0.16
                                                      ======     ======      ======      ======

---------------

(1) Gross margins consist of operating revenues less cost of products sold. We believe this measurement is more meaningful for understanding and analyzing our operating results because commodity costs play such a significant role in the determination of profit from our midstream activities.

     For the quarter and six months ended June 30, 2004, our EBIT was $65 million and $68 million higher than the same periods in 2003. Below is a summary of significant factors affecting EBIT.

                                          QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------   ------------------------------------
                                   GROSS    OPERATING   OTHER     EBIT    GROSS    OPERATING   OTHER     EBIT
                                   MARGIN    EXPENSE    INCOME   IMPACT   MARGIN    EXPENSE    INCOME   IMPACT
                                   ------   ---------   ------   ------   ------   ---------   ------   ------
                                                             FAVORABLE (UNFAVORABLE)
                                                                  (IN MILLIONS)
ASSET SALES
  Impact of reduced operations...   $(1)      $  2       $ --     $  1     $ (9)     $  6       $ --     $ (3)
  Gain on Mid-Continent midstream
     assets in 2003..............    --        (19)        --      (19)      --       (19)        --      (19)
  Impairments(1).................    --         --         80       80       --        --         80       80
HIGHER NGL PRICES
  Processing.....................     1         --         --        1        3        --         --        3
  Javelina equity investment.....    --         --          4        4       --        --          8        8
OTHER............................    --         --         (2)      (2)       2        (1)        (2)      (1)
                                    ---       ----       ----     ----     ----      ----       ----     ----
                                    $--       $(17)      $ 82     $ 65     $ (4)     $(14)      $ 86     $ 68
                                    ===       ====       ====     ====     ====      ====       ====     ====

---------------

(1) Our equity investments in Dauphin Island and Mobile Bay were impaired in 2003 based on anticipated losses on the sales of these investments, which were completed in the third quarter of 2004.

CORPORATE, NET

     Our corporate operations include our general and administrative functions. Corporate also includes other unregulated activities, including our petroleum ship charter operations and various other contracts and assets, all of which are immaterial to our results in 2004 and do not constitute separate operating segments. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to our continuing corporate operations. Our operating results for all periods reflect this change. Below are the operating results and analysis of these results for our corporate operations for the periods ended June 30:

     CORPORATE RESULTS

                                                        QUARTER ENDED      SIX MONTHS
                                                          JUNE 30,       ENDED JUNE 30,
                                                        -------------    ---------------
                                                        2004    2003     2004      2003
                                                        ----    -----    -----    ------
                                                                 (IN MILLIONS)
Gross margin..........................................  $  4    $ (6)     $ 9      $(11)
Operating expenses....................................    (2)     (6)      (4)       (9)
                                                        ----    ----      ---      ----
  Operating income (loss).............................     2     (12)       5       (20)
Other income..........................................     2       4        3         7
                                                        ----    ----      ---      ----
  EBIT................................................  $  4    $ (8)     $ 8      $(13)
                                                        ====    ====      ===      ====

  Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

     For the quarter ended June 30, 2004, our EBIT increased by $12 million as compared to the same period in 2003 primarily due to $9 million of losses in 2003 on a gas supply contract with EPM, our affiliate, that was terminated in 2003.

  Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     For the six months ended June 30, 2004, our EBIT increased by $21 million as compared to the same period in 2003 primarily due to $13 million of losses in 2003 on a gas supply contract with EPM, our affiliate, that was terminated in 2003. Also contributing to the increase was a $7 million increase in EBIT earned on our petroleum ship charters during 2004 that resulted from increased demand for those charter services.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and six months ended June 30, 2004, was $10 million and $8 million lower than the same periods in 2003. Below is an analysis of our interest expense for the periods ended June 30:

                                                        QUARTER ENDED      SIX MONTHS
                                                          JUNE 30,       ENDED JUNE 30,
                                                        -------------    ---------------
                                                        2004    2003     2004      2003
                                                        ----    -----    -----    ------
                                                                 (IN MILLIONS)
Long-term debt, including current maturities..........  $ 93    $102     $196      $201
Other interest........................................    --       1        1         4
Capitalized interest..................................    (2)     (2)      (5)       (5)
                                                        ----    ----     ----      ----
       Total interest and debt expense................  $ 91    $101     $192      $200
                                                        ====    ====     ====      ====

  Quarter and Six Months Ended June 30, 2004 Compared to Quarter and Six Months Ended June 30, 2003

     Interest expense on long term debt decreased primarily due to retirements of debt during 2003 and 2004. Partially offsetting this decrease was the reclassification of our Coastal Finance I mandatorily redeemable preferred securities to long-term debt as a result of the adoption of SFAS No. 150 in 2003. Based on this reclassification, we began recording the preferred returns on these securities as interest expense rather than as distributions on preferred interests. Other interest decreased due to the retirements of other financing obligations.

AFFILIATED INTEREST INCOME (EXPENSE), NET

     Affiliated interest income (expense), net for the quarter ended June 30, 2004 was $12 million lower than the same period in 2003. The decrease was primarily due to lower average advances payable to El Paso under our cash management program in 2004, partially offset by higher average short-term interest rates. The average advances balance for the second quarter decreased from a net liability of $2.3 billion in 2003 to a net asset of $0.1 billion in 2004. The decrease in advances includes a $1.5 billion contribution from El Paso. However, the average short-term interest rate for the second quarter increased from 1.3% in 2003 to 2.3% in 2004.

     Affiliated interest expense, net for the six months ended June 30, 2004 was $5 million lower than the same period in 2003. The decrease was primarily due to lower average advances payable to El Paso under our cash management program in 2004, partially offset by higher average short-term interest rates. The average advances payable balance for the six months decreased from $2.1 billion in 2003 to $0.5 billion in 2004. The decrease in advances includes a $1.5 billion contribution from El Paso. However, the average short-term interest rate for the six months increase from 1.4% in 2003 to 2.5% in 2004.

DISTRIBUTIONS ON PREFERRED INTERESTS OF CONSOLIDATED SUBSIDIARIES

     Distributions on preferred interests of consolidated subsidiaries for the quarter and six months ended June 30, 2004, were $7 million and $14 million lower than the same periods in 2003 primarily due to the reclassification of our Coastal Finance I mandatorily redeemable preferred securities to long-term financing obligations as a result of the adoption of SFAS No. 150 in 2003. Based on this reclassification, we began recording the preferred returns on these securities as interest expense rather than as distributions on preferred interests. Also contributing to the decrease was the redemption of the preferred stock of Coastal Securities Company Limited.

INCOME TAXES

     Income taxes included in our income from continuing operations and our effective tax rates for the periods ended June 30 were as follows:

                                                                               SIX MONTHS
                                                             QUARTER ENDED        ENDED
                                                               JUNE 30,         JUNE 30,
                                                            ---------------   -------------
                                                             2004     2003    2004    2003
                                                            ------   ------   -----   -----
                                                            (IN MILLIONS, EXCEPT FOR RATES)
Income taxes..............................................   $ 32     $19     $ 37     $89
Effective tax rate........................................     34%     29%      34%     33%

     Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to:

     -  state income taxes, net of federal income tax benefit;

     -  foreign income taxed at different rates.

DISCONTINUED OPERATIONS

     The loss from our discontinued operations for the second quarter of 2004 was $11 million compared to a loss of $931 million for the same period of 2003. The 2004 loss primarily relates to operating losses and general and administrative expenses in our remaining petroleum markets operations during the second quarter of 2004. The loss in 2003 was primarily due to impairments at our Aruba refining facility that was approved for sale by El Paso's Board of Directors during the second quarter of 2003.

     For the six months ended June 30, 2004, the loss from our discontinued operations was $139 million compared to a loss of $1,151 million during the same period in 2003. In 2004, $69 million of losses from discontinued operations related to our Canadian and certain other international production operations, primarily from losses on asset sales and impairments, and $70 million was from our petroleum markets activities, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs. The losses in 2003 related to impairment charges on our Aruba and Eagle Point refineries and on chemical assets, all as a result of the decision by El Paso's Board of Directors to exit and sell these businesses.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

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

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2003 Annual Report on Form 10-K, except as discussed below:

INTEREST RATE RISK

     During 2004, we sold our remaining third party long-term power purchase and our power supply derivative contracts held by Utility Contract Funding and Mohawk River Funding IV, which eliminated our exposure to interest rate risk related to these contracts. Our remaining exposure to interest rate risk relates to our long-term financing obligations.

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance.

     In September 2004, we completed an investigation surrounding matters that gave rise to a restatement of our historical financial statements for the period from 1999 to 2002 and the first nine months of 2003. This investigation identified a number of internal control weaknesses which we reported as material control weaknesses in our 2003 Annual Report on Form 10-K.

     The following are the internal control deficiencies related to the restatement of our historical financial statements, and those identified as a result of our SOX implementation which we have previously disclosed:

     - A weak control environment surrounding the booking of our proved natural gas and oil reserves in the Production segment;

     - Inadequate controls over access to our proved natural gas and oil reserve system;

     - Inadequate documentation of policies and procedures related to booking proved natural gas and oil reserves;

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

     - Lack of segregation of duties related to manual journal entry preparation and procurement activities (e.g., our financial accounting system was not designed to prevent the same person from posting an entry that prepared the entry and a buyer of goods could also receive for the goods); and

     - Untimely preparation and review of volume and account reconciliations.

     We have communicated to El Paso's Audit Committee and to our external auditors the deficiencies identified to date in our internal controls over financial reporting as well as the remediation efforts that we have underway. We are committed to effectively remediate known deficiencies as expeditiously as possible and continue our extensive efforts to comply with Section 404 of SOX by December 31, 2005. Consequently, we have made the following changes to our internal controls during 2004:

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

     - Formalized our account reconciliation policy and completed all material account reconciliations; and

     - Developed and implemented formal training to educate company personnel on management's responsibilities mandated by SOX Section 404, the components of the internal control framework on which we rely and the relationship to our company values including accountability, stewardship, integrity and excellence.

     We are in the process of implementing the following changes to our internal controls, which we expect to have implemented by December 31, 2004:

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

     We did not make any changes to our internal controls over financial reporting during the six months ended June 30, 2004, that have had a material adverse affect or are reasonably likely to have a material adverse affect on our internal controls over financial reporting.

     We also reviewed our overall disclosure controls and procedures for the quarter ended June 30, 2004. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As a result of the internal control deficiencies described above, we concluded that our disclosure controls and procedures were not effective at June 30, 2004. However, we expanded our procedures to include additional analysis and other post-closing procedures to ensure that the disclosure controls and procedures over the preparation of these financial statements were effective.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Note 8, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 12, 2004.

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

                                           EL PASO CORPORATION

Date: December 3, 2004                             /s/ D. DWIGHT SCOTT
                                            ------------------------------------
                                                      D. Dwight Scott
                                                 Executive Vice President,
                                                Chief Financial Officer, and
                                                          Director
                                               (Principal Financial Officer)

Date: December 3, 2004                            /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

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