Form 10-Q
period 2004-09-30
EL PASO CGP CO
filed 2004-12-21
CIK 21267

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common stock, par value $3 per share. Shares outstanding on December 21, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EL PASO CGP COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   25
          Cautionary Statement Regarding Forward-Looking Statements...   39
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   40
Item 4.   Controls and Procedures.....................................   41

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   42
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   42
Item 3.   Defaults Upon Senior Securities.............................   42
Item 4.   Submission of Matters to a Vote of Security Holders.........   42
Item 5.   Other Information...........................................   42
Item 6.   Exhibits....................................................   42
          Signatures..................................................   44

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              EL PASO CGP COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                           -----------------   -------------------
                                                                     2003                  2003
                                                           2004   (RESTATED)    2004    (RESTATED)
                                                           ----   ----------   ------   ----------
Operating revenues.......................................  $518     $ 496      $1,560    $ 1,823
                                                           ----     -----      ------    -------
Operating expenses
  Cost of products and services..........................   141        99         353        408
  Operation and maintenance..............................   147       137         394        398
  Depreciation, depletion and amortization...............   116       121         344        363
  Loss (gain) on long-lived assets.......................     6         6          94        (25)
  Ceiling test charges...................................    --        39          --         39
  Taxes, other than income taxes.........................    17        15          47         61
                                                           ----     -----      ------    -------
                                                            427       417       1,232      1,244
                                                           ----     -----      ------    -------
Operating income.........................................    91        79         328        579
Earnings (losses) from unconsolidated affiliates.........    22         8          81         (7)
Other income, net........................................    16        12          29         25
Interest and debt expense................................   (75)     (104)       (267)      (304)
Affiliated interest income (expense), net................     5       (11)         (4)       (25)
Distributions on preferred interests of consolidated
  subsidiaries...........................................    --        (1)         --        (15)
                                                           ----     -----      ------    -------
Income (loss) before income taxes........................    59       (17)        167        253
Income taxes.............................................    21       (17)         58         72
                                                           ----     -----      ------    -------
Income from continuing operations........................    38        --         109        181
Discontinued operations, net of income taxes.............   (12)      (69)       (151)    (1,220)
Cumulative effect of accounting changes, net of income
  taxes..................................................    --        --          --        (12)
                                                           ----     -----      ------    -------
Net income (loss)........................................  $ 26     $ (69)     $  (42)   $(1,051)
                                                           ====     =====      ======    =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
ASSETS
Current assets
  Cash and cash equivalents.................................     $   174        $   150
  Accounts and notes receivable
     Customers, net of allowance of $31 in 2004 and $37 in
      2003..................................................         220            291
     Affiliates.............................................         413            442
     Other..................................................         115             86
  Inventory.................................................          55             55
  Assets held for sale and from discontinued operations.....         114          1,406
  Other.....................................................         105            220
                                                                 -------        -------
          Total current assets..............................       1,196          2,650
                                                                 -------        -------
Property, plant and equipment, at cost
  Pipelines.................................................       6,908          6,478
  Natural gas and oil properties, at full cost..............       7,130          7,230
  Power facilities..........................................         373            372
  Gathering and processing systems..........................         146            151
  Other.....................................................          97            119
                                                                 -------        -------
                                                                  14,654         14,350
  Less accumulated depreciation, depletion and
     amortization...........................................       7,969          8,003
                                                                 -------        -------
          Total property, plant and equipment, net..........       6,685          6,347
                                                                 -------        -------
Other assets
  Investments in unconsolidated affiliates..................       1,186          1,312
  Assets from price risk management activities..............          --            845
  Goodwill and other intangible assets, net.................         422            415
  Assets of discontinued operations.........................          --            405
  Other.....................................................         243            435
                                                                 -------        -------
                                                                   1,851          3,412
                                                                 -------        -------
          Total assets......................................     $ 9,732        $12,409
                                                                 =======        =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $  199         $   196
     Affiliates.............................................         91             110
     Other..................................................        209             201
  Short-term financing obligations, including current
     maturities.............................................        348             310
  Notes payable to affiliates...............................        126             906
  Liabilities related to discontinued operations............         14             696
  Other.....................................................        467             363
                                                                 ------         -------
          Total current liabilities.........................      1,454           2,782
                                                                 ------         -------
Long-term financing obligations.............................      3,636           5,011
                                                                 ------         -------
Other
  Deferred income taxes.....................................        807             732
  Other.....................................................        404             432
                                                                 ------         -------
                                                                  1,211           1,164
                                                                 ------         -------
Commitments and contingencies
Securities of subsidiaries..................................        155             107
                                                                 ------         -------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................         --              --
  Additional paid-in capital................................      3,136           3,136
  Retained earnings.........................................        182             224
  Accumulated other comprehensive loss......................        (42)            (15)
                                                                 ------         -------
          Total stockholder's equity........................      3,276           3,345
                                                                 ------         -------
          Total liabilities and stockholder's equity........     $9,732         $12,409
                                                                 ======         =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                            2003
                                                               2004     (RESTATED)(1)
                                                              -------   -------------
Cash flows from operating activities
  Net loss..................................................  $   (42)     $(1,051)
    Less loss from discontinued operations, net of income
      taxes.................................................     (151)      (1,220)
                                                              -------      -------
  Net income before discontinued operations.................      109          169
  Adjustments to reconcile net income to net cash from
    operating activities
    Depreciation, depletion and amortization................      344          363
    Loss (gain) on long-lived assets........................       94          (25)
    Ceiling test charges....................................       --           39
    Earnings from unconsolidated affiliates, adjusted for
      cash distributions....................................       (6)          65
    Deferred income taxes...................................       45           33
    Cumulative effect of accounting changes.................       --           12
    Other non-cash items....................................       15            5
    Asset and liability changes.............................      109          476
                                                              -------      -------
    Cash provided by continuing operations..................      710        1,137
    Cash provided by discontinued operations................      188           31
                                                              -------      -------
         Net cash provided by operating activities..........      898        1,168
                                                              -------      -------
Cash flows from investing activities
  Additions to property, plant and equipment................     (562)        (761)
  Purchases of interests in equity investments..............      (12)          (4)
  Net proceeds from the sale of assets and investments......       96          351
  Net change in restricted cash.............................       33          (33)
  Net change in notes receivable from unconsolidated
    affiliates..............................................      (48)        (167)
  Other.....................................................       35           21
                                                              -------      -------
    Cash used in continuing operations......................     (458)        (593)
    Cash provided by discontinued operations................    1,141          298
                                                              -------      -------
         Net cash provided by (used in) investing
           activities.......................................      683         (295)
                                                              -------      -------
Cash flows from financing activities
  Payments to retire long-term debt and other financing
    obligations.............................................     (465)        (627)
  Net change in affiliated advances payable.................     (801)        (285)
  Proceeds from issuance of securities of subsidiaries......       75           --
  Dividends paid............................................       --         (181)
  Net proceeds from the issuance of long-term debt and other
    financing obligations...................................       --          288
  Contributions from discontinued operations................      964          329
  Other.....................................................       (1)           6
                                                              -------      -------
    Cash used in continuing operations......................     (228)        (470)
    Cash used in discontinued operations....................   (1,329)        (329)
                                                              -------      -------
         Net cash used in financing activities..............   (1,557)        (799)
                                                              -------      -------
Change in cash and cash equivalents.........................       24           74
Cash and cash equivalents
  Beginning of period.......................................      150          128
                                                              -------      -------
  End of period.............................................  $   174      $   202
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

                              EL PASO CGP COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                            -----------------   -----------------
                                                                      2003                2003
                                                            2004   (RESTATED)   2004   (RESTATED)
                                                            ----   ----------   ----   ----------
Net income (loss).........................................  $ 26      $(69)     $(42)   $(1,051)
                                                            ----      ----      ----    -------
Foreign currency translation adjustments..................    (1)       --        (2)        90
Unrealized net gains (losses) from cash flow hedging
  activity
  Unrealized mark-to-market losses arising during period
     (net of income taxes of $8 and $23 in 2004 and $11
     and $29 in 2003).....................................   (12)       19       (38)       (53)
  Reclassification adjustments for changes in initial
     value to the settlement date (net of income taxes of
     $2 and $8 in 2004 and $8 and $38 in 2003)............     4        15        13         69
                                                            ----      ----      ----    -------
       Other comprehensive income (loss)..................    (9)       34       (27)       106
                                                            ----      ----      ----    -------
Comprehensive income (loss)...............................  $ 17      $(35)     $(69)   $  (945)
                                                            ====      ====      ====    =======

                            See accompanying notes.

                              EL PASO CGP COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND LIQUIDITY UPDATE

  Basis of Presentation

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2004, and for the quarters and nine months ended September 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. Our results for all periods presented have been reclassified to reflect our Canadian and certain other international natural gas and oil production operations as discontinued operations. Also, our results for the quarter and nine months ended September 30, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves as further discussed in our 2003 Annual Report on Form 10-K. Finally, the prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

  Liquidity Update

     We rely on cash generated from our internal operations and loans from El Paso Corporation (El Paso), our direct parent, through its cash management program as our primary sources of liquidity, as well as proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures and debt service will continue to be provided from some or all of these sources. Under El Paso's cash management program, we have historically and consistently borrowed cash. From August 2004 until November 2004, one of our subsidiaries, Colorado Interstate Gas Company (CIG), did not advance funds to El Paso via the cash management program due to its anticipated cash needs. With the completion of El Paso's new credit agreement as further discussed below, CIG began participating in the program once again. For a further discussion of our participation in El Paso's cash management program, see Note 11.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. Based on its belief that the restatements would cause a delay in filing its financial statements and that the representations and warranties related to its historical financial statements and its debt to total capitalization ratio would not be accurate, El Paso obtained waivers and amended its previous revolving credit facility (under which some of our subsidiaries were eligible borrowers and also served as collateral for the facility) and various other financing arrangements. El Paso has filed its financial statements within the time frames provided by these waivers.

     In November 2004, El Paso replaced its previous revolving credit facility with a new credit agreement with a group of lenders for an aggregate of $3 billion in financings. The new credit agreement consists of a $1.25 billion term loan, a $750 million funded letter of credit facility, and a $1 billion revolving credit facility. Upon closing of the new credit agreement, El Paso borrowed $1.25 billion under the term loan and utilized the $750 million letter of credit facility and approximately $0.4 billion of the $1 billion revolving credit facility to replace approximately $1.2 billion of letters of credit issued under its previous revolving credit facility. Our subsidiaries, ANR Pipeline Company (ANR) and CIG, continue to be eligible borrowers under the new credit agreement. Additionally, our interests in ANR, CIG, Wyoming Interstate Company Ltd. (WIC), and ANR Storage Company continue to be pledged as collateral under the new credit agreement. For a further discussion of El Paso's new credit agreement and other information regarding our financing obligations, see Note 7.

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

     Blue Lake Gas Storage Company owns and operates a 47 Bcf gas storage facility in Michigan. One of our subsidiaries operates the natural gas storage facility and we inject and withdraw all natural gas stored in the facility. We own a 75 percent equity interest in Blue Lake. As of September 30, 2004, Blue Lake has $9 million of third party debt that is non-recourse to us. We consolidated Blue Lake because we are allocated a majority of its losses and returns through our equity interest.

     We have significant interests in a number of other variable interest entities. We were not required to consolidate these entities under FIN No. 46 and, as a result, our method for accounting for these entities did not change. As of September 30, 2004, these entities consisted primarily of 10 equity investments held in our Power segment that had interests in power generation and transmission facilities with a total generating capacity of approximately 3,000 gross MW. We operate many of these facilities but do not supply a significant portion of the fuel consumed or purchase a significant portion of the power generated by these facilities. The long-term debt issued by these entities is recourse only to the power project. As a result, our exposure to these entities is limited to our equity investments in and advances to the entities (approximately $818 million as of September 30, 2004) and our guarantees and other agreements associated with these entities (a maximum of $42 million as of September 30, 2004).

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

     Accounting for Inventory Costs. In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs we incur after January 1, 2006. We are currently evaluating the impact, if any, of this standard on our consolidated financial statements.

     Accounting for Deferred Taxes on Foreign Earnings. In December 2004, the FASB is expected to issue FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creation Act of 2004. FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. We continue to evaluate this legislation and FSP No. 109-2 to determine whether we will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on our consolidated financial statements.

3. DIVESTITURES

Sales of Assets and Investments

     During the nine months ended September 30, 2004, we completed the sale of a number of assets and investments. The following table summarizes the proceeds from these sales (in millions):


Production..................................................        $   24
  - Brazilian exploration and production assets

Power.......................................................            92
  - Utility Contract Funding (UCF)
  - Mohawk River Funding IV
  - Bastrop power investment

Field Services
  - Dauphin Island and Mobile Bay equity investments........             3
                                                                    ------

Total continuing............................................           119(1)

Discontinued................................................         1,289
  - Natural gas and oil production properties in Canada and
  other international production assets
  - Aruba and Eagle Point refineries and other petroleum
  assets(2)
                                                                    ------

Total.......................................................        $1,408
                                                                    ======

---------------

(1) Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs incurred in preparing assets for disposal. These items decreased our sales proceeds by $23 million for the nine months ended September 30, 2004. Proceeds also exclude any non-cash consideration received in these sales.

(2) We sold an additional $2 million of petroleum assets in the fourth quarter of 2004.

SIGNIFICANT ASSETS AND INVESTMENTS SOLD                           PROCEEDS
---------------------------------------                           --------
                                                                (IN MILLIONS)

Through September 30, 2003

  Pipelines.................................................        $  82
    - Panhandle gathering system located in Texas
    - 2.1 percent equity interest in Alliance pipeline and
    related assets
    - Helium processing operations in Oklahoma
    - Table Rock sulfur extraction facility
    - Horsham pipeline in Australia

  Production................................................          164
    - Natural gas and oil properties in New Mexico, Texas,
    Louisiana and the Gulf of Mexico
    - Drilling rigs

  Field Services............................................           94
    - Gathering systems located in Wyoming
    - Midstream assets in the Mid-Continent region

  Corporate.................................................            3
    - Aircraft
                                                                    -----

Total continuing............................................          343(1)

Discontinued................................................          655
    - Corpus Christi refinery
    - Florida petroleum terminals and tug and barge
     operations
    - Louisiana lease crude business
    - Coal reserves and properties in West Virginia,
     Virginia and Kentucky
    - Natural gas and oil production properties in Canada
    - Petroleum asphalt facilities
                                                                    -----
Total.......................................................        $ 998
                                                                    =====

---------------

(1) Proceeds include costs incurred in preparing assets for disposal and exclude returns of invested capital and cash transferred with the assets sold. These items increased our sales proceeds by $8 million for the nine months ended September 30, 2003.

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

     International Natural Gas and Oil Production Operations. During 2004, our Canadian and certain other international natural gas and oil production operations were approved for sale. As of November 2004, we have completed the sale of all of our Canadian operations and substantially all of our operations in Indonesia for total proceeds of approximately $389 million. During the nine months ended September 30, 2004, we recognized approximately $98 million in realized losses on asset sales and asset impairments based on El Paso's decision to sell these assets. We expect to complete the sale of the remainder of these properties in early 2005.

     Petroleum Markets. During 2003, El Paso's Board of Directors approved the sales of our petroleum markets businesses and operations. These businesses and operations consisted of our Eagle Point and Aruba refineries, our asphalt business, our Florida terminal, tug and barge business, our lease crude operations, our Unilube blending operations, our domestic and international terminalling facilities and our petrochemical and chemical plants. Based on our intent to dispose of these operations, we were required to adjust these assets to their estimated fair value. As a result, we recognized pre-tax impairment charges of approximately $1,337 million during the nine months ended September 30, 2003 related to these assets. These impairments were based on a comparison of the carrying value of these assets to their estimated fair value, less selling costs. We also recorded realized gains of approximately $59 million in the first nine months of 2003 from the sale of our Corpus Christi refinery, our asphalt assets and our Florida terminalling and marine assets.

     In the first and second quarters of 2004, we completed the sales of our Aruba and Eagle Point refineries for $880 million and used a portion of the proceeds to repay $370 million of debt associated with the Aruba refinery. These sales resulted in realized losses of approximately $37 million in the first nine months of 2004. In addition, in the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to continuing operations in our financial statements based on our decision to retain these operations. Our financial statements for all periods presented reflect this change.

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

     Our petroleum markets, coal mining and other international natural gas and oil production operations discussed above are classified as discontinued operations in our financial statements for all of the historical periods presented. All of the assets and liabilities of these discontinued businesses are classified as current assets and liabilities as of September 30, 2004. The summarized financial results and financial position data of our discontinued operations were as follows:

                                                                      INTERNATIONAL
                                                                       NATURAL GAS
                                                                         AND OIL
                                                          PETROLEUM    PRODUCTION      COAL
                                                           MARKETS     OPERATIONS     MINING     TOTAL
                                                          ---------   -------------   -------   -------
                                                                          (IN MILLIONS)
Operating Results Data
QUARTER ENDED SEPTEMBER 30, 2004
Revenues................................................   $    44       $     1      $    --   $    45
Costs and expenses......................................       (52)           (4)          --       (56)
Gain (loss) on long-lived assets........................         1            (5)          --        (4)
Other income............................................        13            --           --        13
                                                           -------       -------      -------   -------
Income (loss) before income taxes.......................         6            (8)          --        (2)
Income taxes............................................        10            --           --        10
                                                           -------       -------      -------   -------
Loss from discontinued operations, net of income
  taxes.................................................   $    (4)      $    (8)     $    --   $   (12)
                                                           =======       =======      =======   =======
QUARTER ENDED SEPTEMBER 30, 2003
Revenues................................................   $   907       $    20      $    --   $   927
Costs and expenses......................................      (953)          (56)          (1)   (1,010)
Gain (loss) on long-lived assets........................         8             1           (8)        1
Other expense...........................................        (2)           --           --        (2)
Interest and debt expense...............................        (4)            1           --        (3)
                                                           -------       -------      -------   -------
Loss before income taxes................................       (44)          (34)          (9)      (87)
Income taxes............................................        (5)          (13)          --       (18)
                                                           -------       -------      -------   -------
Loss from discontinued operations, net of income
  taxes.................................................   $   (39)      $   (21)     $    (9)  $   (69)
                                                           =======       =======      =======   =======
NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues................................................   $   737       $    29      $    --   $   766
Costs and expenses......................................      (782)          (51)          --      (833)
Loss on long-lived assets...............................       (37)          (98)          --      (135)
Other income............................................        12            --           --        12
Interest and debt expense...............................        (3)            1           --        (2)
                                                           -------       -------      -------   -------
Loss before income taxes................................       (73)         (119)          --      (192)
Income taxes............................................         1           (42)          --       (41)
                                                           -------       -------      -------   -------
Loss from discontinued operations, net of income
  taxes.................................................   $   (74)      $   (77)     $    --   $  (151)
                                                           =======       =======      =======   =======
NINE MONTHS ENDED SEPTEMBER 30, 2003
Revenues................................................   $ 4,586       $    66      $    27   $ 4,679
Costs and expenses......................................    (4,697)         (103)         (22)   (4,822)
Loss on long-lived assets...............................    (1,278)          (13)         (11)   (1,302)
Other income (expense)..................................       (16)           --            1       (15)
Interest and debt expense...............................        (8)            2           --        (6)
                                                           -------       -------      -------   -------
Loss before income taxes................................    (1,413)          (48)          (5)   (1,466)
Income taxes............................................      (231)          (16)           1      (246)
                                                           -------       -------      -------   -------
Loss from discontinued operations, net of income
  taxes.................................................   $(1,182)      $   (32)     $    (6)  $(1,220)
                                                           =======       =======      =======   =======

                                                                          INTERNATIONAL
                                                                           NATURAL GAS
                                                                             AND OIL
                                                              PETROLEUM    PRODUCTION
                                                               MARKETS     OPERATIONS      TOTAL
                                                              ---------   -------------   -------
                                                                         (IN MILLIONS)
Financial Position Data
SEPTEMBER 30, 2004
Assets of discontinued operations
  Accounts and notes receivable.............................   $    49       $     1      $    50
  Inventory.................................................         8            --            8
  Other current assets......................................         1             1            2
  Property, plant and equipment, net........................        22             6           28
  Other non-current assets..................................        26            --           26
                                                               -------       -------      -------
     Total assets...........................................   $   106       $     8      $   114
                                                               =======       =======      =======
Liabilities of discontinued operations
  Accounts payable..........................................   $     5       $    --      $     5
  Other current liabilities.................................         5            --            5
  Other non-current liabilities.............................         4            --            4
                                                               -------       -------      -------
     Total liabilities......................................   $    14       $    --      $    14
                                                               =======       =======      =======
DECEMBER 31, 2003
Assets of discontinued operations
  Accounts and notes receivable.............................   $   259       $    22      $   281
  Inventory.................................................       385             3          388
  Other current assets......................................       131             8          139
  Property, plant and equipment, net........................       521           399          920
  Other non-current assets..................................        70             6           76
                                                               -------       -------      -------
     Total assets(1)........................................   $ 1,366       $   438      $ 1,804
                                                               =======       =======      =======
Liabilities of discontinued operations
  Accounts payable..........................................   $   172       $    38      $   210
  Other current liabilities.................................        86            --           86
  Long-term debt............................................       374            --          374
  Other non-current liabilities.............................        26             3           29
                                                               -------       -------      -------
     Total liabilities......................................   $   658       $    41      $   699
                                                               =======       =======      =======

---------------

(1) We also had $7 million of current assets held for sale related to a domestic power plant in our Power segment as of December 31, 2003. We did not have any assets held for sale as of September 30, 2004.

4. LOSS (GAIN) ON LONG-LIVED ASSETS

     Our loss (gain) on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets, goodwill and other intangible assets that are a part of our continuing operations. During each of the periods ended September 30, our loss (gain) on long-lived assets was as follows:

                                                                             NINE MONTHS
                                                          QUARTER ENDED         ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                          --------------    --------------
                                                          2004     2003     2004     2003
                                                          -----    -----    -----    -----
                                                                   (IN MILLIONS)
Net realized gain.......................................   $(2)     $(4)     $(5)    $(35)
Asset impairments.......................................     8       10       99       10
                                                           ---      ---      ---     ----
  Loss (gain) on long-lived assets......................   $ 6      $ 6      $94     $(25)
                                                           ===      ===      ===     ====

     Our 2004 loss on long-lived assets occurred primarily in our Power segment, where we recognized an $89 million impairment in the first quarter of 2004 related to the sale of UCF, which owned a restructured power contract. We also recorded a $6 million impairment charge in the third quarter of 2004 on our CDECCA power plant to adjust its carrying value to the expected sales proceeds. Our 2003 gains on long-lived assets were primarily related to a $19 million gain recorded in the second quarter of 2003 on the sale of our Mid-Continent midstream assets in our Field Services segment, a $2 million gain on aircraft sales associated with our corporate operations, a $6 million gain on the sale of our Table Rock sulfur extraction facility in the second quarter of 2003 and a $2 million gain on the sale of our Horsham pipeline in the third quarter of 2003 in our Pipelines segment. Our Production segment also recorded a $5 million gain on the sale of non-full cost pool assets in the second quarter of 2003 and a $10 million impairment in the third quarter of 2003 related to a crude oil pipeline.

5. PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of the derivatives used in our price risk management activities as of September 30, 2004 and December 31, 2003. In the table, derivatives designated as hedges primarily consist of instruments used to hedge our natural gas and oil production. Derivatives from power contract restructuring activities relate to power purchase and sale agreements that arose from our activities in that business.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Net assets (liabilities)
  Derivatives designated as hedges..........................      $(191)         $(124)
  Derivatives from power contract restructuring
     activities(1)..........................................         --            942
                                                                  -----          -----
     Net assets (liabilities) from price risk management
       activities(2)........................................      $(191)         $ 818
                                                                  =====          =====

---------------

(1) We sold our subsidiaries that own these derivative contracts in 2004.

(2) Included in non-current assets from price risk management activities, other non-current liabilities and other current assets and liabilities in our balance sheet.

6. INVENTORY

     We had $55 million of inventory as of September 30, 2004 and December 31, 2003, of which the majority was materials and supplies.

7. DEBT, OTHER FINANCING OBLIGATIONS AND OTHER CREDIT FACILITIES

  Long-Term Financing Obligations

     From January 1, 2004 through the date of this filing, we had the following changes in our long-term financing obligations:

                                                                                                  NET INCREASE/
                                                                                                    REDUCTION
COMPANY                                 TYPE                          INTEREST RATE   PRINCIPAL      IN DEBT      DUE DATE
-------                                 ----                          -------------   ---------   -------------   --------
                                                                                            (IN MILLIONS)
Issuances and other increases
  Blue Lake Gas Storage(1)              Non-recourse term loan        LIBOR + 1.2%     $   14        $   14         2006
                                                                                       ------        ------
                                 Increase through September 30, 2004...............    $   14        $   14
                                                                                       ======        ======
Repayments, repurchases and other retirements
  El Paso CGP                           Note                          LIBOR + 3.5%     $  200        $  200
  El Paso CGP                           Note                              6.2%            190           190
  El Paso CGP                           Recourse note                     8.5%             45            45
  Mohawk River Funding IV(2)            Non-recourse note                7.75%             72            72
  UCF(2)                                Non-recourse senior notes        7.944%           815           815
  Other                                 Long-term debt                  Various            30            30
                                                                                       ------        ------
                                 Decreases through September 30, 2004..............     1,352         1,352
  El Paso CGP                           Note                              6.5%             91            94
  El Paso CGP                           Note                              7.5%             55            58
  El Paso CGP                           Notes                            10.25%            38            38
  Other                                 Long-term debt                  Various             3             3
                                                                                       ------        ------
                                 Decreases through date of filing..................    $1,539        $1,545
                                                                                       ======        ======

---------------

(1) This debt was consolidated as a result of adopting FIN No. 46 (see Note 2).

(2) This debt was eliminated when we sold our interests in Mohawk River Funding IV and UCF.

  Credit Facilities

     In November 2004, El Paso replaced its previous revolving credit facility with a new credit agreement with a group of lenders for an aggregate of $3 billion in financings. The new credit agreement consists of a $1.25 billion term loan, a $750 million funded letter of credit facility, and a $1 billion revolving credit facility. Upon closing of the new credit agreement, El Paso borrowed $1.25 billion under the term loan and utilized the $750 million letter of credit facility and approximately $0.4 billion of the $1 billion revolving credit facility to replace approximately $1.2 billion of letters of credit issued under its previous revolving credit facility. Our subsidiaries, ANR and CIG, continue to be eligible borrowers under the new credit agreement. Additionally, our interests in ANR, CIG, WIC, and ANR Storage Company continue to be pledged as collateral under the new credit agreement.

  Restrictive Covenants

     Our restrictive covenants are discussed in our 2003 Annual Report on Form 10-K. For an update of matters that have or could impact these covenants, including the restatements of El Paso's and our historical financial statements and associated waivers obtained, see Note 1.

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

     Will Price (formerly Quinque). A number of our subsidiaries are named as defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs' were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     MTBE. In compliance with the 1990 amendments to the Clean Air Act, we used the gasoline additive methyl tertiary-butyl ether (MTBE) in some of our gasoline. We have also produced, bought, sold and distributed MTBE. A number of lawsuits have been filed throughout the U.S. regarding MTBE's potential impact on water supplies. We and our subsidiaries are currently one of several defendants in 59 such lawsuits nationwide, which have been or are in the process of being consolidated for pre-trial purposes in multi-district litigation in the U.S. District Court for the Southern District of New York. The plaintiffs generally seek remediation of their groundwater, prevention of future contamination, a variety of compensatory damages, punitive damages, attorney's fees, and court costs. Our costs and legal exposure related to these lawsuits are not currently determinable.

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

     Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents with regard to those reserve revisions. We are assisting El Paso and its Audit Committee in their efforts to cooperate with the SEC's and the U.S. Attorney's investigations of this matter.

     Storage Reporting. In April 2004, our affiliates elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, our affiliates provided information relating to storage reports provided to the Energy Information Administration (EIA) for the period of October 2003 through December 2003. In August 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing. In November 2004, ANR received a data request from the FERC in connection with its investigation into the weekly storage withdrawal number reported by the EIA for the eastern region on November 24, 2004, that was subsequently revised downward by the EIA. Specifically, ANR provided information on its weekly EIA submissions, which was unrevised subsequent to its original submissions. Although ANR made a correction to one daily posting on its electronic bulletin board during this period, those postings are unrelated to EIA submissions. In December 2004, ANR received a similar data request from the CFTC. We are cooperating with the CFTC's request.

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

     In September 2004, the Special Advisor to the Director of Central Intelligence issued a report on the Iraqi regime, including the Oil for Food Program. In part, the report found that the Iraqi regime earned kick backs or surcharges associated with the Oil for Food program. The report did not name U.S. companies or individuals for privacy reasons, but according to various news reports congressional sources have identified The Coastal Corporation (Coastal) and the former chairman and CEO of Coastal, among others, as having purchased Iraqi crude during the period when allegedly improper surcharges were assessed by Iraq.

     We are cooperating with investigations of this matter by the U.S. Attorney, the SEC and the Senate Subcommittee.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of September 30, 2004, we had approximately $31 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2004, we had accrued approximately $127 million, including approximately $126 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $1 million for related environmental legal costs, which we anticipate incurring through 2027. Of the $127 million accrual, $86 million was reserved for facilities we currently operate, and $41 million was reserved for non-operating sites (facilities that are shut down or have been sold) and Superfund sites.

     Our reserve estimates range from approximately $127 million to approximately $199 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($35 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($92 million to $164 million) and if no one amount in that range is more likely than any other, the lower end of the range has been accrued. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

                                                              SEPTEMBER 30, 2004
                                                              ------------------
SITES                                                         EXPECTED     HIGH
-----                                                         ---------    -----
                                                                (IN MILLIONS)
Operating...................................................    $ 86       $126
Non-operating...............................................      37         64
Superfund...................................................       4          9
                                                                ----       ----
  Total.....................................................    $127       $199
                                                                ====       ====

     Below is a reconciliation of our accrued liability from January 1, 2004 to September 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $131
Additions/adjustments for remediation activities............     3
Payments for remediation activities.........................   (11)
Other charges, net..........................................     4
                                                              ----
Balance as of September 30, 2004............................  $127
                                                              ====

     For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $8 million. In addition, we expect to make capital expenditures for environmental matters of approximately $29 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 27 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third-parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2004, we have estimated our share of the remediation costs at these sites to be between $4 million and $9 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.

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

  Rates and Regulatory Matters

     Proposed Release Regarding Pipeline Integrity Cost. In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, would require our interstate pipelines to expense rather than capitalize certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined the impact, if any, this release will have on our consolidated financial statements.

     Inquiry Regarding Income Tax Allowances. On December 2, 2004, the Federal Energy Regulatory Commission (FERC) issued a notice of inquiry in response to a recent D.C. Circuit decision that held the FERC had not adequately justified its policy of providing a certain oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. The FERC seeks comments on whether the court's reasoning should be applied to other partnerships or other ownership structures. We own interests in non-taxable entities that could be affected by this ruling. We cannot predict what impact this inquiry will have on our interstate pipelines, including those pipelines that are not owned by a corporate entity, such as Great Lakes Gas Transmission Limited Partnership which is jointly owned with unaffiliated parties.

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

  Guarantees

     We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees that are further described in our 2003 Report on Form 10-K. As of September 30, 2004, we had approximately $11 million of both financial and performance guarantees not otherwise reflected in our consolidated financial statements.

9. RETIREMENT BENEFITS

     The components of net benefit cost (income) for our pension and postretirement benefit plans for the periods ended September 30 are as follows:

                                       QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------    --------------------------------
                                                          OTHER                               OTHER
                                        PENSION       POSTRETIREMENT       PENSION        POSTRETIREMENT
                                        BENEFITS         BENEFITS          BENEFITS          BENEFITS
                                      ------------    --------------    --------------    --------------
                                      2004    2003    2004     2003     2004     2003     2004     2003
                                      ----    ----    -----    -----    -----    -----    -----    -----
                                                                (IN MILLIONS)
Service cost........................  $--     $ 1      $--      $--      $--      $ 2      $--      $--
Interest cost.......................    2       2        2        2        4        4        4        5
Expected return on plan assets......   (2)     (2)      (1)      (1)      (4)      (5)      (2)      (2)
Amortization of net actuarial
  loss..............................   --      --       --       (1)      --       --       --       (1)
Settlements, curtailment, and
  special termination benefits......   --      --       --       --       --       --       --       (6)
                                      ---     ---      ---      ---      ---      ---      ---      ---
  Net benefit cost (income).........  $--     $ 1      $ 1      $--      $--      $ 1      $ 2      $(4)
                                      ===     ===      ===      ===      ===      ===      ===      ===

     We made $10 million of cash contributions to our other postretirement plans during the nine months ended September 30, 2004 and $11 million of cash contributions during the nine months ended September 30, 2003. We expect to contribute an additional $3 million to our other postretirement plans during the remainder of 2004 and do not anticipate making any other contributions to our other retirement benefit plans in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in 2004 on our projected funding.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. Benefit obligations and costs reported that are related to prescription drug coverage do not reflect the impact of this legislation. In addition, we will adopt a new accounting standard in the fourth quarter of 2004 (FSP No. 106-2) that we believe will not materially affect our previously reported benefit information and our net benefit cost for the year ending December 31, 2004.

10. SEGMENT INFORMATION

     During 2004, El Paso reorganized its business structure into two primary business lines, regulated and unregulated. Historically, our operating segments included Pipelines, Production, Merchant Energy and Field Services. As a result of El Paso's reorganization, we renamed our Merchant Energy segment as our Power segment. All periods presented reflect this change in segments. Our regulated business consists of our Pipelines segment, while our unregulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate operations include our general and administrative functions as well as other unregulated operations, including our petroleum ship charter operations and various other contracts and assets. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to continuing corporate operations. During the second quarter of 2004, we reclassified our Canadian and certain other international natural gas and oil production operations from our Production segment to discontinued operations in our consolidated financial statements. Our operating results for all periods presented reflect these changes.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our EBIT to our income from continuing operations for the periods ended September 30:

                                                                          NINE MONTHS
                                                        QUARTER ENDED        ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                        --------------   -------------
                                                        2004     2003    2004    2003
                                                        -----   ------   -----   -----
                                                                (IN MILLIONS)
Total EBIT............................................  $129    $  99    $ 438   $ 597
Interest and debt expense.............................   (75)    (104)    (267)   (304)
Affiliated interest income (expense), net.............     5      (11)      (4)    (25)
Distributions on preferred interests of consolidated
  subsidiaries........................................    --       (1)      --     (15)
Income taxes..........................................   (21)      17      (58)    (72)
                                                        ----    -----    -----   -----
     Income from continuing operations................  $ 38    $  --    $ 109   $ 181
                                                        ====    =====    =====   =====

     The following tables reflect our segment results for the periods ended September 30:

                                               REGULATED            UNREGULATED
                                               ---------   -----------------------------
                                                                                 FIELD
         QUARTER ENDED SEPTEMBER 30,           PIPELINES   PRODUCTION   POWER   SERVICES   CORPORATE(1)     TOTAL
         ---------------------------           ---------   ----------   -----   --------   ------------   ---------
                                                                          (IN MILLIONS)
2004
Revenues from external customers.............    $186        $  151(2)  $ 28      $139         $ 14       $     518
Intersegment revenues........................       1            14       --        --          (15)             --
Operation and maintenance....................      68            46       25         6            2             147
Depreciation, depletion and amortization.....      31            78        3         2            2             116
(Gain) loss on long-lived assets.............      (1)           --        5         2           --               6
Operating income (loss)......................    $ 58        $   31     $(10)     $ 14         $ (2)      $      91
Earnings from unconsolidated affiliates......      16            (1)       2         5           --              22
Other income, net............................       6             1        7        --            2              16
                                                 ----        ------     ----      ----         ----       ---------
EBIT.........................................    $ 80        $   31     $ (1)     $ 19         $ --       $     129
                                                 ====        ======     ====      ====         ====       =========
2003
Revenues from external customers.............    $192        $  141(2)  $ 59      $ 69         $ 10       $     471
Intersegment revenues........................       1            42       --        --          (18)             25(3)
Operation and maintenance....................      57            49       31         6           (6)            137
Depreciation, depletion and amortization.....      27            86        3         2            3             121
(Gain) loss on long-lived assets.............      (2)           10        1        --           (3)              6
Ceiling test charges.........................      --            39       --        --           --              39
Operating income (loss)......................    $ 75        $   (6)    $ (2)     $  8         $  4       $      79
Earnings (losses) from unconsolidated
  affiliates.................................      15             2       (7)       (2)          --               8
Other income (expense), net..................       2            --        5        --            5              12
                                                 ----        ------     ----      ----         ----       ---------
EBIT.........................................    $ 92        $   (4)    $ (4)     $  6         $  9       $      99
                                                 ====        ======     ====      ====         ====       =========

                                               REGULATED            UNREGULATED
                                               ---------   -----------------------------
                                                                                 FIELD
       NINE MONTHS ENDED SEPTEMBER 30,         PIPELINES   PRODUCTION   POWER   SERVICES   CORPORATE(1)     TOTAL
       -------------------------------         ---------   ----------   -----   --------   ------------   ---------
                                                                          (IN MILLIONS)
2004
Revenues from external customers.............    $612        $  476(2)  $127      $301         $ 44       $   1,560
Intersegment revenues........................       1            35       --         1          (37)             --
Operation and maintenance....................     181           123       70        18            2             394
Depreciation, depletion and amortization.....      91           234        9         4            6             344
(Gain) loss on long-lived assets.............      (1)           --       92         3           --              94
Operating income (loss)......................    $239        $  135     $(84)     $ 35         $  3       $     328
Earnings (losses) from unconsolidated
  affiliates.................................      55            (3)      20         9           --              81
Other income, net............................       7             1       16        --            5              29
                                                 ----        ------     ----      ----         ----       ---------
EBIT.........................................    $301        $  133     $(48)     $ 44         $  8       $     438
                                                 ====        ======     ====      ====         ====       =========
2003
Revenues from external customers.............    $694        $  565(2)  $189      $270         $ 28       $   1,746
Intersegment revenues........................      --            99       --        25          (47)             77(3)
Operation and maintenance....................     173           129       79        21           (4)            398
Depreciation, depletion and amortization.....      82           256       10         6            9             363
(Gain) loss on long-lived assets.............     (11)            5        1       (18)          (2)            (25)
Ceiling test charges.........................      --            39       --        --           --              39
Operating income (loss)......................    $317        $  190     $ 41      $ 47         $(16)      $     579
Earnings (losses) from unconsolidated
  affiliates.................................      54             3       20       (84)          --              (7)
Other income, net............................      --             2       11        --           12              25
                                                 ----        ------     ----      ----         ----       ---------
EBIT.........................................    $371        $  195     $ 72      $(37)        $ (4)      $     597
                                                 ====        ======     ====      ====         ====       =========

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

(3) Relates to intercompany activities between our continuing operations and our discontinued operations.

     Total assets by segment are presented below:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2004            2003
                                                             -------------   ------------
                                                                    (IN MILLIONS)
Regulated
  Pipelines................................................     $5,739         $ 5,395
Unregulated
  Production...............................................      2,151           2,334
  Power....................................................      1,012           2,121
  Field Services...........................................        298             224
                                                                ------         -------
     Total segment assets..................................      9,200          10,074
Corporate..................................................        418             531
Discontinued operations....................................        114           1,804
                                                                ------         -------
     Total consolidated assets.............................     $9,732         $12,409
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

                                                                        NINE MONTHS ENDED
                                     QUARTER ENDED SEPTEMBER 30,          SEPTEMBER 30,
                                     ---------------------------   ---------------------------
                                     GREAT      OTHER              GREAT      OTHER
                                     LAKES   INVESTMENTS   TOTAL   LAKES   INVESTMENTS   TOTAL
                                     -----   -----------   -----   -----   -----------   -----
                                                           (IN MILLIONS)
2004
Operating results data:
  Operating revenues...............   $31       $195       $226     $99       $513       $612
  Operating expenses...............    15        170        185      41        429        470
  Income from continuing
     operations....................     9          8         17      33         30         63
  Net income(1)....................     9          8         17      33         30         63
2003
Operating results data:
  Operating revenues...............   $31       $167       $198     $96       $501       $597
  Operating expenses...............    15        151        166      43        404        447
  Income (loss) from continuing
     operations....................     7         (2)         5      27         31         58
  Net income (loss)(1).............     7         (2)         5      27         31         58

---------------

(1)Includes net income of $3 million for each of the quarters ended September 30, 2004 and 2003, and $18 million and $11 million for the nine months ended September 30, 2004 and 2003, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.

     Our income statement reflects our share of net earnings (losses) from unconsolidated affiliates, which includes income or losses directly attributable to the net income or loss of our equity investments as well as impairments and other adjustments. The table below reflects our earnings (losses) from unconsolidated affiliates for the periods ended September 30:

                                                                            NINE MONTHS
                                                          QUARTER ENDED        ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                          -------------    --------------
                                                          2004     2003    2004     2003
                                                          ----     ----    -----    -----
                                                                   (IN MILLIONS)
Proportional share of income of investees...............  $17       $5      $63     $ 58
Impairment charges and gains and losses on sale of
  investments
  Dauphin Island/Mobile Bay impairment(1)...............   --       --       --      (80)
  Other gains and impairment charges....................    2       --        5        1
Other...................................................    3        3       13       14
                                                          ---       --      ---     ----
Total earnings (losses) from unconsolidated
  affiliates............................................  $22       $8      $81     $ (7)
                                                          ===       ==      ===     ====

---------------

(1) This impairment resulted from the anticipated sales of these investments, which were completed in the third quarter of 2004.

     We received distributions and dividends from our investments of $29 million for both of the quarters ended September 30, 2004 and 2003, and $76 million and $60 million for the nine months ended September 30, 2004 and 2003. In January 2004, we also received $54 million of non-cash assets and liabilities as a liquidating distribution of our equity investment in Noric Holdings I, LLC. We did not recognize any gain or loss on this distribution.

  Related Party Transactions

     We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact of transactions with our affiliates for the periods ended September 30:

                                                                            NINE MONTHS
                                                           QUARTER ENDED       ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   -------------
                                                           2004    2003    2004    2003
                                                           -----   -----   -----   -----
                                                                   (IN MILLIONS)
Operating revenues.......................................  $232    $228    $637    $877
Cost of products and services............................    52      22      82      69
Operation and maintenance................................    47      68     153     226
Other income.............................................     3       3      10      11
Reimbursement for operating expenses.....................     1      --       2      --

     We are a party to a master hedging contract with El Paso Marketing, L.P.,
(EPM), a wholly-owned subsidiary of El Paso, which was formerly known as El Paso Merchant Energy L.P. Pursuant to that agreement, we hedge a portion of our natural gas production with EPM. Realized gains and losses on these hedges are included in operating revenues.

     In September 2004, El Paso restated its financial statements for the manner in which it accounted for certain hedges of our anticipated natural gas production. While the restatement did not directly affect our financial statements, its effects were that many of the financial instruments that hedge commodity price risk in our financial statements did not qualify as hedges in El Paso's consolidated financial statements. We have historically hedged a portion of our anticipated natural gas and oil production with affiliates of El Paso, and it has been El Paso's intent that these positions qualify as hedges in El Paso's consolidated financial statements. As a result, we executed a series of transactions in order to make our hedge relationships consistent with El Paso's consolidated hedge relationships following the restatement.

     On December 1, 2004, through these transactions, we replaced existing hedges on approximately 51 TBtu of natural gas with new hedge transactions at the same volume and over the same time period. The combination of our original hedges and the new transactions will not change the average price at which we are hedged and will not have an impact on our realized prices. As a result, these transactions will have the same overall impact on our accumulated other comprehensive income balances, cash flow and income statement as our original derivative positions that existed prior to December 1, 2004. However, these transactions "locked in" a pre-tax loss of approximately $180 million in accumulated other comprehensive income that will be recognized in earnings as our original hedged transactions settle in 2005. We have also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 for our expected administrative costs associated with these transactions.

     Affiliated Receivables and Payables. We participate in El Paso's cash management program, which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We have historically and consistently borrowed cash from El Paso under this program. From August 2004 until November 2004, one of our subsidiaries, CIG, did not advance funds to El Paso via the cash management program due to its anticipated cash needs. With the completion of El Paso's new credit agreement, CIG began participating in the program once again. As of September 30, 2004 and December 31, 2003, we had borrowed $126 million and $906 million. The interest rate as of September 30, 2004, and December 31, 2003, was 2.7% and 2.8%. In addition, we had a demand note receivable with El Paso of $374 million and $275 million at September 30, 2004 and December 31, 2003. The interest rate for this demand note receivable was approximately 2.5% at September 30, 2004 and 1.7% at December 31, 2003.

     At September 30, 2004, and December 31, 2003, we had current accounts and notes receivable from related parties of $39 million and $167 million. These balances were incurred in the normal course of our business. In addition, we had a non-current note receivable from a related party of $110 million and $127 million included in other non-current assets at September 30, 2004 and at December 31, 2003.

     At September 30, 2004, and December 31, 2003, we had other accounts payable to related parties of $91 million and $110 million. These balances were incurred in the normal course of business.

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

     During the second quarter of 2004, we reclassified our historical Canadian and certain other international natural gas and oil production operations from our Production segment to discontinued operations in our financial statements for all periods presented. In addition, our results for the quarter and nine months ended September 30, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves as further discussed in our 2003 Annual Report on Form 10-K.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     We rely on cash generated from our internal operations and loans from El Paso through its cash management program as our primary sources of liquidity, as well as proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures and debt service will continue to be provided from some or all of these sources. Under El Paso's cash management program, we have historically and consistently borrowed cash. From August 2004 until November 2004, one of our subsidiaries, CIG, did not advance funds to El Paso via the cash management program due to its anticipated cash needs. With the completion of El Paso's new credit agreement as further discussed below, CIG began participating in the program once again. For a further discussion of our participation in El Paso's cash management program, see Item 1, Financial Statements, Note 11.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. Based on its belief that the restatements would cause a delay in filing its financial statements and that the representations and warranties related to its historical financial statements and its debt to total capitalization ratio would not be accurate, El Paso obtained waivers and amended its previous revolving credit facility (under which some of our subsidiaries were eligible borrowers and also served as collateral for the facility) and various other financing arrangements. El Paso has filed its financial statements within the time frames provided by these waivers.

     In November 2004, El Paso replaced its previous revolving credit facility with a new credit agreement with a group of lenders for an aggregate of $3 billion in financings. The new credit agreement consists of a $1.25 billion term loan, a $750 million funded letter of credit facility, and a $1 billion revolving credit facility. Upon closing of the new credit agreement, El Paso borrowed $1.25 billion under the term loan and utilized the $750 million letter of credit facility and approximately $0.4 billion of the $1 billion revolving credit facility to replace approximately $1.2 billion of letters of credit issued under its previous revolving credit facility. Our subsidiaries, ANR and CIG, continue to be eligible borrowers under the new credit agreement. Additionally, our interests in ANR, CIG, WIC, and ANR Storage Company continue to be pledged as collateral under the new credit agreement. For a further discussion of El Paso's new credit agreement and other information regarding our financing obligations, see Item 1, Financial Statements, Note 7.

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

OVERVIEW OF CASH FLOW ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     For the nine months ended September 30, 2004 and 2003, our cash flows from continuing operations are summarized as follows:

                                                              2004     2003
                                                              -----   ------
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 710   $1,137
Cash flows from investing activities........................   (458)    (593)
Cash flows from financing activities........................   (228)    (470)

  Cash from Continuing Operating Activities

     Net cash generated from our continuing operating activities was $0.7 billion during the first nine months of 2004 versus $1.1 billion during the same period in 2003. We experienced a $0.4 billion decline in 2004 in cash generated from our operations primarily as a result of sales of operating assets during both 2003 and 2004 and the effects on operations of lower capital spending in our Production segment.

  Cash from Continuing Investing Activities

     Net cash used by our continuing investing activities was $0.5 billion for the nine months ended September 30, 2004, due to $0.6 billion in capital expenditures partially offset by $0.1 billion of proceeds from the sale of assets and investments. Our capital expenditures for the nine months ended September 30, 2004 are as follows (in billions):


Pipelines...................................................  $0.4
Production..................................................   0.2
                                                              ----
     Total..................................................  $0.6
                                                              ====

     For the remainder of 2004, we expect our total capital expenditures to be approximately $0.3 billion, which includes approximately $0.2 billion for our Pipelines segment and $0.1 billion for our Production segment.

  Cash from Continuing Financing Activities

     Net cash used in our continuing financing activities for the nine months ended September 30, 2004 primarily consisted of payments on affiliated notes payable of $0.8 billion and payments to retire long-term debt and other financing obligations of $0.5 billion. Offsetting these uses of cash were the proceeds received from El Paso primarily related to the issuance of the preferred stock of Coastal Stock Company, our wholly-owned subsidiary and $1.0 billion of cash contributed by our discontinued operations as further discussed below. We reflect the net cash generated by our discontinued operations as a cash inflow to our continuing financing activities.

  Cash from Discontinued Operations

     During the first nine months of 2004, our discontinued operations contributed $1.0 billion of cash. We generated $0.2 billion in cash in these operations and received $1.2 billion of proceeds from the sales of our Eagle Point and Aruba refineries and our western Canada production operations. These inflows were offset by $0.4 billion of repayments of long-term debt related to the Aruba refinery.

                                SEGMENT RESULTS

     Below are our results of operations (as measured by EBIT) by segment. During 2004, El Paso reorganized its business structure into two primary business lines, regulated and unregulated. Historically, our operating segments included Pipelines, Production, Merchant Energy and Field Services. As a result of El Paso's reorganization, we renamed our Merchant Energy segment as our Power segment. All periods presented reflect this change in segments. Our regulated business consists of our Pipelines segment, while our unregulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate operations include our general and administrative functions as well as other unregulated activities, including our petroleum ship charter operations and various other contracts and assets. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to continuing corporate operations. During the second quarter of 2004, we reclassified our Canadian and certain other international natural gas and oil production operations from our Production segment to discontinued operations in our consolidated financial statements. Our operating results for all periods presented reflect these changes.

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) distributions on preferred interests of consolidated subsidiaries. Our business operations consist of both consolidated businesses as well as substantial investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense and distributions on preferred interests of consolidated subsidiaries so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our consolidated EBIT to our consolidated net income (loss) for the periods ended September 30:

                                                                                 NINE MONTHS
                                                              QUARTER ENDED         ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------   ---------------
                                                              2004     2003    2004     2003
                                                              -----   ------   -----   -------
                                                                       (IN MILLIONS)
Regulated Businesses
  Pipelines.................................................  $ 80    $  92    $ 301   $   371
Unregulated Businesses
  Production................................................    31       (4)     133       195
  Power.....................................................    (1)      (4)     (48)       72
  Field Services............................................    19        6       44       (37)
                                                              ----    -----    -----   -------
    Segment EBIT............................................   129       90      430       601
Corporate...................................................    --        9        8        (4)
                                                              ----    -----    -----   -------
    Consolidated EBIT from continuing operations............   129       99      438       597
Interest and debt expense...................................   (75)    (104)    (267)     (304)
Affiliated interest income (expense), net...................     5      (11)      (4)      (25)
Distributions on preferred interests of consolidated
  subsidiaries..............................................    --       (1)      --       (15)
Income taxes................................................   (21)      17      (58)      (72)
                                                              ----    -----    -----   -------
  Income from continuing operations.........................    38       --      109       181
Discontinued operations, net of income taxes................   (12)     (69)    (151)   (1,220)
Cumulative effect of accounting changes, net of income
  taxes.....................................................    --       --       --       (12)
                                                              ----    -----    -----   -------
  Net income (loss).........................................  $ 26    $ (69)   $ (42)  $(1,051)
                                                              ====    =====    =====   =======

     The following is a discussion of the comparative quarterly and nine month period results of each of our business segments as well as our corporate operations; interest and debt expense; affiliated interest income (expense), net; distributions on preferred interests of consolidated subsidiaries; income taxes and the results of our discontinued operations.

REGULATED BUSINESSES -- PIPELINES SEGMENT

     Our Pipelines segment owns and operates our interstate natural gas transmission businesses. For a further discussion of the business activities of our Pipelines segment, see our 2003 Annual Report on Form 10-K. Below are the operating results and analysis of these results for our Pipelines segment for the periods ended September 30:

                                                   QUARTER ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                  ----------------    ------------------
           PIPELINES SEGMENT RESULTS               2004      2003      2004       2003
           -------------------------              ------    ------    -------    -------
                                                   (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $  187    $  193    $  613     $  694
Operating expenses..............................    (129)     (118)     (374)      (377)
                                                  ------    ------    ------     ------
  Operating income..............................      58        75       239        317
Other income....................................      22        17        62         54
                                                  ------    ------    ------     ------
  EBIT..........................................  $   80    $   92    $  301     $  371
                                                  ======    ======    ======     ======
Throughput volumes (BBtu/d)(1)..................   7,334     7,334     7,960      8,219
                                                  ======    ======    ======     ======

---------------

(1) Throughput volumes exclude intrasegment activities.

Operating Results (EBIT)

     Some of the key items affecting our Pipelines segment operations for the periods ending September 30, 2004 include the impact on revenues and operating expenses of our efforts to recontract available capacity, the impact of selling excess fuel over the amount needed to operate the facilities and higher operating costs. The following contributed to our overall EBIT decrease of $12 million and $70 million for the quarter and nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003:

                                         QUARTER ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------    ---------------------------------------
                                   REVENUE   EXPENSE   OTHER   EBIT IMPACT    REVENUE   EXPENSE   OTHER   EBIT IMPACT
                                   -------   -------   -----   -----------    -------   -------   -----   -----------
                                           FAVORABLE/(UNFAVORABLE)                    FAVORABLE/(UNFAVORABLE)
                                                (IN MILLIONS)                              (IN MILLIONS)
Contract
  modifications/terminations.....    $(9)     $ 10     $ --       $  1         $(64)      $37     $ --       $(27)
Fuel recoveries, net of gas
  used...........................      7       (11)      --         (4)         (13)      (12)      --        (25)
Table Rock facility sold in
  2003...........................     --        --       --         --           --        (6)      --         (6)
Replacement of storage gas loss
  in 2004........................     --        --       --         --           --        (6)      --         (6)
Change to regulated depreciation
  method.........................     --        (2)      --         (2)          --        (7)      --         (7)
Higher overhead allocation.......     --        (5)      --         (5)          --        (1)      --         (1)
Equity earnings from Great
  Lakes..........................     --        --        3          3           --        --        8          8
Other............................     (4)       (3)       2         (5)          (4)       (2)      --         (6)
                                     ---      ----     -----      ----         ----       ---     -----      ----
      Total......................    $(6)     $(11)    $  5       $(12)        $(81)      $ 3     $  8       $(70)
                                     ===      ====     =====      ====         ====       ===     =====      ====

     Our contract modifications/terminations include the renegotiation or restructuring of several contracts on our pipeline systems, including our contracts with ANR's customer, We Energies. The modification of the We Energies contracts will continue to unfavorably impact our operating results and EBIT for the remainder of 2004, among other items noted below. Guardian Pipeline, which is owned in part by We Energies, is currently providing a portion of its firm transportation requirements and directly competes with ANR for a portion of the markets in Wisconsin. Additionally, ANR will continue to experience lower operating revenues and lower operating expenses for the remainder of 2004 based on the termination of the Dakota gasification facility contract on its system. However, the termination of this contract will not have a significant overall impact on our operating income or EBIT. Finally, ANR has entered into an agreement with a shipper to restructure another of its transportation contracts on its Southeast Leg as well as a related gathering contract. We anticipate this restructuring will be completed in March 2005 upon which ANR will receive and reflect in its earnings approximately $26 million.

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, would require our interstate pipelines to expense rather than capitalize certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined the impact, if any, this release will have on our consolidated financial statements.

     On December 1, 2004, the mainline of our newly constructed Cheyenne Plains Gas Pipeline was placed in service. Compression and gas treatment facilities are scheduled to be completed at the beginning of 2005, which will finalize the first phase of the project.

UNREGULATED BUSINESSES -- PRODUCTION SEGMENT

     Our Production segment conducts our natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs and sell the products at attractive prices. El Paso's long-term strategy for us includes developing our production opportunities primarily in the U.S. and Brazil, while currently divesting our international production properties outside of these areas. As of November 2004, we have sold all of our Canadian operations and substantially all of our operations in Indonesia. Beginning in the second quarter of 2004, these operations have been treated as discontinued operations as further discussed in Item 1, Financial Statements, Note 3. All periods reflect this change.

  Production and Capital Expenditures

     For the nine months ended September 30, 2004, our total equivalent production has declined approximately 42 Bcfe or 31 percent as compared to the same period in 2003, primarily due to normal production declines, asset sales and disappointing drilling results. We expect our fourth quarter of 2004 production to average 330 MMcfe/d and our annual production to average 295 MMcfe/d. The 2004 projected annual production average excludes approximately 15 MMcfe/d related to our discontinued production operations. Our expected fourth quarter of 2004 production levels will also be negatively impacted by Hurricane Ivan that occurred in September 2004 in the Gulf of Mexico. The hurricane caused us to shut-in production and also caused damage to third party facilities that process or transport our production. We continue to experience reduced production levels in this region as a result of the damage and do not expect to return to full production until mid-2005. Our future production levels are dependent upon the amount of capital allocated to us, the level of success in our drilling programs and future asset sales or acquisitions.

     Through October 2004, we have spent $240 million in capital expenditures for acquisition, exploration, and development activities. Based on the results to date of our 2004 drilling program, we expect our domestic unit of production depletion rate to increase from $2.48 per Mcfe during the third quarter of 2004 to $2.68 per Mcfe for the fourth quarter of 2004.

  Production Hedging

     We conduct hedging activities to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. We conduct these activities through natural gas and oil derivatives on our natural gas and oil production with EPM. Because our hedging strategy only partially reduces our exposure to downward movements in commodity prices, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period. For a further discussion of our hedging program, refer to our 2003 Annual Report on Form 10-K.

     In September 2004, El Paso restated its financial statements for the manner in which it accounted for certain hedges of our anticipated natural gas production. While the restatement did not directly affect our financial statements, its effects were that many of the financial instruments that hedge commodity price risk in our financial statements did not qualify as hedges in El Paso's consolidated financial statements.

     We have historically hedged a portion of our anticipated natural gas and oil production with affiliates of El Paso, and it has been El Paso's intent that these positions qualify as hedges in El Paso's consolidated financial statements. As a result, we executed a series of transactions in order to make our hedge relationships consistent with El Paso's consolidated hedge relationships following the restatement.

     On December 1, 2004, through these transactions, we replaced existing hedges on approximately 51 TBtu of natural gas with new hedge transactions at the same volume and over the same time period. The combination of our original hedges and the new transactions will not change the average price at which we are hedged and will not have an impact on our realized prices. As a result, these transactions will have the same impact on our overall accumulated other comprehensive income balances, cash flow and income statement as our original derivative positions that existed prior to December 1, 2004. However, these transactions "locked in" a pre-tax loss of approximately $180 million in accumulated other comprehensive income that will be recognized in earnings as our original hedged transactions settle in 2005. We have also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 for our expected administrative costs associated with these transactions.

  Operating Results

     Below are the operating results and analysis of these results for our Production segment for each of the periods ended September 30:

                                                           QUARTER ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   --------------------
              PRODUCTION SEGMENT RESULTS                  2004       2003       2004       2003
              --------------------------                --------   --------   --------   ---------
                                                         (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Operating revenues:
  Natural gas.........................................  $   126    $   148    $   399    $    547
  Oil, condensate and liquids.........................       39         39        111         112
  Other...............................................       --         (4)         1           5
                                                        -------    -------    -------    --------
          Total operating revenues....................      165        183        511         664
Transportation and net product costs(1)...............       (4)        (4)       (11)        (24)
                                                        -------    -------    -------    --------
          Total operating margin......................      161        179        500         640
Operating expenses:
  Depreciation, depletion and amortization............      (78)       (86)      (234)       (256)
  Production costs(2).................................      (34)       (26)       (77)        (83)
  Ceiling test and other charges(3)...................       --        (49)        --         (44)
  General and administrative expenses.................      (19)       (24)       (55)        (66)
  Taxes, other than production and income taxes.......        1         --          1          (1)
                                                        -------    -------    -------    --------
          Total operating expenses(1).................     (130)      (185)      (365)       (450)
                                                        -------    -------    -------    --------
  Operating income (loss).............................       31         (6)       135         190
Other income (expense)................................       --          2         (2)          5
                                                        -------    -------    -------    --------
  EBIT................................................  $    31    $    (4)   $   133    $    195
                                                        =======    =======    =======    ========

                                                           QUARTER ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   --------------------
              PRODUCTION SEGMENT RESULTS                  2004       2003       2004       2003
              --------------------------                --------   --------   --------   ---------
                                                         (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Volumes, prices and costs per unit:
  Natural gas
     Volumes (MMcf)...................................   23,448     31,818     74,322     110,393
                                                        =======    =======    =======    ========
     Average realized prices including hedges
       ($/Mcf)(4).....................................  $  5.37    $  4.65    $  5.37    $   4.96
                                                        =======    =======    =======    ========
     Average realized prices excluding hedges
       ($/Mcf)(4).....................................  $  5.75    $  5.11    $  5.80    $   5.72
                                                        =======    =======    =======    ========
     Average transportation and net product costs
       ($/Mcf)........................................  $  0.12    $  0.12    $  0.10    $   0.16
                                                        =======    =======    =======    ========
  Oil, condensate and liquids
     Volumes (MBbls)..................................    1,039      1,573      3,299       4,352
                                                        =======    =======    =======    ========
     Average realized prices including hedges
       ($/Bbl)(4).....................................  $ 37.29    $ 24.94    $ 33.54    $  25.74
                                                        =======    =======    =======    ========
     Average realized prices excluding hedges
       ($/Bbl)(4).....................................  $ 37.29    $ 24.94    $ 33.54    $  25.74
                                                        =======    =======    =======    ========
     Average transportation and net product costs
       ($/Bbl)........................................  $  1.12    $  0.87    $  1.16    $   0.85
                                                        =======    =======    =======    ========
Production cost ($/Mcfe)
     Average lease operating costs....................  $  0.91    $  0.60    $  0.72    $   0.46
     Average production taxes.........................     0.23       0.03       0.09        0.15
                                                        -------    -------    -------    --------
          Total production cost(1)....................  $  1.14    $  0.63    $  0.81    $   0.61
                                                        =======    =======    =======    ========
Average general and administrative expenses
  ($/Mcfe)............................................  $  0.63    $  0.59    $  0.59    $   0.48
                                                        =======    =======    =======    ========
Unit of production depletion cost ($/Mcfe)............  $  2.48    $  1.99    $  2.35    $   1.78
                                                        =======    =======    =======    ========

---------------
(1) Transportation and net product costs are included in operating expenses on our consolidated statements of income.

(2) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(3) Includes ceiling test charges, asset impairments and gains on asset sales.

(4) Prices are stated before transportation costs.

  Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

     EBIT. For the quarter ended September 30, 2004, EBIT was $35 million higher than the same period in 2003. The increase in EBIT was primarily due to ceiling test charges recorded in the third quarter of 2003 and higher natural gas and oil prices in 2004, offset partially by the impact on revenues of lower production volumes due to normal production declines and disappointing drilling results.

     Operating Revenues. The following table describes the variance in revenue between the quarters ended September 30, 2004 and 2003 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges.

                                                                          VARIANCE
                                                              ---------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                          PRICES   VOLUMES   HEDGES   TOTAL
------------------------------------                          ------   -------   ------   -----
                                                                        (IN MILLIONS)
Natural gas.................................................   $15      $(43)      $6     $(22)
Oil, condensate and liquids.................................    13       (13)      --       --
                                                               ---      ----       --     ----
                                                               $28      $(56)      $6      (22)
                                                               ===      ====       ==
Other.......................................................                                 4
                                                                                          ----
  Total operating revenue variance..........................                              $(18)
                                                                                          ====

     For the quarter ended September 30, 2004, operating revenues were $18 million lower than the same period in 2003 due to lower production volumes, partially offset by higher natural gas and oil prices. The decline in production volumes resulted from normal production declines in our Texas Gulf Coast and offshore Gulf of Mexico regions and disappointing drilling results. Production in the third quarter of 2004 was also impacted by Hurricane Ivan in September 2004 in the Gulf of Mexico, which caused us to shut-in production and also caused damage to third party facilities that process or transport our production.

     Average realized natural gas prices for the third quarter of 2004, excluding hedges, were $0.64 per Mcf higher than the same period in 2003, an increase of 13 percent. In addition, our natural gas hedging losses decreased from $15 million in 2003 to $9 million in 2004. We expect to continue to incur hedging losses for the remainder of 2004.

     Operating Expenses. Total operating expenses were $55 million lower for the third quarter of 2004 compared with the same period in 2003. The decrease was primarily due to ceiling test charges of $39 million in our domestic and Brazilian operations and a $10 million impairment of non-full cost pool assets in the third quarter of 2003.

     Total depreciation, depletion, and amortization expense decreased $8 million in the third quarter of 2004 compared with the same period in 2003. Lower production volumes in 2004 due to the production declines discussed above reduced our depreciation, depletion, and amortization expense by $23 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $15 million.

     Production costs increased by $8 million in the third quarter of 2004 compared with the same period in 2003 due to an increase in lease operating costs and production taxes. Lease operating cost increased due to higher workover costs in 2004 in our offshore Gulf of Mexico region, while production taxes were higher due to the favorable settlement of ad valorem tax issues in 2003. On a per Mcfe basis, production taxes increased $0.20 in 2004 and lease operating costs increased $0.31 in 2004 primarily due to the higher costs and the lower production volumes discussed above.

     General and administrative expenses decreased by $5 million for the third quarter of 2004 compared with the same period in 2003. The increase on a per unit basis was primarily due to lower production volumes. For the fourth quarter of 2004, we expect our allocated expenses will be approximately the same as the third quarter of 2004.

  Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     EBIT. For the nine months ended September 30, 2004, EBIT was $62 million lower than the same period in 2003. The decrease in EBIT was primarily due to the impact on revenues of lower production volumes due to normal production declines, asset sales and disappointing drilling results. Partially offsetting these decreases was a reduction in losses in 2004 from our hedging program, higher natural gas and oil prices, and lower operating expenses in 2004, primarily due to ceiling test charges recorded in 2003.

     Operating Revenues. The following table describes the variance in revenue between the nine months ended September 30, 2004 and 2003 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges.

                                                                          VARIANCE
                                                              ---------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                          PRICES   VOLUMES   HEDGES   TOTAL
------------------------------------                          ------   -------   ------   -----
                                                                        (IN MILLIONS)
Natural gas.................................................   $ 6      $(206)    $52     $(148)
Oil, condensate and liquids.................................    26        (27)     --        (1)
                                                               ---      -----     ---     -----
                                                               $32      $(233)    $52      (149)
                                                               ===      =====     ===
Other.......................................................                                 (4)
                                                                                          -----
  Total operating revenue variance..........................                              $(153)
                                                                                          =====

     For the nine months ended September 30, 2004, operating revenues were $153 million lower than the same period in 2003 primarily due to lower production volumes, partially offset by higher natural gas and oil prices and a decrease in our hedging losses. The decline in natural gas volumes is primarily due to normal production declines, particularly in our Texas Gulf Coast and offshore Gulf of Mexico regions, the impact of sales of properties in New Mexico and disappointing drilling results. Production for the nine months ended September 30, 2004 was also impacted by Hurricane Ivan in September 2004 in the Gulf of Mexico, which caused us to shut-in production and damaged third party facilities that process or transport our production.

     Average realized oil, condensate, and liquids prices for 2004, were $7.80 per Bbl higher than the same period in 2003, an increase of 30 percent. In addition, hedging losses decreased from $84 million in 2003 to $32 million in 2004 relating to our natural gas hedge positions. We expect to continue to incur hedging losses for the remainder of 2004.

     Operating Expenses. Total operating expenses were $85 million lower in 2004 compared with the same period in 2003 primarily due to ceiling test charges of $39 million for our domestic and Brazilian operations and a $10 million impairment of non-full cost pool assets in the third quarter of 2003. In addition, we experienced lower depreciation, depletion, and amortization expense, lower production costs and lower general and administrative expenses in 2004 compared with the same period in 2003.

     Total depreciation, depletion, and amortization expense decreased by $22 million in 2004 compared with the same period in 2003. Lower production volumes in 2004 due to asset sales and other production declines discussed above reduced our depreciation, depletion, and amortization expenses by $76 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $53 million.

     Production costs decreased by $6 million in 2004 compared with the same period in 2003 primarily due to a decrease in production taxes resulting from high cost gas well tax credits in 2004 and lower production volumes in 2004 as compared to 2003. Partially offsetting the decrease were higher lease operating costs due to higher workover costs in 2004 primarily in our offshore Gulf of Mexico region. On a per Mcfe basis, production taxes decreased $0.06 in 2004. However, our total production costs per Mcfe increased $0.20 as lease operating expenses increased $0.26 per Mcfe due to the higher costs and lower production volumes discussed above.

     General and administrative expenses decreased by $11 million in 2004 compared with the same period in 2003. The decrease was primarily due to lower allocated expenses. However, the cost per unit increased $0.11 per Mcfe due to lower production volumes. For the fourth quarter of 2004, we expect our allocated expenses will be approximately the same as the third quarter of 2004.

UNREGULATED BUSINESSES -- POWER SEGMENT

     Our Power segment includes the ownership and operation of domestic and international power generation facilities and the management of restructured power contracts. Below are the operating results and an analysis of these results for our Power segment for the periods ended September 30:

                                                                           NINE MONTHS
                                                          QUARTER ENDED       ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                          -------------   --------------
POWER SEGMENT RESULTS                                     2004    2003     2004    2003
---------------------                                     -----   -----   ------   -----
                                                                  (IN MILLIONS)
Gross margin(1).........................................  $ 23    $ 35    $  89    $135
Operating expenses......................................   (33)    (37)    (173)    (94)
                                                          ----    ----    -----    ----
  Operating income (loss)...............................   (10)     (2)     (84)     41
Other income (expense)..................................     9      (2)      36      31
                                                          ----    ----    -----    ----
  EBIT..................................................  $ (1)   $ (4)   $ (48)   $ 72
                                                          ====    ====    =====    ====

---------------

(1) Gross margin consists of revenues from our power plants and the initial net gains and losses incurred in connection with the restructuring of power contracts, as well as the subsequent revenues, cost of electricity purchases and changes in fair value of those contracts. The cost of fuel used in the power generation process is included in operating expenses.

  Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

     For the quarter ended September 30, 2004, our EBIT was $3 million higher than the same period in 2003. During 2004, we experienced lower operating costs of $7 million at our Eagle Point power facility as a result of leasing the facility to a third party in the first quarter of 2004. We also experienced $6 million in higher operating expenses in 2003 to convert our Eagle Point power facility to operate it on a merchant basis. Also contributing to the increase in EBIT was a $5 million increase in equity earnings from our investment in a power facility located in Pakistan and a $4 million increase in equity earnings from our investment in Midland Cogeneration Venture in 2004 compared to the same period in 2003. Partially offsetting these increases was a $13 million increase in 2003 in the fair value of the restructured power contracts held by Utility Contract Funding and Mohawk River Funding IV, which were sold in the first half of 2004, and a $6 million impairment charge recorded in 2004 on our CDECCA power plant to adjust the carrying value of this plant to the expected sales proceeds.

  Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     For the nine months ended September 30, 2004, our EBIT was $120 million lower than the same period in 2003. This decrease was primarily due to the sale of Utility Contract Funding and its restructured power contract and related debt, which resulted in an $89 million impairment loss in 2004 including in operating expenses. As a result of the sale of our restructured power contracts in 2004, the fair value of these contracts increased by only $36 million in 2004 compared to an increase of $49 million in 2003. Further contributing to the decrease was an $18 million reduction in equity earnings in 2004 compared to the same period in 2003 from our investment in Midland Cogeneration Venture, an $8 million gain in 2003 on the termination of a steam contract at our Fulton power plant and a 2003 reduction of $8 million of estimated costs associated with our power contract restructuring activities. Partially offsetting these decreases was the increase in equity earnings from a Pakistani investment and lower Eagle Point conversion costs, net of the CDECCA power plant impairment described above.

     We currently anticipate selling a number of our domestic and international power assets. As these sales occur or as agreements are negotiated, we may incur future losses if the sales proceeds are less than the carrying value of the assets, and these losses may be significant.

UNREGULATED BUSINESSES -- FIELD SERVICES SEGMENT

     Our Field Services segment conducts our midstream activities, which include gathering and processing of natural gas. During 2004, we sold our Dauphin Island and Mobile Bay investments. Following these sales, our assets principally consist of our processing plants in south Louisiana. Below are the operating results and analysis of these results for our Field Services segment for the periods ended September 30:

                                                                               NINE MONTHS
                                                        QUARTER ENDED             ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
FIELD SERVICES SEGMENT RESULTS                         2004       2003       2004       2003
------------------------------                       --------   --------   --------   --------
                                                     (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Processing and gathering gross margins(1)..........   $   23     $   17     $   62     $   60
Operating expenses.................................       (9)        (9)       (27)       (13)
                                                      ------     ------     ------     ------
  Operating income.................................       14          8         35         47
Other income (expense).............................        5         (2)         9        (84)
                                                      ------     ------     ------     ------
  EBIT.............................................   $   19     $    6     $   44     $  (37)
                                                      ======     ======     ======     ======
Volumes and Prices:
  Processing
     Volumes (BBtu/d)..............................    1,693      1,550      1,674      1,667
                                                      ======     ======     ======     ======
     Prices ($/MMBtu)..............................   $ 0.14     $ 0.10     $ 0.13     $ 0.11
                                                      ======     ======     ======     ======
  Gathering
     Volumes (BBtu/d)..............................       17         23         19        116
                                                      ======     ======     ======     ======
     Prices ($/MMBtu)..............................   $ 0.06     $ 0.09     $ 0.08     $ 0.15
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

     For the quarter and nine months ended September 30, 2004, our EBIT was $13 million and $81 million higher than the same periods in 2003. Below is a summary of significant factors affecting EBIT.

                                       QUARTER ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------   ------------------------------------
                                   GROSS    OPERATING   OTHER     EBIT    GROSS    OPERATING   OTHER     EBIT
                                   MARGIN    EXPENSE    INCOME   IMPACT   MARGIN    EXPENSE    INCOME   IMPACT
                                   ------   ---------   ------   ------   ------   ---------   ------   ------
                                         FAVORABLE (UNFAVORABLE)                FAVORABLE (UNFAVORABLE)
                                              (IN MILLIONS)                          (IN MILLIONS)
Asset Sales
  Impact of reduced operations...  $   1      $  1      $  --     $ 2      $(8)      $  7       $--      $ (1)
  Gain on Mid-Continent midstream
     assets in 2003..............     --        --         --      --       --        (19)       --       (19)
  Impairments(1).................     --        (1)        --      (1)      --         (1)       80        79
Higher NGL Prices
  Processing.....................      5        --         --       5        8         --        --         8
  Javelina equity investment.....     --        --          5       5       --         --        13        13
Other............................     --        --          2       2        2         (1)       --         1
                                   -----      ----      -----     ---      ---       ----       ---      ----
                                   $   6      $ --      $   7     $13      $ 2       $(14)      $93      $ 81
                                   =====      ====      =====     ===      ===       ====       ===      ====

---------------

(1) Our equity investments in Dauphin Island and Mobile Bay were impaired in 2003 based on our anticipated losses on the sales of these investments, which were completed in the third quarter of 2004.

CORPORATE, NET

     Our corporate operations include our general and administrative functions as well as other unregulated activities, including our petroleum ship charter operations and various other contracts and assets, all of which are immaterial to our results in 2004 and do not constitute separate operating segments. During the first quarter of 2004, we reclassified our petroleum ship charter operations from discontinued operations to our continuing corporate operations. Our operating results for all periods reflect this change.

     For the quarter ended September 30, 2004, EBIT decreased $9 million from the same period in 2003. This decrease was primarily due to higher legal and environmental costs and higher minority interest expense in 2004. For the nine months ended September 30, 2004, EBIT increased by $12 million compared with the same period in 2003. This increase was due to higher operating income in 2004 on petroleum ship charters of $10 million due to higher demand for those services, and the favorable impact of 2003 losses of $13 million related to a gas supply contract with one of our affiliates that was terminated. Partially offsetting these favorable items were the higher costs discussed above.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and nine months ended September 30, 2004, was $29 million and $37 million lower than the same periods in 2003. Below is an analysis of our interest expense for the periods ended September 30:

                                                                          NINE MONTHS
                                                        QUARTER ENDED        ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                        -------------    -------------
                                                        2004    2003     2004    2003
                                                        ----    -----    ----    -----
                                                                (IN MILLIONS)
Long-term debt, including current maturities..........  $79     $106     $275    $307
Other interest........................................   --        1        1       5
Capitalized interest..................................   (4)      (3)      (9)     (8)
                                                        ---     ----     ----    ----
       Total interest and debt expense................  $75     $104     $267    $304
                                                        ===     ====     ====    ====

     Interest expense on long-term debt decreased primarily due to net retirements of debt during 2003 and 2004. Partially offsetting these retirements was the reclassification of our Coastal Finance I mandatorily redeemable preferred securities to long-term debt as a result of the adoption of SFAS No. 150 in 2003. Based on this reclassification, we began recording the preferred returns on these securities as interest expense rather than as distributions on preferred interests. Other interest decreased due to the retirements of other financing obligations.

AFFILIATED INTEREST INCOME (EXPENSE), NET

     Net affiliated interest expense decreased for the quarter and nine months ended September 30, 2004 compared with the same periods in 2003 primarily due to lower average advances balances with El Paso under our cash management program in 2004, partially offset by higher average short-term interest rates. During the fourth quarter of 2003, we received a $1.5 billion contribution from El Paso. This contribution lowered our average balances under El Paso's cash management program in 2004. The average advances balance for the third quarter decreased from a net liability of $2.1 billion in 2003 to a net asset of $0.2 billion in 2004 and for the nine months decreased from a net liability of $2.1 billion in 2003 to $0.3 billion in 2004. However, the average short-term interest rates for 2003 increased from 1.9% for the third quarter and 1.6% for the nine months to 2.5% for both the third quarter and the nine month periods in 2004.

DISTRIBUTIONS ON PREFERRED INTERESTS OF CONSOLIDATED SUBSIDIARIES

     Distributions on preferred interests of consolidated subsidiaries for the quarter and nine months ended September 30, 2004, were $1 million and $15 million lower than the same periods in 2003 primarily due to the reclassification of our Coastal Finance I mandatorily redeemable preferred securities to long-term financing obligations as a result of the adoption of SFAS No. 150 in 2003. Based on this reclassification, we began recording the preferred returns on these securities as interest expense rather than as distributions on preferred interests. Also contributing to the decrease was the redemption of the preferred stock of Coastal Securities Company Limited.

INCOME TAXES

     Income taxes included in our income from continuing operations and our effective tax rates for the periods ended September 30 were as follows:

                                                                                 NINE MONTHS
                                                             QUARTER ENDED          ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                            ----------------   ---------------
                                                             2004     2003      2004     2003
                                                            ------   -------   ------   ------
                                                             (IN MILLIONS, EXCEPT FOR RATES)
Income taxes..............................................   $21      $ (17)    $58      $72
Effective tax rate........................................    36%       100%     35%      28%

     We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to our year-to-date income or loss except for significant unusual or extraordinary transactions. Changes to these anticipated annual rates during an interim period can significantly affect our quarterly income taxes as we apply the revised rate to year-to-date income or loss. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

     Our effective tax rates were different than the statutory tax rate of 35 percent in 2004 and 2003 primarily due to:

     - state income taxes, net of federal income tax benefit; and

     - foreign income taxed at different rates.

     Additionally, during 2003 our effective tax rate was different than the statutory tax rate of 35 percent due to the abandonment of certain foreign investments. During the quarter ended September 30, 2003, we revised our anticipated annual effective tax rate due to the U.S. tax benefits associated with the abandonment of certain foreign investments. Our effective rate and the tax benefit recorded for the third quarter of 2003 reflects the downward revision of our federal taxable income for the nine months ended September 30, 2003, as a result of these abandonments, combined with low third quarter pretax book losses.

     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. We have not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. We are currently evaluating whether we will repatriate any foreign earnings under the American Jobs Creation Act, and are evaluating the other provisions of this legislation, which may impact our taxes in the future.

DISCONTINUED OPERATIONS

     For the nine months ended September 30, 2004, the loss from our discontinued operations was $151 million compared to a loss of $1,220 million during the same period in 2003. In 2004, we incurred $77 million of losses and impairments related to the sales of our discontinued Canadian and certain other international production operations, and $74 million from our discontinued petroleum markets activities, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs. The losses in 2003 primarily related to impairment charges on our Aruba and Eagle Point refineries and on chemical assets, and ceiling test charges on our Canadian production operations.

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

ITEM 4. CONTROLS AND PROCEDURES

     During 2004, we have been reviewing our internal controls over financial reporting as part of our compliance efforts under Section 404 of the Sarbanes-Oxley Act (SOX), which will apply to us at December 31, 2005, as well as in connection with investigations into matters that required the restatement of our historical financial statements for the periods from 1999 to 2002 and the first nine months of 2003. Our SOX review is being performed consistent with the guidance for independent auditors established by the Public Company Accounting Oversight Board in Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The project has entailed the detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, financial management responsible for those processes internally reviewed or "walked-through" these financial processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This involves testing the controls, including a review and inspection of the documentation supporting the operation of the controls on which we are placing reliance.

     During our reviews, we identified a number of deficiencies in our internal controls over financial reporting that we determined were material weaknesses in our internal control structure. These deficiencies, which we have previously disclosed, generally involved the control environment, information system access, documentation and application of generally accepted accounting principles, and deficiencies related to segregation of duties, account reconciliations and change management over information systems. Our management, with the oversight of El Paso's Audit Committee, has devoted considerable effort to remediating the material weaknesses identified, and has made improvements in our internal controls over financial reporting to address these weaknesses. Specifically, in the quarter ending September 30, 2004, we implemented new controls to improve our account reconciliation process, improve segregation of duties and strengthen information system change management processes. We believe that we have remediated the deficiencies in our internal controls related to all of the material weaknesses previously identified. However, we continue to test to determine whether the remediated controls are operating effectively. We expect to complete this testing by early February 2005. We are currently finalizing a framework upon which we will evaluate and classify the significance of deficiencies identified in our testing process. This is an area that involves judgment, and where interpretation and guidance continue to evolve. At this time, we have identified a number of deficiencies and areas where we can improve our internal controls. Following the completion of our testing procedures, we will assess whether there are any remaining material weaknesses, represented by either individually material deficiencies or an aggregation of significant deficiencies.

     Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Because we have not completed the testing of many of the processes and controls intended to remediate the control deficiencies identified in our reviews and of internal controls, we were unable to conclude that our disclosure controls and procedures were effective as of September 30, 2004. However, we did perform additional procedures to ensure that our disclosure controls and procedures were effective over the preparation of these financial statements.

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

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  10.D     Amended and Restated Credit Agreement dated as of November
           23, 2004, among El Paso Corporation, ANR Pipeline Company,
           Colorado Interstate Gas Company, El Paso Natural Gas
           Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative
           agent and as collateral agent (Exhibit 99.B to our Form 8-K filed November 29, 2004).
  10.E     Amended and Restated Security Agreement dated as of November
           23, 2004, made by among El Paso Corporation, ANR Pipeline
           Company, Colorado Interstate Gas Company, El Paso Natural
           Gas Company, Tennessee Gas Pipeline Company, the Subsidiary
           Grantors and certain other credit parties thereto and
           JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 99.C to our Form 8-K filed
           November 29, 2004).
  10.F     Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary
           Guarantors, as defined therein, in favor of JPMorgan Chase
           Bank, N.A., as collateral agent (Exhibit 99.D to our Form
           8-K filed November 29, 2004).
 *31.A     Certification of Chief Executive Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *31.B     Certification of Chief Financial Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *32.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.
 *32.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.

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

                                           EL PASO CORPORATION

Date: December 21, 2004                            /s/ D. DWIGHT SCOTT
                                            ------------------------------------
                                                      D. Dwight Scott
                                                 Executive Vice President,
                                                Chief Financial Officer, and
                                                          Director
                                               (Principal Financial Officer)

Date: December 21, 2004                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  10.D     Amended and Restated Credit Agreement dated as of November
           23, 2004, among El Paso Corporation, ANR Pipeline Company,
           Colorado Interstate Gas Company, El Paso Natural Gas
           Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative
           agent and as collateral agent (Exhibit 99.B to our Form 8-K filed November 29, 2004).
  10.E     Amended and Restated Security Agreement dated as of November
           23, 2004, made by among El Paso Corporation, ANR Pipeline
           Company, Colorado Interstate Gas Company, El Paso Natural
           Gas Company, Tennessee Gas Pipeline Company, the Subsidiary
           Grantors and certain other credit parties thereto and
           JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 99.C to our Form 8-K filed
           November 29, 2004).
  10.F     Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary
           Guarantors, as defined therein, in favor of JPMorgan Chase
           Bank, N.A., as collateral agent (Exhibit 99.D to our Form
           8-K filed November 29, 2004).
 *31.A     Certification of Chief Executive Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *31.B     Certification of Chief Financial Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *32.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.
 *32.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.