Form 10-Q
period 2005-03-31
EL PASO CGP CO
filed 2005-05-12
CIK 21267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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
Telephone Number: (713) 420-2600
Internet Website: www.elpaso.com
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common Stock, par value $1 per share. Shares outstanding on May 12, 2005: 1,000
      EL PASO CGP COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO CGP COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
     Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
BBtu	= billion British thermal units
Bcf	= billion cubic feet
Bcfe	= billion cubic feet of natural gas equivalents
MBbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
MW	= megawatt
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
     When we refer to “us”, “we”, “our”, “ours”, or “El Paso CGP”, we are describing El Paso CGP Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Operating revenues	$580	$537

Operating expenses
Cost of products and services	128	108
Operation and maintenance	129	127
Depreciation, depletion and amortization	120	113
(Gain) loss on long-lived assets	(1)	88
Taxes, other than income taxes	22	12

	398	448

Operating income	182	89
Earnings (losses) from unconsolidated affiliates	(14)	35
Other income, net	7	6
Interest and debt expense	(73)	(101)
Affiliated interest income (expense), net	2	(14)

Income before income taxes	104	15
Income taxes	44	5

Income from continuing operations	60	10
Discontinued operations, net of income taxes	(2)	(128)

Net income (loss)	$58	$(118)

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$265	$80
Accounts and notes receivable
Customers, net of allowance of $26 in 2005 and $29 in 2004	285	281
Affiliates	149	264
Other	94	93
Inventory	47	58
Assets from discontinued operations	25	106
Deferred income taxes	100	87
Other	48	49

Total current assets	1,013	1,018

Property, plant and equipment, at cost
Natural gas and oil properties, at full cost	7,227	7,153
Pipelines	7,029	7,040
Power facilities	177	373
Gathering and processing systems	139	141
Other	90	89

	14,662	14,796
Less accumulated depreciation, depletion and amortization	7,881	7,997

Total property, plant and equipment, net	6,781	6,799

Other assets
Investments in unconsolidated affiliates	858	894
Goodwill and other intangible assets, net	427	426
Other	305	207

	1,590	1,527

Total assets	$9,384	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

Current liabilities
Accounts payable
Trade	$145	$234
Affiliates	118	61
Other	213	214
Current maturities of long-term debt	273	310
Notes payable to affiliates	46	211
Liabilities from price risk management activities	173	148
Accrued interest	68	59
Other	194	231

Total current liabilities	1,230	1,468

Long-term financing obligations, less current maturities	3,642	3,447

Other
Deferred income taxes	736	691
Other	376	388

	1,112	1,079

Commitments and contingencies
Securities of subsidiaries	157	158

Stockholder’s equity
Common stock, par value $1 per share; authorized and issued 1,000 shares	—	—
Additional paid-in capital	3,181	3,181
Retained earnings	94	36
Accumulated other comprehensive loss	(32)	(25)

Total stockholder’s equity	3,243	3,192

Total liabilities and stockholder’s equity	$9,384	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net income (loss)	$58	$(118)
Less loss from discontinued operations, net of income taxes	(2)	(128)

Net income before discontinued operations	60	10
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	120	113
(Gain) loss on long-lived assets	(1)	88
Earnings (losses) from unconsolidated affiliates, adjusted for cash distributions	60	(16)
Deferred income tax expense	31	9
Other non-cash items	(8)	2
Asset and liability changes	43	158

Cash provided by continuing operations	305	364
Cash provided by (used in) discontinued operations	(13)	142

Net cash provided by operating activities	292	506

Cash flows from investing activities
Additions to property, plant and equipment	(125)	(131)
Purchases of interests in equity investments	(1)	(8)
Net proceeds from the sale of assets and investments	3	3
Net change in restricted cash	13	(72)
Net change in notes receivable from affiliates	(67)	7
Increase in notes from unconsolidated affiliates	6	6
Other	3	2

Cash used in continuing operations	(168)	(193)
Cash provided by discontinued operations	74	1,057

Net cash provided by (used in) investing activities	(94)	864

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(42)	(252)
Net proceeds from the issuance of long-term debt and other financing obligations	197	—
Decrease in notes payable to unconsolidated affiliates	(166)	(800)
Proceeds from issuance of securities of subsidiaries	1	73
Contributions from discontinued operations	61	834
Other	(3)	—

Cash provided by (used in) continuing operations	48	(145)
Cash used in discontinued operations	(61)	(1,199)

Net cash used in financing activities	(13)	(1,344)

Change in cash and cash equivalents	185	26
Cash and cash equivalents
Beginning of period	80	150

End of period	$265	$176

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Net income (loss)	$58	$(118)

Foreign currency translation adjustments	3	—
Unrealized net gains (losses) from cash flow hedging activity
Unrealized mark-to-market losses arising during period (net of income taxes of $15 in 2005 and $8 in 2004)	(25)	(14)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $9 in 2005 and $4 in 2004)	15	7

Other comprehensive loss	(7)	(7)

Comprehensive income (loss)	$51	$(125)

See accompanying notes.

EL PASO CGP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We are a wholly-owned, direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2005, and for the quarters ended March 31, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. In mid-2004, we discontinued our Canadian and certain other international natural gas and oil production operations. Our results for all periods reflect these operations as discontinued.
     Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
     New Accounting Pronouncements Issued But Not Yet Adopted
      As of March 31, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Deferred Taxes on Foreign Earnings. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 clarified the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the United States. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The United States Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. We have not yet determined the potential range of our foreign earnings that could be impacted by this legislation and FSP No. 109-2, and we continue to evaluate whether we will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on our financial statements.
      Accounting for Asset Retirement Obligations. In March 2005, the FASB Issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligations are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards (SFAS) No. 143, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability only when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

2. Divestitures

Sales of Assets and Investments
      During the quarters ended March 31, 2005 and 2004, we completed the sale of a number of assets and investments. Our Power segment received cash proceeds from asset and investment sales of $3 million in each of the quarters ended March 31, 2005 and 2004. Additionally, in the quarters ended March 31, 2005 and 2004, we received proceeds of $79 million and $1,243 million from sales of assets related to our discontinued operations.
      The following table summarizes the significant assets sold during the quarters ended March 31:

	2005	2004

Power	• Eagle Point power facility	• Mohawk River Funding IV
	• Rensselaer power facility

Discontinued	• Interest in Paraxylene facility • MTBE processing facility	• Natural gas and oil production properties in Canada • Aruba and Eagle Point refineries
      In April 2005, we also completed the sale of a power turbine for $15 million.
      Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals by El Paso’s management or its Board of Directors and when they meet other criteria. As of March 31, 2005 and December 31, 2004, we had assets held for sale related to certain domestic power assets, which were fully impaired in previous years and which we expect to sell within the next twelve months.

Discontinued Operations
      International Natural Gas and Oil Production Operations. During 2004, our Canadian and certain other international natural gas and oil production operations were approved for sale. As of December 31, 2004, we had completed the sale of all of our Canadian operations and substantially all of our operations in Indonesia for total proceeds of approximately $389 million. We expect to complete the sale of the remainder of these properties in 2005.
      Petroleum Markets. During 2003, El Paso’s Board of Directors approved the sales of our petroleum markets businesses and operations. These businesses and operations consisted of our Eagle Point and Aruba refineries, our asphalt business, our Florida terminal, tug and barge business, our lease crude operations, our Unilube blending operations, our domestic and international terminalling facilities and our petrochemical and chemical plants. In 2004, we completed the sales of our Aruba and Eagle Point refineries for approximately $880 million.

      The petroleum markets and other international natural gas and oil production operations discussed above are classified as discontinued operations in our financial statements. All of the assets and liabilities of these discontinued businesses are classified as current assets and liabilities as of March 31, 2005 and December 31, 2004. The summarized operating results data and financial position data of our discontinued operations were as follows:

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

	(In millions)
Operating Results Data

Quarter Ended March 31, 2005
Revenues	$44	$2	$46
Costs and expenses	(53)	(1)	(54)
Gain (loss) on long-lived assets	3	(1)	2
Other income	15	—	15

Income before income taxes	9	—	9
Income taxes	12	(1)	11

Income (loss) from discontinued operations, net of income taxes	$(3)	$1	$(2)

Quarter Ended March 31, 2004
Revenues	$639	$27	$666
Costs and expenses	(653)	(44)	(697)
Loss on long-lived assets	(42)	(93)	(135)
Other expense	(2)	—	(2)
Interest and debt expense	(3)	1	(2)

Loss before income taxes	(61)	(109)	(170)
Income taxes	(6)	(36)	(42)

Loss from discontinued operations, net of income taxes	$(55)	$(73)	$(128)

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

	(In millions)
Financial Position Data
March 31, 2005
Assets of discontinued operations
Accounts and notes receivable	$—	$1	$1
Inventory	2	—	2
Other current assets	1	1	2
Property, plant and equipment, net	12	5	17
Other non-current assets	3	—	3

Total assets	$18	$7	$25

Liabilities of discontinued operations
Accounts payable	$2	$—	$2
Other current liabilities	2	—	2
Other non-current liabilities	3	—	3

Total liabilities	$7	$—	$7

December 31, 2004
Assets of discontinued operations
Accounts and notes receivable	$39	$2	$41
Inventory	8	—	8
Other current assets	3	1	4
Property, plant and equipment, net	14	6	20
Other non-current assets	33	—	33

Total assets	$97	$9	$106

Liabilities of discontinued operations
Accounts payable	$5	$—	$5
Other current liabilities	3	—	3
Other non-current liabilities	3	—	3

Total liabilities	$11	$—	$11

3. (Gain) Loss on Long-Lived Assets
      Our (gain) loss on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets. During the quarters ended March 31, our (gain) loss on long-lived assets was as follows:

	2005	2004

	(In millions)
Net realized gain	$(2)	$(1)
Asset impairments	1	89

(Gain) loss on long-lived assets	(1)	88
Loss on investments in unconsolidated affiliates(1)	44	—

Loss on long-lived assets and investments	$43	$88

(1)	See Note 9 for a further description of these losses.

     In the first quarter of 2004, our Power segment recorded an $89 million impairment charge related to the sale of our subsidiary, Utility Contract Funding, which owned a restructured power contract.
4. Inventory
      We have the following inventory recorded on our balance sheets:

	March 31,	December 31,
	2005	2004

	(In millions)
Materials and supplies and other	$42	$40
Natural gas liquids	5	18

Total inventory	$47	$58

5. Debt, Other Financing Obligations and Other Credit Facilities
      We had the following borrowings and other financing obligations on our balance sheets:

	March 31,	December 31,
	2005	2004

	(In millions)
Current maturities of long-term debt	$273	$310
Long-term financing obligations	3,642	3,447

Total	$3,915	$3,757

Long-Term Financing Obligations
      From January 1, 2005 through the date of this filing, we had the following changes in our long-term financing obligations:

					Cash Received/
Company	Type	Interest Rate		Book Value	Paid

				(In millions)
Issuances and other increases
Colorado Interstate Gas Company (CIG)	Senior notes due 2015	5.95%		$200	$197

Increases through March 31, 2005				200	197
Cheyenne Plains Gas Pipeline Company	Non-recourse term loan due 2015	Variable	(1)	266	261

Increases through filing date				$466	$458

Repayments, repurchases, retirements and other
Other	Long-term debt	Various		$42	$42

Decreases through March 31, 2005				42	42
Other	Long-term debt	Various		2	2

Decreases through filing date				$44	$44

(1)	In addition to the borrowing, we have an associated letter of credit facility for $12 million, under which we issued $6 million of letters of credit in May 2005. We also concurrently entered into swaps in May 2005 to convert the variable interest rate on approximately $213 million of this debt to a current fixed rate of 5.94 percent.

Credit Facilities
      Certain of our subsidiaries, ANR Pipeline Company (ANR) and CIG, are eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our interests in ANR, CIG, Wyoming Interstate Gas Company, Ltd. (WIC) and ANR Storage Company, along with other El Paso interests, serve as collateral. In addition, certain of El Paso’s and our subsidiaries guarantee amounts borrowed under the agreement. At March 31, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement, none of which was borrowed or issued on behalf of ANR or CIG. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
6. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss have been briefed and argued and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Will Price (formerly Quinque). A number of our subsidiaries are named as defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys’ fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs’ motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Motions for class certification have been briefed and argued in both proceedings, and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      MTBE. In compliance with the 1990 amendments to the Clean Air Act, we used the gasoline additive methyl tertiary-butyl ether (MTBE) in some of our gasoline. We have also produced, bought, sold and distributed MTBE. A number of lawsuits have been filed throughout the U.S. regarding MTBE’s potential impact on water supplies. We and some of our subsidiaries are among the defendants in over 60 such lawsuits. As a result of a ruling issued on March 16, 2004, these suits have been or are in the process of being consolidated for pre-trial purposes in multi-district litigation in the U.S. District Court for the Southern District of New York. The plaintiffs, certain state attorneys general and various water districts, seek remediation of their groundwater, prevention of future contamination, a variety of compensatory damages, punitive damages, attorney’s fees, and court costs. Our costs and legal exposure related to these lawsuits are not currently determinable.
      Reserves. We have been named as a defendant in a purported class action claim styled, GlickenHaus & Co. et. al. v. El Paso Corporation, El Paso CGP Company, et. al., filed in April 2004 in federal court in Houston. The plaintiffs have also sued several individuals. The plaintiffs generally allege that our reporting of oil and gas reserves was materially false and misleading between February 2000 and February 2004. This lawsuit has been consolidated with other purported securities class action lawsuits in Oscar S. Wyatt et. al. v. El Paso Corporation et. al. pending in federal court in Houston.

Government Investigations
      Power Restructuring. In October 2003, El Paso announced that the SEC had authorized the staff of the Fort Worth Regional Office to conduct an investigation of certain aspects of our periodic reports filed with the SEC. The investigation appears to be focused principally on our power plant contract restructurings and the related disclosures and accounting treatment for the restructured power contracts, including, in particular, the Eagle Point restructuring transaction completed in 2002. We are cooperating with the SEC investigation.
      Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to our December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents with regard to these reserve revisions. We are assisting El Paso and its Audit Committee in their efforts to cooperate with the SEC’s and the U.S. Attorney’s investigations of this matter.
      Iraq Oil Sales. In September 2004, The Coastal Corporation (now known as El Paso CGP Company) received a subpoena from the grand jury of the U.S. District Court for the Southern District of New York to produce records regarding the United Nations’ Oil for Food Program governing sales of Iraqi oil. The subpoena seeks various records relating to transactions in oil of Iraqi origin during the period from 1995 to 2003. In November 2004, we received an order from the SEC to provide a written statement and to produce certain documents in connection with The Coastal Corporation’s and El Paso’s participation in the Oil for Food Program. We have also received informal requests for information and documents from the United States Senate’s Permanent Subcommittee of Investigations and the House of Representatives International Relations Committee related to our purchases of Iraqi crude under the Oil for Food Program. We are cooperating with the U.S. Attorney’s, the SEC’s, the Senate Subcommittee’s and the House Committee’s investigations of this matter.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.
Rates and Regulatory Matters
      Accounting for Pipeline Integrity Costs. In November 2004, the Federal Energy Regulatory Commission (FERC) issued a proposed accounting release that may impact certain costs our interstate pipelines incur related to their pipeline integrity programs. If the release is enacted as written, we would be required to expense certain future pipeline integrity costs instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact of this potential accounting release, we currently estimate that if the release is enacted as written, we would be required to expense an additional amount of pipeline integrity expenditures in the range of approximately $6 million to $12 million annually over the next eight years.
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
      For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. As of March 31, 2005, we had approximately $31 million accrued for all outstanding legal and other contingent matters.
Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2005, we had accrued approximately $128 million, including approximately $126 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $2 million for related environmental legal costs, which we anticipate incurring through 2027. Of the $128 million accrual, $43 million was reserved for facilities we currently operate, and $85 million was reserved for non-operating sites (facilities that are shut down or have been sold) and Superfund sites.
      Our reserve estimates range from approximately $128 million to approximately $199 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($37 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($91 million to $162 million) and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

	March 31, 2005

Sites	Expected	High

	(In millions)
Operating	$43	$49
Non-operating	81	142
Superfund	4	8

Total	$128	$199

      Below is a reconciliation of our accrued liability from January 1, 2005, to March 31, 2005 (in millions):

Balance as of January 1, 2005	$128
Additions/adjustments for remediation activities	6
Payments for remediation activities	(7)
Other changes, net	1

Balance as of March 31, 2005	$128

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $31 million. In addition, we expect to make capital expenditures for environmental matters of approximately $24 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 23 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third-parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2005, we have estimated our share of the remediation costs at these sites to be between $4 million and $8 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.
      It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment and injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.
Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K for a description of these guarantees. As of March 31, 2005, we had approximately $10 million of both financial and performance guarantees not otherwise reflected in our financial statements.
7. Retirement Benefits
      The components of net benefit cost for our pension and postretirement benefit plans for the quarters ended March 31 are as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(In millions)
Interest cost	$1	$1	$1	$1
Expected return on plan assets	(1)	(1)	(1)	(1)

Net benefit cost	$—	$—	$—	$—

      In 2004, we adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This pronouncement required us to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our postretirement benefit plans that provide drug benefits that are covered by that legislation. The adoption of FSP No. 106-2 decreased our accumulated postretirement benefit obligation by $5 million. In addition, it reduced our net periodic benefit cost by less than $1 million for the first quarter of 2005. Our actual and expected contributions for 2005 were not reduced by subsidies under this legislation.
      We made $4 million and $5 million of cash contributions to our other postretirement plans during the quarters ended March 31, 2005 and 2004. We expect to contribute an additional $12 million to our other postretirement plans for the remainder of 2005. Contributions to our pension plan are expected to be less than $1 million for the remainder of 2005.
8. Business Segment Information
      Our regulated business consists of our Pipelines segment, while our non-regulated businesses consist of our Production, Power, and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate operations include our general and administrative functions, as well as various other contracts and assets, all of which are immaterial. During the second quarter of 2004, we reclassified our Canadian and certain other international natural gas and oil production operations from our Production segment to discontinued operations in our financial statements. Our operating results for all periods presented reflect these operations as discontinued.

      We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income (expense). Our business operations consist of both consolidated businesses, as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our EBIT to our income from continuing operations for the quarters ended March 31:

	2005	2004

	(In millions)
Total EBIT	$175	$130
Interest and debt expense	(73)	(101)
Affiliated interest income (expense), net	2	(14)
Income taxes	(44)	(5)

Income from continuing operations	$60	$10

      The following tables reflect our segment results for the quarters ended March 31:

	Regulated	Non-regulated

					Field
	Pipelines	Production		Power	Services	Corporate(1)	Total

	(In millions)
2005
Revenues from external customers	$305	$110	(2)	$22	$135	$8	$580
Intersegment revenues	8	20		—	—	(28)	—
Operation and maintenance	67	39		19	5	(1)	129
Depreciation, depletion and amortization	38	77		2	2	1	120
Gain on long-lived assets	—	—		(1)	—	—	(1)

Operating income (loss)	$164	$4		$(3)	$13	$4	$182
Earnings (losses) from unconsolidated affiliates	19	—		(31)	(2)	—	(14)
Other income, net	1	2		3	—	1	7

EBIT	$184	$6		$(31)	$11	$5	$175

2004
Revenues from external customers	$237	$151	(2)	$54	$79	$16	$537
Intersegment revenues	—	12		—	—	(12)	—
Operation and maintenance	59	39		23	6	—	127
Depreciation, depletion and amortization	30	76		4	1	2	113
Loss on long-lived assets	—	—		88	—	—	88

Operating income (loss)	$110	$45		$(80)	$11	$3	$89
Earnings (losses) from unconsolidated affiliates	22	(2)		12	3	—	35
Other income, net	—	—		5	—	1	6

EBIT	$132	$43		$(63)	$14	$4	$130

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. For the quarters ended March 31, 2005 and 2004, we recorded an intersegment revenue elimination of $28 million and $12 million, which is included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk with our affiliate associated with our natural gas and oil production.

     Total assets by segment are presented below:

	March 31,	December 31,
	2005	2004

	(In millions)
Regulated
Pipelines	$5,865	$5,717
Non-regulated
Production	1,954	2,000
Power	691	716
Field Services	289	312

Total segment assets	8,799	8,745
Corporate	560	493
Discontinued operations	25	106

Total consolidated assets	$9,384	$9,344

9.	Investments in Unconsolidated Affiliates and Related Party Transactions
      We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are interstate pipelines and power generation plants. Our income statement reflects our share of earnings (losses) from unconsolidated affiliates, which includes income or losses directly attributable to the net income or loss of our equity investments as well as impairments and other adjustments. In addition, for investments we are in the process of selling, or for those that we have previously impaired, we evaluate the income generated by the investment and record an amount that we believe is realizable. For losses, we assess whether such amounts have already been considered in a related impairment. Our net ownership interest and earnings (losses) from our unconsolidated affiliates are as follows:

		Earnings
		(Losses) from
	Net	Unconsolidated
	Ownership	Affiliates
	Interest	Quarter Ended
		March 31,
	March 31,
	2005	2005	2004

	(Percent)
		(In millions)
Domestic:
Great Lakes Gas Transmission LP and Company (Great Lakes)	50	$17	$20
Midland Cogeneration Venture (MCV)(1)	44	1	5
Javelina	40	1	3
Other Domestic Investments	various	(1)	(3)

Total domestic		18	25

Foreign:
Asia Investments(2)	various	(39)	7
Other Foreign Investments	various	7	3

Total foreign		(32)	10

Total earnings (losses) from unconsolidated affiliates		$(14)	$35

(1)	Our proportionate share of earnings reported by MCV was $92 million for the quarter ended March 31, 2005, largely due to changes in accounting for derivative contracts. We decreased our proportionate share of equity earnings for MCV by $91 million to reflect the amount of earnings that we believe will be realized.

(2)	Consists of our investments in six power plants, including Habibullah Power and Saba Power Company. Our proportionate share of earnings reported by our Asia investments was $6 million for the quarter ended March 31, 2005. We decreased our proportionate share of equity earnings for our Asia investments by $4 million to reflect the amount of earnings that we believe will be realized.
     During the quarter ended March 31, 2005, we recognized $44 million of impairment charges on our equity investments, which was primarily attributable to our impairment of our Asia investments of $41 million that we impaired based on additional information received during the sales process. We did not recognize any impairment charges on our equity investments for the quarter ended March 31, 2004.

      The summarized financial information below includes our proportionate share of the operating results of our unconsolidated affiliates, including affiliates in which we hold a less than 50 percent interest as well as those in which we hold a greater than 50 percent interest for the quarters ended March 31:

		Great	Other
	MCV	Lakes	Investments	Total

	(In millions)
2005
Operating results data
Revenues	$65	$35	$64	$164
Operating expenses	(35)	15	42	22
Income from continuing operations	92	11	14	117
Net income(1)	92	11	14	117
2004
Operating results data
Revenues	$70	$36	$64	$170
Operating expenses	53	13	50	116
Income from continuing operations	5	13	12	30
Net income(1)	5	13	12	30

(1)	Includes net income of $7 million and $8 million for the quarters ended March 31, 2005 and 2004, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest. Our proportionate share of Great Lakes’ net income includes our share of taxes recorded by Great Lakes. Our earnings from unconsolidated affiliates recognized in our income statements are presented before these taxes.
     We received distributions and dividends from our investments of $46 million and $24 million for each of the quarters ended March 31, 2005 and 2004. In January 2004, we also received $54 million of non-cash assets and liabilities as a liquidating distribution of our equity investment in Noric Holdings I, LLC. We did not recognize a gain or loss on this distribution.
     Related Party Transactions
      We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact on transactions with our affiliates for the quarters ended March 31:

	2005	2004

	(In millions)
Operating revenue	$94	$200
Cost of sales	18	17
Reimbursement for operating expenses	1	1
Charges from affiliates	46	51
Other income	4	4
      Revenues and Expenses. We enter into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of business to transport, sell and purchase natural gas and natural gas liquids (NGL) and various contractual agreements for trading activities. Substantially all of our revenues and cost of sales from related parties for the quarters ended March 31, 2005 and 2004, were with El Paso affiliates, and primarily related to transactions with our Production segment. We have also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 for our expected administrative costs associated with hedging transactions we entered into in December 2004.
      Cash Management Program and Affiliate Receivables/Payables. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At December 31, 2004, we had borrowed $166 million. However, at March 31, 2005, we had a cash advance receivable from El Paso of $120 million under this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At March 31, 2005, this receivable was classified as a non-current note receivable from affiliates on our balance sheet. At March 31, 2005, the interest rate on this receivable was 3.6%. At December 31, 2004, the interest rate on the payable was 2.0%. We also had other notes payable to related parties of $46 million and $45 million and other accounts payable to related parties of $118 million and $61 million at March 31, 2005 and December 31, 2004.
      In addition, we had a demand note receivable with El Paso of $124 million at March 31, 2005, at an interest rate of 3.3%. At December 31, 2004, the demand note receivable was $177 million at an interest rate of 2.7%. Also, at March 31, 2005 and December 31, 2004, we had accounts and notes receivable from related parties of $25 million and $87 million. In addition, we had non-current advances to unconsolidated affiliates of $48 million and $69 million included in other non-current assets at March 31, 2005 and at December 31, 2004.
      Affiliate income taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have U.S. federal and state income taxes payable of $53 million and $46 million at March 31, 2005 and December 31, 2004, included in other current liabilities on our balance sheets. The majority of these balances will become payable to El Paso.
      Other. During the first quarter of 2004, Coastal Stock Company, our wholly-owned subsidiary, issued 68,000 shares of its Class A Preferred Stock to a subsidiary of El Paso for $71 million. We included the proceeds from the issuance of these shares as securities of subsidiaries in our balance sheet.
      Guarantees. In April 2005, we signed an agreement with our affiliate, El Paso Production Holding Company (EPPH), in which EPPH agreed to be responsible for our financial obligations that Minerals Management Service requires for oil spills and plug and abandonment liabilities. We agreed to reimburse EPPH for any costs incurred associated with the guarantee and have placed $10 million in an escrow account for the benefit of EPPH to cover our obligations.
  Contingent Matters that Could Impact Our Investments
      Economic Conditions in the Dominican Republic. We have investments in power projects in the Dominican Republic with an aggregate exposure of approximately $105 million. We own an approximate 25 percent ownership interest in a 416 MW power generating complex known as Itabo. We also own an approximate 48 percent interest in a 67 MW heavy fuel oil fired power project known as the CEPP project. In 2003, an economic crisis developed in the Dominican Republic resulting in a significant devaluation of the Dominican peso. As a result of these economic conditions, combined with the high prices on imported fuels, and due to their inability to pass through these high fuel costs to their consumers, the local distribution companies that purchase the electrical output of these facilities have been delinquent in their payments to CEPP and Itabo and to the other generating facilities in the Dominican Republic since April 2003. The failure to pay generators resulted in the inability of the generators to purchase fuel required to produce electricity resulting in significant energy shortfalls in the country. In addition, a recent local court decision has resulted in the potential inability of CEPP to continue to receive payments for its power sales, which may affect CEPP’s ability to operate. We are contesting the local court decision. We continue to monitor the economic and regulatory situation in the Dominican Republic and, as new information becomes available or future material developments arise, it is possible that impairments of these investments may occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We reflect these advances as investing activities in our statement of cash flows. At March 31, 2005, we had a cash advance receivable from El Paso of $120 million under this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At March 31, 2005, this receivable was classified as a non-current note receivable from affiliate on our balance sheet. In addition to El Paso’s cash management program, certain of our subsidiaries, ANR and CIG, are eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our interests in ANR, CIG, WIC and ANR Storage, along with other El Paso interests, serve as collateral. In addition, certain of El Paso’s and our subsidiaries guarantee amounts borrowed under the agreement. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations.
Segment Results
      Below are our results of operations (as measured by EBIT) by segment. Our regulated business consists of our Pipelines segment, while our unregulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate activities include our general and administrative functions, as well as various other contracts and assets, all of which are immaterial. In mid-2004, we discontinued our Canadian and certain other international natural gas and oil production operations. Our results for all periods reflect these operations as discontinued.
      We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income (expense). Our business operations consist of both consolidated businesses, as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the performance of all of our businesses and investments. Also, we exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our consolidated EBIT to our consolidated net income (loss) for the quarters ended March 31:

	2005	2004

	(In millions)
Regulated Business
Pipelines	$184	$132
Non-regulated Businesses
Production	6	43
Power	(31)	(63)
Field Services	11	14

Segment EBIT	170	126
Corporate	5	4

Consolidated EBIT from continuing operations	175	130
Interest and debt expense	(73)	(101)
Affiliated interest income (expense), net	2	(14)
Income taxes	(44)	(5)

Income from continuing operations	60	10
Discontinued operations, net of income taxes	(2)	(128)

Net income (loss)	$58	$(118)

Individual Segment Results
Regulated Business — Pipelines Segment
      Our Pipelines segment consists of interstate natural gas transmission, storage and related services in the United States. We face varying degrees of competition in this segment from other pipelines and proposed LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, nuclear, coal and fuel oil. For a further discussion of the business activities of our Pipelines segment, see our 2004 Annual Report on Form 10-K.
     Operating Results
      Below are the operating results and analysis of these results for our Pipelines segment for the quarters ended March 31:

	2005	2004

	(In millions, except
	volume amounts)
Operating revenues	$313	$237
Operating expenses	(149)	(127)

Operating income	164	110
Other income, net	20	22

EBIT	$184	$132

Throughput volumes (BBtu/d)	9,576	8,901

      The following contributed to our overall EBIT increase of $52 million for the quarter ended March 31, 2005 as compared to the same period in 2004:

	Revenue	Expense	Other	EBIT

	Favorable/(Unfavorable)
	(In millions)
Contract modifications/terminations	$29	$—	$—	$29
Gas not used in operations, processing revenues and other natural gas sales	35	(10)	—	25
Mainline expansions	11	(7)	1	5
Equity earnings from our investment in Great Lakes	—	—	(3)	(3)
Other(1)	1	(5)	—	(4)

Total impact on EBIT	$76	$(22)	$(2)	$52

(1)	Consists of individually insignificant items across several of our pipeline systems.
     The following provides further discussion of some of the items listed above as well as an outlook on events that may affect our operations in the future.
      Contract Modifications/Terminations. In March 2005, ANR completed a restructuring of its transportation contracts with one of its shippers on its Southwest and Southeast Legs as well as a related gathering contract. As a result of this restructuring, ANR recognized $29 million of revenues in the first quarter of 2005.
      Gas Not Used in Operations, Processing Revenues and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to recover and dispose of according to our tariffs or FERC order(s), relative to the amount of gas we use for operating purposes, and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period, and are influenced by factors such as adjustments in fuel rates, system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. In addition, we anticipate that recoveries of gas not used in operations will be significantly impacted by a FERC directive to implement a fuel tracker with a true-up mechanism in 2005 that will mitigate ANR’s risk for under-recovery of gas needed for operations while limiting ANR’s recovery of gas not used in operations. During the first quarter of 2005, the continuing sales of higher volumes of natural gas made available by ANR’s Storage Realignment Project resulted in an overall favorable impact to our operating results in 2005. We anticipate that this overall activity will continue to vary in the future and will be impacted by things such as rate actions, some of which have already been implemented, efficiency of our pipeline operations, natural gas prices and other factors. For a further discussion of this area of our business, refer to our 2004 Annual Report on Form 10-K.
      Expansions. As of January 31, 2005, our Cheyenne Plains Gas Pipeline was placed in-service. As a result, revenues increased by $11 million and overall EBIT increased by $5 million during the first quarter of 2005 compared to the same period in 2004.
      Regulatory and Other Matters. In November 2004, the FERC issued a proposed accounting release that may impact certain costs our interstate pipelines incur related to their pipeline integrity programs. If the release is enacted as written, we would be required to expense certain future pipeline integrity costs instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact of this potential accounting release, we currently estimate that if the release is enacted as written, we would be required to expense an additional amount of pipeline integrity expenditures in the range of approximately $6 million to $12 million annually over the next eight years.
      Our pipeline systems periodically file for changes in their rates which are subject to the approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact our profitability. For a further discussion of our current and upcoming rate proceedings, refer to our 2004 Annual Report on Form 10-K.

      ANR has previously filed claims with a bankruptcy court to recover damages from USGen New England, Inc. (USGen) related to two rejected transportation agreements. In April 2005, ANR and USGen signed a Stipulation and Consent Order (Order), which provides that ANR will receive approximately $14 million, plus interest on its claims. The Order was approved by the bankruptcy court.
Non-regulated Business — Production Segment

Overview
      Our Production segment conducts our natural gas and oil exploration and production activities. Our operating results in this segment are driven by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices and minimize our total administrative costs. We continue to manage our portfolio through a more rigorous capital review process and a more balanced allocation of our capital to our existing development and exploration projects.

Operational Factors Affecting the Quarter Ended March 31, 2005
      During the first quarter of 2005, our Production segment continued to benefit from a strong commodity price environment. Our production volumes have declined from the fourth quarter of 2004 to the first quarter of 2005 due to mechanical well failures and normal production declines. Specifically, during the quarter ended March 31, 2005, we experienced:

•	Change in realized prices. Realized natural gas prices, which include the impact of our hedges, decreased 18 percent while oil, condensate and NGL increased 32 percent compared to 2004.

•	Average daily production of 302 MMcfe/d (excluding discontinued operations of 5 MMcfe/d). Our first quarter 2005 total equivalent production declined 5 Bcfe, or 15 percent, compared to the first quarter of 2004 due to normal production declines and lower capital spending programs over the last several years.

•	Capital expenditures of $82 million. Our first quarter capital expenditures include the acquisition of the interest held by one of our partners under a net profits interest agreement and a small offshore acquisition for a total of $25 million. These acquisitions added properties with approximately 9 Bcfe of proved reserves and 4 MMcfe/d of current production. We have integrated these acquisitions into our operations with minimal additional administrative expenses.

Outlook for Remainder of 2005
      For the second quarter of 2005, we estimate that approximately 60 percent of our anticipated natural gas production will be hedged at an average price of $3.31 per MMBtu, which is significantly lower than current market prices for natural gas and will continue to affect the revenues we realize. We expect our depletion rate to increase to $2.79 per Mcfe in the second quarter of 2005 from $2.73 per Mcfe in the first quarter of 2005 due to higher finding and development costs.

Production Hedge Position
      As part of our overall strategy, we hedge our natural gas and oil production through our affiliate, El Paso Marketing, L.P., to stabilize cash flows, reduce the risk of downward commodity price movements on our sales and to protect the economic assumptions associated with our capital investment programs. Our current hedge position, as further described in our 2004 Annual Report on Form 10-K, includes average hedge prices that are significantly below the current market price for natural gas.
      Overall, we experienced a significant decrease in the fair value of our hedging derivatives discussed above in the first quarter of 2005. These non-cash fair value decreases are generally deferred in our accumulated other comprehensive income and will be realized in our operating results at the time the production volumes to which they relate are sold. As of March 31, 2005, the fair value of these positions deferred in accumulated other comprehensive income is a loss of $173 million. The income impact of the settlement of these derivative commodity instruments will be substantially offset by the impact of a corresponding change in the price to be received when the hedged natural gas production is sold.

Operating Results
      Below are the operating results and analysis of these results for our Production segment for the quarters ended March 31:

	2005	2004

	(In millions)
Operating Revenues:
Natural gas	$86	$125
Oil, condensate and NGL	44	37
Other	—	1

Total operating revenues	130	163
Transportation and net product costs	(4)	(5)

Total operating margin	126	158

Depreciation, depletion and amortization	(77)	(76)
Production costs(1)	(29)	(21)
General and administrative expenses	(16)	(16)

Total operating expenses(2)	(122)	(113)

Operating income	4	45
Other income (loss)	2	(2)

EBIT	$6	$43

		Percent
	2005	Variance	2004

Volumes, prices and costs (per unit):
Natural gas
Volumes (MMcf)	20,638	(17)%	24,775
Average realized prices, including hedges ($/Mcf)(3)	$4.16	(18)%	$5.07
Average realized prices, excluding hedges ($/Mcf)(3)	$6.00	6%	$5.66
Average transportation costs($/Mcf)	$0.14	—%	$0.14
Oil, condensate and NGL
Volumes (MBbls)	1,087	(9)%	1,198
Average realized prices, including hedges ($/Bbl)(3)	$40.42	32%	$30.61
Average realized prices, excluding hedges ($/Bbl)(3)	$40.42	32%	$30.61
Average transportation costs ($/Bbl)	$0.74	(33)%	$1.10
Total equivalent volumes (MMcfe)	27,161	(15)%	31,966
Production costs ($/Mcfe)
Average lease operating costs	$0.86	28%	$0.67
Average production taxes	0.23	675%	(0.04)

Total production cost(1)	$1.09	73%	$0.63

Average general and administrative expenses ($/Mcfe)	$0.58	12%	$0.52
Unit of production depletion cost ($/Mcfe)	$2.73	21%	$2.26

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2)	Transportation costs are included in operating expenses on our consolidated statements of income.

(3)	Prices are stated before transportation costs.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004
      Our EBIT for the first quarter of 2005 decreased $37 million as compared to the first quarter of 2004. The table below lists the significant variances in our operating results in the first quarter of 2005 as compared to the first quarter of 2004:

	Variance

	Operating	Operating		EBIT
	Revenue	Expense	Other(1)	Impact

	Favorable/(Unfavorable)
	(In millions)
Natural Gas Revenue
Higher prices in 2005	$7	$—	$—	$7
Lower volumes in 2005	(23)	—	—	(23)
Impact from hedge program in 2005 versus 2004	(23)	—	—	(23)
Oil, Condensate, and NGL Revenue
Higher prices in 2005	11	—	—	11
Lower volumes in 2005	(4)	—	—	(4)
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(13)	—	(13)
Lower production volumes in 2005	—	11	—	11
Production Costs
Higher lease operating costs in 2005	—	(1)	—	(1)
Higher production taxes in 2005	—	(7)	—	(7)
Other	(1)	1	5	5

Total variances	$(33)	$(9)	$5	$(37)

(1)	Consists primarily of changes in transportation costs and other income.
     Operating Revenues. In the first quarter of 2005, we experienced a significant decrease in production volumes compared to the same period in 2004. The Texas Gulf Coast region experienced significant decreases in production due to normal production declines, mechanical well failures and a lower capital spending program over the last several years combined with limited drilling success. In addition, we experienced higher average realized prices, excluding hedges, for natural gas and oil, condensate and NGL that were more than offset by an unfavorable impact from our hedging program as our hedging losses were $38 million in 2005 as compared to $15 million in 2004.
      Depreciation, depletion, and amortization expense. Lower production volumes in 2005 due to the production declines discussed above reduced our depreciation, depletion, and amortization expense. However, more than offsetting this decrease were higher depletion rates due to higher finding and development costs.
      Production costs. In the first quarter of 2005, we experienced higher gross workover costs due to the implementation of programs in the second half of 2004 to improve production in the offshore Gulf of Mexico and Texas Gulf Coast regions. In addition, our production taxes increased as the result of higher commodity prices in 2005 and higher tax credits taken in 2004 on high cost natural gas wells. The cost per unit increased primarily due to the lower production volumes and higher production costs discussed above.
      Other. Our general and administrative expenses remained flat in the first quarter of 2005 compared to the same period in 2004 as higher legal expenses and lower capitalized costs were offset by lower intercompany allocations from El Paso affiliates. These allocations include general and administrative costs that are allocated to us based on the relative contribution of our activities to El Paso’s production activities as a whole, and not based solely on our production volumes. The cost per unit increased due to lower production volumes discussed above.

Non-regulated Business — Power Segment
      As of March 31, 2005, our Power segment consisted of our Asian power assets, our investment in the Midland Cogeneration Venture power facility in Michigan and other power businesses, primarily equity investments in Central America. Historically, this segment also included a domestic power contract restructuring business, which we sold in 2004. We have designated all of our power operations as non-core activities and continue to evaluate potential opportunities to sell or otherwise divest many of our remaining power assets. As this process progresses, we will continue to assess the value of these assets, which may result in impairments.
      During the first quarter 2005, we engaged an investment banker to facilitate the sale of our Asian power assets. In April 2005, El Paso’s Board of Directors approved the sale of these assets and we expect that the sale of these assets will be substantially completed by the end of 2005.

Operating Results
      Below are the operating results and analysis of activities within our Power segment for the quarters ended March 31:

	2005	2004

	(In
	millions)
Overall EBIT:
Gross margin(1)	$17	$35
Operating expenses
Gain (loss) on long-lived assets	1	(88)
Other operating expenses	(21)	(27)

Operating loss	(3)	(80)
Earnings (losses) from unconsolidated affiliates
Impairments	(41)	—
Equity in earnings	10	12
Other income	3	5

EBIT	$(31)	$(63)

(1)	Gross margin for our Power segment consists of revenues from our power plants and the revenues, cost of electricity purchases and changes in fair value of restructured power contracts. The cost of fuel used in the power generation process is included in operating expenses.

     Below are the significant factors impacting EBIT in our Power segment by area for the quarters ended March 31:

	2005	2004

	(In millions)
EBIT by Area:
Asia
Earnings from plant operations	$1	$6
Impairments	(41)	—
MCV
Earnings from plant operations	1	5
Domestic Power Contract Restructurings
Impairments and losses on sales	—	(88)
Change in fair value	—	17
Other Power Assets
Earnings (losses) from consolidated and unconsolidated plant operations	8	(3)

EBIT	$(31)	$(63)

      Asia. During the first quarter of 2005, we further impaired our Asian power assets in connection with our decision to pursue the sale of these assets and the receipt of additional information on the sales value of certain of these assets. As the sales process continues, we will continue to update the fair value of our Asian assets. Depending on the final outcome of this process, we could recognize gains on some assets and further losses on other assets in the portfolio. Certain of our equity investments in Asia, on which we have previously recorded impairments, reported earnings of $4 million during the quarter ended March 31, 2005. We determined that these earnings did not increase the fair value of these equity investments and could not be realized in the future. We did not recognize our proportionate share of these earnings based on this evaluation.
      MCV. In December 2004, we impaired our investment in MCV based on a decline in the value of the investment primarily due to increased fuel costs. MCV reported earnings during the first quarter of 2005, of which our proportionate share was $92 million. A significant portion of these earnings related to mark-to-market gains recorded by MCV on their fuel supply contracts. We determined that these earnings did not increase the fair value of our equity investment and could not be realized in the future. As a result, we decreased our proportionate share of MCV’s earnings by $91 million to reflect the amount of earnings that we believe could be realized. We will continue to assess our ability to recover our investment in MCV and its related operations in the future.
      Domestic Power Contract Restructurings. During the quarter ended March 31, 2004, we recorded a loss of $89 million related to the announced sale of Utility Contract Funding and its restructured power contract and related debt. In 2004, we sold all of our remaining domestic restructured power contracts.
      Other Power Assets. Earnings from our other power assets increased in the first quarter of 2005 over the same period in 2004 primarily due to improved economic conditions in the Dominican Republic and due to the sale of the majority of our domestic merchant plants, which generated losses in the first quarter of 2004.
Non-regulated Business — Field Services Segment
      Our Field Services segment conducts our remaining midstream activities, which primarily include gathering and processing assets in south Louisiana. We currently expect to sell many of our remaining Field Services assets, except those that may be strategic to other parts of our business.

      Below are the operating results and analysis of the results for our Field Services segment for the quarters ended March 31:

	2005	2004

	(In millions, except
	volumes and prices)
Gathering and processing margins(1)	$21	$20
Operating expenses	(8)	(9)

Operating income	13	11
Equity earnings in Javelina	1	3
Equity investment impairments	(3)	—

EBIT	$11	$14

Volumes and Prices:
Processing
Volumes (BBtu/d)	1,577	1,688

Prices ($/MMBtu)	$0.13	$0.12

Gathering
Volumes (BBtu/d)	—	19

Prices ($/MMBtu)	$—	$0.04

(1)	Gross margins consist of operating revenues less cost of products sold. We believe that this measurement is more meaningful for understanding and analyzing our Field Services segment’s operating results because commodity costs play such a significant role in the determination of profit from our midstream activities.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004
      For the quarter ended March 31, 2005, EBIT was $3 million lower than the same period in 2004. During the first quarter of 2005, we fully impaired our investment in two pipeline systems based on our expectation that these pipelines will be abandoned in the near future. Additionally, our equity earnings from our investment in Javelina decreased due to a longer shut down for maintenance at the facility in 2005 compared to the same period in 2004.
Interest and Debt Expense
      Interest and debt expense for the quarter ended March 31, 2005, was $28 million lower than the same period in 2004. This decrease was due to the retirement of long-term debt during 2005 and 2004, including debt obligations associated with our subsidiary, Utility Contract Funding, which we sold in the second quarter of 2004.
Affiliated Interest Expense, Net
      Affiliated interest expense, net for the quarter ended March 31, 2005, was $16 million lower than the same period in 2004. This decrease was due to a change in the average advance balance from a payable of $2,033 million in the first quarter of 2004 to a receivable of $144 million in the first quarter of 2005. The average short-term interest rates for the first quarter increased from 2.7% in 2004 to 2.9% in 2005.

Income Taxes
      Income taxes included in our income from continuing operations and our effective tax rates for the quarters ended March 31 were as follows:

	2005	2004

	(In millions,
	except for rates)
Income taxes	$44	$5
Effective tax rate	42%	33%
      During the first quarter of 2005, our overall effective tax rate on continuing operations was greater than the statutory tax rate of 35% due primarily to the tax impact of an impairment of certain of our foreign investments for which there was no corresponding tax benefit and state income taxes, net of federal income tax effect. During the first quarter of 2004, our overall effective tax rate on continuing operations was different than the statutory rate of 35% due primarily to foreign income taxed at different rates and state income taxes, net of federal income tax effect.
      We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.
      In October 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation creates, among other things, a temporary incentive for United States multinational companies to repatriate accumulated income earned outside the United States at an effective tax rate of 5.25%. The United States Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. We are currently evaluating whether we will repatriate any foreign earnings under the American Jobs Creation Act, and are evaluating the other provisions of this legislation, which may impact our taxes in the future.
      We have not historically recorded United States deferred tax assets or liabilities on book versus tax basis differences for a substantial portion of our international investments based on our intent to indefinitely reinvest earnings from these investments outside the United States. However, we currently expect to utilize proceeds from the sale of certain of our Asian power investments within the United States and have deferred tax liabilities of $7 million and $8 million related to these investments as of March 31, 2005 and December 31, 2004. We also have deferred tax assets of $14 million and $6 million related to certain of our Asian power investments as of March 31, 2005 and December 31, 2004. However, we have not recorded deferred tax assets on those investments where uncertainty exists as to the manner, timing and ultimate approval of the sales.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning possible or assumed future results of operations. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. These statements may relate to information or assumptions about:

•	capital and other expenditures;

•	dividends;

•	financing plans;

•	capital structure;

•	liquidity and cash flow;

•	pending legal proceedings, claims and governmental proceedings, including environmental matters;

•	future economic performance;

•	operating income;

•	management’s plans; and

•	goals and objectives for future operations.
      Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these variances can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in the forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2004 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Material Weaknesses Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over (1) access to financial application programs and data in certain information technology environments, (2) account reconciliations and (3) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. The remedial actions implemented in the first quarter of 2005 related to these material weaknesses are described below.
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.
      Based on the results of this evaluation, our CEO and CFO concluded that as a result of the material weaknesses discussed above, our disclosure controls and procedures were not effective as of March 31, 2005. Because of these material weaknesses, we performed additional procedures to ensure that our financial statements as of and for the quarter ended March 31, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary information technology financial system to monitor unauthorized password changes;

•	Developed a segregation of duties matrix for our primary information technology financial system that documents existing role assignments;

•	Formalized and issued a company-wide account reconciliation policy;

•	Implemented an account reconciliation monitoring tool that allows for aggregation of unreconciled amounts;

•	Provided additional training regarding the company-wide account reconciliation policy and appropriate use of the account reconciliation monitoring tool;

•	Developed a process to improve communication between commercial and accounting personnel to allow for complete and timely communication of information to record non-routine transactions related to divestiture activity; and

•	Implemented an accounting policy that requires a higher level of review of non-routine transactions.
      We have identified other remedial actions to improve our internal control over financial reporting that are in the process of being implemented. In addition, we are continuing to evaluate the ongoing effectiveness and sustainability of the changes we have made in our internal control, and, as a result of our ongoing evaluation, we may identify additional changes to improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Note 6, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 3. Defaults Upon Senior Securities
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso CGP Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO CGP COMPANY
Date: May 12, 2005

/s/ D. Dwight Scott

D. Dwight Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: May 12, 2005

/s/ Jeffrey I. Beason

Jeffrey I. Beason
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX
      Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.