Form 10-K/A
period 2004-12-31
EL PASO CGP CO
filed 2005-06-21
CIK 21267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
     When we refer to “us”, “we”, “our”, “ours”, “CGP” or “Coastal”, we are describing El Paso CGP Company and/or our subsidiaries.

i

EXPLANATORY NOTE
      This Form 10-K/A (Amendment No. 1) is being filed to reflect adjustments in certain of our discontinued operations in 2003 and 2004, resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and related tax adjustments. There were no changes in income from continuing operations or total reported cash flows from operations for any period. We identified the accounting and reporting errors during the process of remediating the material weaknesses in internal control over financial reporting that we reported in our Form 10-K for the year ended December 31, 2004, as filed April 15, 2005.
      Following a review of this matter, we determined that balances in CTA contained amounts related to businesses that had previously been sold or abandoned. These balances should have been reclassified to earnings upon the sale or abandonment of these entities. The adjustment of these CTA balances affected losses we recorded on several of these assets. In addition, we determined that upon initially recognizing U.S. deferred income taxes on our discontinued Canadian exploration and production operations, we did not properly allocate taxes to CTA.
      In 2004, the income statement impact of these adjustments was a $32 million reduction of our net loss from discontinued operations. In 2003, the impact of these adjustments was a reduction of our net loss from discontinued operations of $35 million. As of December 31, 2004, the overall effect of these adjustments to total stockholders’ equity was a decrease of $1 million.
      The restatement affects disclosures and tabular amounts in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; and Item 9A. Controls and Procedures.

ii

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
      The information required by this Item is presented in a reduced disclosure format permitted by General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies. Certain historical financial information in this section has been restated, as further described in Item 8, Financial Statements and Supplementary Data, Note 1.
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
      Below is a reconciliation of our EBIT (by segment) to our consolidated net loss for each of the years ended December 31:

	2004	2003
	(Restated)(1)	(Restated)(1)

	(In millions)
Regulated Business
Pipelines	$434	$500
Non-regulated Businesses
Production	171	219
Power	(349)	39
Field Services	55	(52)

Segment EBIT	311	706
Corporate	1	1

Consolidated EBIT	312	707
Interest and debt expense	(341)	(407)
Affiliated interest expense, net	—	(41)
Distributions on preferred interests of consolidated subsidiaries	—	(17)
Income taxes	(12)	(43)

Income (loss) from continuing operations	(41)	199
Discontinued operations, net of income taxes	(115)	(1,286)
Cumulative effect of accounting changes, net of income taxes	—	(12)

Net loss	$(156)	$(1,099)

(1)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for a discussion of the restatements of our 2004 and 2003 financial statements. The restatement of our 2004 financial statements affected the amount of losses in, and recorded on, our discontinued operations. The restatement of our 2003 financial statements affected the amount of income taxes recorded in discontinued operations related to our Canadian exploration and production operations.
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
      Historically, much of our business was conducted through long term contracts with customers. However, over the past several years some of our customers have shifted from a traditional dependence solely on long-

term contracts to a portfolio approach which balances short-term opportunities with long-term commitments. This shift, which can increase the volatility of our revenues, is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new power plant markets.
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
Income Taxes
      Income taxes for 2004 and 2003 have been revised to reflect the effects on income taxes of the restatements described in Part II, Item 8. Financial Statements and Supplementary Data, Note 1. Income taxes for the years ended December 31, 2004 and 2003 were $12 million and $43 million, resulting in effective tax rates of (41) percent and 18 percent. Differences in our effective tax rates from the statutory tax rate of 35 percent were primarily a result of the following factors:

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
Discontinued Operations
      Our loss from discontinued operations for 2004 and 2003 has been restated to adjust the amount of losses on sales of assets and investments and related tax adjustments in our discontinued Canadian exploration and production operations and petroleum market operations which had CTA balances. For a further discussion see Part II, Item 8, Financial Statements and Supplementary Data, Note 1.
      For the year ended December 2004, the loss from our discontinued operations was $115 million compared to a loss of $1.3 billion during 2003. In 2004, $36 million of losses from discontinued operations related to our Canadian and certain other international production operations, primarily from losses on sales and impairment charges, and $79 million was from our petroleum markets activities, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs. The losses in 2003 related primarily to impairment charges on our Aruba and Eagle Point refineries and on chemical assets, all as a result of El Paso’s decision to exit and sell these businesses and ceiling test charges related to our Canadian production operations.
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

EL PASO CGP COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2004	2003
	(Restated)	(Restated)	2002

Operating revenues
Pipelines	$858	$918	$934
Production	690	822	1,187
Power	149	252	1,216
Field Services	482	356	460
Corporate and eliminations	(2)	(17)	(15)

	2,177	2,331	3,782

Operating expenses
Cost of products and services	537	540	1,087
Operation and maintenance	530	528	755
Depreciation, depletion and amortization	467	487	609
Ceiling test charges	—	39	422
Loss (gain) on long-lived assets	106	8	(12)
Taxes, other than income taxes	62	81	76

	1,702	1,683	2,937

Operating income	475	648	845
Earnings (losses) from unconsolidated affiliates	(193)	(12)	113
Other income	44	66	70
Other expenses	(14)	5	(70)
Interest and debt expense	(341)	(407)	(425)
Affiliated interest expense, net	—	(41)	(9)
Distributions on preferred interests of consolidated subsidiaries	—	(17)	(35)

Income (loss) before income taxes	(29)	242	489
Income taxes	12	43	143

Income (loss) from continuing operations	(41)	199	346
Discontinued operations, net of income taxes	(115)	(1,286)	(395)
Cumulative effect of accounting changes, net of income taxes	—	(12)	14

Net loss	$(156)	$(1,099)	$(35)

See accompanying notes.

EL PASO CGP COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,

	2004	2003
	(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$80	$150
Accounts and notes receivable
Customer, net of allowance of $29 in 2004 and $37 in 2003	281	291
Affiliates	264	442
Other	93	86
Inventory	58	55
Assets from price risk management activities	—	97
Assets held for sale and from discontinued operations	106	1,406
Deferred income taxes	87	31
Other	49	93

Total current assets	1,018	2,651

Property, plant and equipment, at cost
Natural gas and oil properties, at full cost	7,153	7,230
Pipelines	7,040	6,478
Power facilities	373	372
Gathering and processing systems	141	151
Other	89	119

	14,796	14,350

Less accumulated depreciation, depletion and amortization	7,997	8,003

Total property, plant and equipment, net	6,799	6,347

Other assets
Investments in unconsolidated affiliates	894	1,312
Assets from price risk management activities	—	845
Goodwill and other intangible assets, net	426	415
Other	207	840

	1,527	3,412

Total assets	$9,344	$12,410

See accompanying notes.

EL PASO CGP COMPANY
CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)

	December 31,

	2004	2003
	(Restated)	(Restated)

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$234	$196
Affiliates	61	67
Other	214	201
Current maturities of long-term debt	310	310
Notes payable to affiliates	211	949
Liabilities from price risk management activities	148	43
Liabilities related to discontinued operations	11	696
Other	279	320

Total current liabilities	1,468	2,782

Long-term financing obligations, less current maturities	3,447	5,011

Other
Liabilities from price risk management activities	—	81
Deferred income taxes	692	734
Other	388	351

	1,080	1,166

Commitments and contingencies
Securities of subsidiaries	158	107

Stockholder’s equity
Common stock, par value $1 per share; authorized and issued 1,000 shares	—	—
Additional paid-in capital	3,181	3,136
Retained earnings	103	259
Accumulated other comprehensive loss	(93)	(51)

Total stockholder’s equity	3,191	3,344

Total liabilities and stockholder’s equity	$9,344	$12,410

See accompanying notes.

EL PASO CGP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2004	2003
	(Restated)(1)	(Restated)(1)	2002

Cash flows from operating activities
Net loss	$(156)	$(1,099)	$(35)
Less loss from discontinued operations, net of tax	(115)	(1,286)	(395)

Net income (loss) before discontinued operations	(41)	187	360
Adjustment to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion, and amortization	467	487	609
Ceiling test charges	—	39	422
Deferred income tax expense (benefit)	(43)	(39)	171
Loss (gain) on long-lived assets	106	8	(12)
Losses from unconsolidated affiliates, adjusted for cash distributions	299	103	28
Other non-cash items	12	6	34
Asset and liability changes
Accounts and notes receivable	39	442	(472)
Inventory	(3)	2	53
Change in non-hedging price risk management activities, net	6	22	(480)
Accounts payable	35	(91)	(312)
Other asset and liability changes
Assets	(37)	43	219
Liabilities	(50)	13	(124)

Cash provided by continuing operations	790	1,222	496
Cash provided by (used in) discontinued operations	220	(78)	(241)

Net cash provided by operating activities	1,010	1,144	255

Cash flows from investing activities
Additions to property, plant, and equipment	(816)	(862)	(1,219)
Purchases of interests in equity investments	(12)	(4)	(45)
Net proceeds from the sale of assets and investments	87	313	1,638
Net change in restricted cash	21	(18)	(59)
Net change in notes receivable from affiliates	171	(109)	(102)
Other	48	(35)	(19)

Cash provided by (used in) continuing operations	(501)	(715)	194
Cash provided by (used in) discontinued operations	1,142	471	(291)

Net cash provided by (used in) investing activities	641	(244)	(97)

(1) Only individual line items within cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CGP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	Year Ended December 31,

	2004	2003
	(Restated)(1)	(Restated)(1)	2002

Cash flow from financing activities
Net repayments under commercial paper and short-term credit facilities	—	—	(30)
Capital contribution from parent company	—	1,500	—
Net proceeds from the issuance of long-term debt and other financing obligations	—	288	882
Payments to retire long-term debt and other financing obligations	(692)	(638)	(1,240)
Payments to minority interest holders and preferred interests holders	—	(100)	(510)
Net change in notes payable to unconsolidated affiliates	—	(7)	(56)
Net change in affiliated advances payable	(738)	(1,404)	1,317
Dividends paid	—	(517)	—
Proceeds from issuance of securities of subsidiaries	75	—	33
Other	(2)	—	(6)
Contributions from (distributions to) discontinued operations	998	393	(1,093)

Cash used in continuing operations	(359)	(485)	(703)
Cash provided by (used in) discontinued operations	(1,362)	(393)	542

Net cash used in financing activities	(1,721)	(878)	(161)

Change in cash and cash equivalents	(70)	22	(3)
Less change in cash and cash equivalents related to discontinued operations	—	—	10

Change in cash and cash equivalents from continuing operations	(70)	22	(13)
Cash and cash equivalents
Beginning of period	150	128	141

End of period	$80	$150	$128

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$369	$473	$438
Income tax payments (refunds)	50	92	(23)

(1) Only individual line items within cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CGP COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions except share amounts)

	For the Years Ended December 31,

	2004		2003
	(Restated)		(Restated)		2002

	Shares	Amount	Shares	Amount	Shares	Amount

Common stock, par value $1 per share, authorized 1,000 shares
Balance at beginning of year	1,000	$—	1,000	$—	1,000	$—

Balance at end of year	1,000	—	1,000	—	1,000	—

Additional paid-in capital
Balance at beginning of year		3,136		1,616		1,305
Capital contribution from El Paso		45		1,524		309
Other		—		(4)		2

Balance at end of year		3,181		3,136		1,616

Retained earnings
Balance at beginning of year		259		1,875		1,910
Net loss		(156)		(1,099)		(35)
Dividends to parent		—		(517)		—

Balance at end of year		103		259		1,875

Accumulated other comprehensive income (loss)
Balance at beginning of year		(51)		(139)		283
Other comprehensive income (loss)		(42)		88		(422)

Balance at end of year		(93)		(51)		(139)

Total stockholder’s equity		$3,191		$3,344		$3,352

See accompanying notes.

EL PASO CGP COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,

	2004	2003
	(Restated)	(Restated)	2002

Net loss	$(156)	$(1,099)	$(35)

Foreign currency translation adjustments (net of income tax benefit of $36 in 2004 and income tax expense of $36 in 2003)	(33)	76	(14)
Minimum pension liability accrual (net of income tax of $2 in 2004, $1 in 2003 and $7 in 2002)	(3)	(5)	(12)
Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market losses arising during period (net of income tax of $15 in 2004, $24 in 2003 and $140 in 2002)	(26)	(42)	(240)
Reclassification adjustments for changes in initial value to settlement date (net of income tax of $12 in 2004, $34 in 2003 and $87 in 2002)	20	59	(156)

Other comprehensive income (loss)	(42)	88	(422)

Comprehensive loss	$(198)	$(1,011)	$(457)

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
  Restatement
      Cumulative Foreign Currency Translation Adjustments (CTA). We determined that our CTA balances in accumulated other comprehensive loss incorrectly contained amounts related to businesses that had been previously sold or abandoned. These businesses included our discontinued Canadian exploration and production operations and certain of our discontinued petroleum markets activities. The adjustment of these CTA balances also affected the loss we recorded in 2004 on the sale of our Canadian operations.
      In conjunction with the revisions for CTA, we also determined that upon initially recognizing deferred income taxes on our Canadian exploration and production operations, we did not properly allocate taxes to CTA in 2003. These allocated amounts then impacted the 2004 loss we recorded on the sale of our Canadian operations.
      The overall impact of these adjustments for CTA and their related tax impact was a $32 million reduction in our net loss from discontinued operations in 2004. In 2003, the overall impact of these adjustments was a reduction in our net loss from discontinued operations of $35 million. As of December 31, 2004, the effect of these adjustments to total stockholders’ equity was a $1 million decrease resulting from an increase in retained earnings of $67 million and an increase in accumulated other comprehensive loss of $68 million.
      Below are the effects of the restatements related to income taxes and CTA on our income statements, balance sheets and statements of comprehensive income. We have reflected these restatements in Notes 2, 6, 8, and 15.

	For the Year Ended December 31,

	2004		2003

	As Reported	As Restated	As Reported	As Restated

	(In millions)
Income Statement:
Discontinued operations, net of income taxes	$(147)	$(115)	$(1,321)	$(1,286)
Net loss	(188)	(156)	(1,134)	(1,099)
Statement of Comprehensive Income
Foreign currency translation adjustment	$(1)	$(33)	$112	$76
Other comprehensive income (loss)	(10)	(42)	124	88

	As of December 31,

	2004		2003

	As Reported	As Restated	As Reported	As Restated

	(In millions)
Balance Sheet:
Deferred income tax assets, current	$87	$87	$30	$31
Deferred income tax liabilities, non-current	691	692	732	734
Retained earnings	36	103	224	259
Accumulated other comprehensive loss	(25)	(93)	(15)	(51)
Total stockholder’s equity	3,192	3,191	3,345	3,344
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
     Foreign Currency Transactions and Translation
      We record all currency transaction gains and losses in income. These gains or losses are classified in our income statement based upon the nature of the transaction that gives rise to the currency gain or loss. For sales and purchases of commodities or goods, these gains or losses are included in operating revenue or expense. These gains and losses were insignificant in 2004, 2003 and 2002. For gains and losses arising through equity investees, we record these gains or losses as equity earnings. For gains or losses on foreign denominated debt, we include these gains or losses as a component in other expense. For the years ended December 31, 2004, 2003 and 2002 the net foreign currency loss recorded in other expense was insignificant. The U.S. dollar is the functional currency for the majority of our foreign operations. For foreign operations whose functional currency is deemed to be other than the U.S. dollar, assets and liabilities are translated at year-end exchange rates and the translation effects are included as a separate component of accumulated other comprehensive income (loss) in stockholder’s equity. The net cumulative currency translation gain (loss) recorded in accumulated other comprehensive income (loss) was $(6) million and $27 million at December 31, 2004 and 2003. Revenues and expenses are translated at average exchange rates prevailing during the year.

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

Discontinued Operations
      International Natural Gas and Oil Production Operations. During 2004, our Canadian and certain other international natural gas and oil production operations were approved for sale. As of December 31, 2004, we have completed the sale of all of our Canadian operations and substantially all of our operations in Indonesia for total proceeds of approximately $389 million. During 2004, we recognized approximately $22 million in losses based on our decision to sell these assets. We expect to complete the sale of the remainder of these properties by mid-2005.
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

		International
		Natural Gas
		and Oil
	Petroleum	Production	Coal
	Markets	Operations	Mining	Total

	(In millions)
Operating Results Data

Year Ended December 31, 2004 (Restated)(1)
Revenues	$787	$31	$—	$818
Costs and expenses	(839)	(52)	—	(891)
Loss on long-lived assets	(36)	(22)	—	(58)
Other income	13	—	—	13
Interest and debt expense	(2)	1	—	(1)

Loss before income taxes	(77)	(42)	—	(119)
Income taxes	2	(6)	—	(4)

Loss from discontinued operations, net of income taxes	$(79)	$(36)	$—	$(115)

Year Ended December 31, 2003 (Restated)(1)
Revenues	$5,652	$88	$27	$5,767
Costs and expenses	(5,794)	(127)	(13)	(5,934)
Loss on long-lived assets	(1,404)	(89)	(9)	(1,502)
Other income (expenses)	(4)	—	1	(3)
Interest and debt expense	(11)	4	—	(7)

Income (loss) before income taxes	(1,561)	(124)	6	(1,679)
Income taxes	(263)	(135)	5	(393)

Income (loss) from discontinued operations, net of income taxes	$(1,298)	$11	$1	$(1,286)

Year Ended December 31, 2002
Revenues	$4,788	$71	$309	$5,168
Costs and expenses	(4,916)	(148)	(327)	(5,391)
Loss on long-lived assets	(97)	(4)	(184)	(285)
Other income	20	—	5	25
Interest and debt expense	(12)	4	—	(8)

Loss before income taxes	(217)	(77)	(197)	(491)
Income taxes	16	(39)	(73)	(96)

Loss from discontinued operations, net of income taxes	$(233)	$(38)	$(124)	$(395)

(1)	For 2004, amounts related to Petroleum Markets and International Natural Gas and Oil Production Operations were restated. For 2003, amounts related to International Natural Gas and Oil Production Operations were restated. See Note 1 to the consolidated financial statements for a further discussion of the restatements.

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

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

      Our income taxes, included in income (loss) from continuing operations differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2004	2003	2002

	(In millions, except rates)
Income taxes at the statutory federal rate of 35%	$(10)	$85	$171
Increase (decrease)
State income taxes, net of federal income tax effect	(2)	3	23
Foreign (income) loss taxed at different rates	36	8	(55)
Non-taxable stock dividends	—	(5)	(5)
Abandonments and sales of foreign investments	(7)	(25)	—
Valuation allowances	—	(21)	(3)
Dispositions of domestic assets	(7)	—	—
Other	2	(2)	12

Income taxes	$12	$43	$143

Effective tax rate	(41)%	18%	29%

      The following are the components of our net deferred tax liability related to continuing operations as of December 31:

	2004	2003

	(Restated)	(Restated)
	(In millions)
Deferred tax liabilities
Property, plant and equipment	$1,200	$856
Investments in unconsolidated affiliates	103	302
Regulatory and other assets	54	80

Total deferred tax liability	1,357	1,238

Deferred tax assets
Net operating loss and tax credit carryovers:
U.S. federal	375	267
State	45	37
Foreign	29	7
Environmental liability	54	59
Price risk management activities	56	55
Allocated merger costs	106	107
Lease liabilities	30	2
Other	82	59
Valuation allowance	(25)	(1)

Total deferred tax asset	752	592

Net deferred tax liability	$605	$646

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

	Carryover Period

	2005	2006-2010	2011-2015	2016-2024	Total

				(Restated)
	(In millions)
U.S. federal net operating loss	$—	$—	$—	$440	$440
State net operating loss	3	287	31	229	550
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
      A summary of the impacts of our cash flow hedges included in accumulated other comprehensive income (loss), net of income taxes, as of December 31, 2004 and 2003 follows:

	Accumulated
	Other
	Comprehensive		Estimated
	Income (Loss)		Income (Loss)	Final
			Reclassification	Termination
	2004	2003	in 2005(1)	Date

	(In millions)
Held by consolidated entities	$28	$(49)	$28	2005
Held by unconsolidated affiliates	18	13	9	2006
Undesignated(2)	(113)	(25)	(113)	2005

Total(3)	$(67)	$(61)	$(76)

(1)	Reclassifications occur upon the physical delivery of the hedge commodity and the corresponding expiration of the hedge.
(2)	In December 2004 and May 2002, we removed the hedging designation on these derivatives.

(3)	Accumulated other comprehensive income (loss) also includes $(6) million and $27 million of currency translation adjustments as of December 31, 2004 and 2003, as well as $(20) million and $(17) million of additional minimum pension liability, net of income taxes.

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

	2004	2003	2002

	(In millions)
Total EBIT	$312	$707	$958
Interest and debt expense	(341)	(407)	(425)
Affiliated interest expense, net	—	(41)	(9)
Distributions on preferred interests of consolidated subsidiaries	—	(17)	(35)
Income taxes	(12)	(43)	(143)

Income (loss) from continuing operations	$(41)	$199	$346

      The following tables reflect our segment results as of and for each of the three years ended December 31:

	Segments
	As of or for the Year Ended December 31, 2004

	Regulated	Non-regulated

				Field
	Pipelines	Production	Power	Services	Corporate(1)	Total

	(In millions)
Revenues from external customers
Domestic	$848	$646 (2)	$59	$481	$53	$2,087
Foreign	—	—	90	—	—	90
Intersegment revenue	10	44	—	1	(55)	—
Operation and maintenance	252	173	83	26	(4)	530
Depreciation, depletion and amortization	123	315	11	6	12	467
Loss (gain) on long-lived assets	(1)	—	102	5	—	106
Operating income (loss)	$350	$174	$(97)	$46	$2	$475
Earnings (losses) from unconsolidated affiliates	72	(3)	(273)	11	—	(193)
Other income	17	—	15	—	12	44
Other expense	(5)	—	6	(2)	(13)	(14)

EBIT	$434	$171	$(349)	$55	$1	$312

Discontinued operations, net of income taxes (Restated)(6)	$—	$(36)	$—	$—	$(79)	$(115)
Assets of continuing operations(3)
Domestic	5,717	1,769	223	312	425	8,446
Foreign(4)	—	231	493	—	68	792
Capital expenditures and investments in and advances to unconsolidated affiliates, net(5)	527	276	(1)	9	1	812
Total investments in unconsolidated affiliates	362	—	478	48	6	894

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $55 million and an operation and maintenance elimination of less than $1 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production.
(3)	Excludes assets of discontinued operations of $106 million (see Note 2).
(4)	Of total foreign assets, approximately $352 million relates to property, plant, and equipment and approximately $360 million relates to investments in and advances to unconsolidated affiliates.
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital.

(6)	See Note 1 to the consolidated financial statements for a discussion of the restatement of these amounts.

	Segments
	As of or for the Year Ended December 31, 2003

	Regulated	Non-regulated

					Field
	Pipelines	Production		Power	Services	Corporate(1)	Total

	(In millions)
Revenues from external customers
Domestic	$915	$710	(2)	$175	$328	$38	$2,166
Foreign	2	—		77	2	—	81
Intersegment revenue	1	112		—	26	(55)	84 (3)
Operation and maintenance	246	164		105	20	(7)	528
Depreciation, depletion and amortization	108	347		14	7	11	487
Ceiling test charges	—	39		—	—	—	39
Loss (gain) on long-lived assets	(11)	5		28	(13)	(1)	8
Operating income (loss)	$397	$207		$22	$41	$(19)	$648
Earnings (losses) from unconsolidated affiliates	75	10		(6)	(93)	2	(12)
Other income	32	2		13	—	19	66
Other expense	(4)	—		10	—	(1)	5

EBIT	$500	$219		$39	$(52)	$1	$707

Discontinued operations, net of income taxes (Restated)(6)	$—	$11		$—	$—	$(1,297)	$(1,286)
Cumulative effect of accounting changes, net of income taxes	(4)	(6)		—	(2)	—	(12)
Assets of continuing operations(4)
Domestic (Restated)(6)	5,271	1,950		1,533	224	695	9,673
Foreign	—	233		601	—	99	933
Capital expenditures and investments in and advances to unconsolidated affiliates, net(5)	192	600		(4)	14	(19)	783
Total investments in unconsolidated affiliates	397	52		804	54	5	1,312

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $48 million and an operation and maintenance expense elimination of $1 million which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production.
(3)	Relates to intercompany activities between our continuing operating segments and our discontinued petroleum markets operations.
(4)	Excludes assets of discontinued operations of $1.8 billion (see Note 2).
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital.

(6)	See Note 1 to the consolidated financial statements for a discussion of the restatement of these amounts.

	Segments
	As of or for the Year Ended December 31, 2002

	Regulated	Non-regulated

					Field
	Pipelines	Production		Power	Services	Corporate(1)	Total

	(In millions)
Revenues from external customers
Domestic	$901	$1,092	(2)	$1,051	$404	$48	$3,496
Foreign	3	—		154	3	—	160
Intersegment revenue	30	95		11	53	(63)	126 (3)
Operation and maintenance expenses	235	219		239	45	17	755
Depreciation, depletion and amortization	116	447		19	14	13	609
Ceiling test charges	—	422		—	—	—	422
Loss (gain) on long-lived assets	(12)	1		18	(21)	2	(12)
Operating income (loss)	$419	$24		$397	$68	$(63)	$845
Earnings (losses) from unconsolidated affiliates	105	4		57	(53)	—	113
Other income	16	1		19	—	34	70
Other expense	(3)	—		(57)	—	(10)	(70)

EBIT	$537	$29		$416	$15	$(39)	$958

Discontinued operations, net of income taxes	$—	$(38)		$—	$—	$(357)	$(395)
Cumulative effect of accounting changes, net of income taxes	—	—		14	—	—	14
Assets of continuing operations(4)
Domestic	5,128	2,203		1,698	451	583	10,063
Foreign	47	131		623	14	170	985
Capital expenditures and investments in and advances to unconsolidated affiliates, net(5)	252	949		(26)	20	99	1,294
Total investments in unconsolidated affiliates	404	90		851	143	17	1,505

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $30 million and an operation and maintenance expense elimination of $5 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production.
(3)	Relates to intercompany activities between our continuing operating segments and our discontinued petroleum markets operations.
(4)	Excludes assets of discontinued operations of $4.5 billion (see Note 2).
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital.

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
As described in Note 1, the Company restated its 2003 and 2004 financial statements. As discussed in Note 1, the Company adopted FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities on January 1, 2004; FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on July 1, 2004; Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations on January 1, 2003; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity on July 1, 2003; SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002; DIG Issue No. C-16, Scope Exceptions: Applying the Normal Purchases and Sales Exception to Contracts that Combine a Forward Contract and Purchased Option Contract on July 1, 2002; and EITF Issue No. 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, Consensus 2 on October 1, 2002.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
April 15, 2005, except for the restatement
described in the second paragraph of
Note 1 to the consolidated financial statements
as to which the date is June 15, 2005

Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter is summarized below:

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(Restated)(2)
	(In millions)
2004
Operating revenues	$537	$505	$518	$617	$2,177
Loss (gain) on long-lived assets	88	—	6	12	106
Operating income	89	148	91	147	475
Income (loss) from continuing operations	$10	$61	$38	$(150)	$(41)
Discontinued operations, net of income taxes(1)	(96)	(11)	(12)	4	(115)

Net income (loss)	$(86)	$50	$26	$(146)	$(156)

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

				(Restated)(2)
	(In millions)
2003
Operating revenues	$723	$604	$496	$508	$2,331
Ceiling test charges	—	—	39	—	39
Loss (gain) on long-lived assets	—	(30)	6	32	8
Operating income	272	228	79	69	648
Income (loss) from continuing operations	$134	$47	$—	$18	$199
Discontinued operations, net of income taxes(1)	(220)	(931)	(69)	(66)	(1,286)
Cumulative effect of accounting changes, net of income taxes	(12)	—	—	—	(12)

Net loss	$(98)	$(884)	$(69)	$(48)	$(1,099)

(1)	Our petroleum markets, our Canadian and certain other international natural gas and oil production operations and our coal mining operations are classified as discontinued operations. (See Note 2 for further discussion).

(2)	Listed below are the amounts we originally reported in our Form 10-K for the quarters ended:

	Quarters Ended

	March 31, 2004	December 31, 2003

Discontinued operations, net of income taxes	$(128)	$(101)
Net income (loss)	(118)	(83)

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
      Capitalized costs relating to natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows at December 31:

	United
	States	Brazil	Worldwide

	(In millions)
2004
Natural gas and oil properties:
Costs subject to amortization(1)	$6,805	$207	$7,012
Costs not subject to amortization	55	86	141

	6,860	293	7,153
Less accumulated depreciation, depletion and amortization	5,235	82	5,317

Net capitalized costs	$1,625	$211	$1,836

SFAS No. 143 abandonment liability	$149	$—	$149

2003
Natural gas and oil properties:
Costs subject to amortization(1)	$6,847	$146	$6,993
Costs not subject to amortization	119	117	236

	6,966	263	7,229
Less accumulated depreciation, depletion and amortization	5,307	58	5,365

Net capitalized costs	$1,659	$205	$1,864

SFAS No. 143 abandonment liability	$131	$—	$131

(1)	In January 1, 2003, we adopted SFAS No. 143 which is further discussed in Note 1. Included in our costs subject to amortization at December 31, 2004 and 2003 are SFAS No. 143 asset values of $88 million and $77 million primarily for the United States.

     Costs incurred in natural gas and oil producing activities, whether capitalized or expensed, were as follows at December 31:

	United
	States	Brazil	Worldwide

	(In millions)
2004
Property acquisition costs
Proved properties	$6	$—	$6
Unproved properties	4	3	7
Exploration costs(1)	87	24	111
Development costs(1)	150	1	151

Costs expended	247	28	275
Asset retirement obligation costs	11	—	11

Total costs incurred	$258	$28	$286

2003
Property acquisition costs
Unproved properties	$9	$4	$13
Exploration costs(1)	216	95	311
Development costs(1)	270	—	270

Costs expended	495	99	594
Asset retirement obligation costs(2)	77	—	77

Total costs incurred	$572	$99	$671

2002
Property acquisition costs
Proved properties	$23	$—	$23
Unproved properties	12	9	21
Exploration costs	197	45	242
Development costs	569	—	569

Total costs incurred	$801	$54	$855

(1)	Excludes approximately $32 million and $57 million that was paid in 2004 and 2003 by third parties under net profits interest agreements described beginning on page 102.

(2)	In January 2003, we adopted SFAS No. 143, which is further discussed in Note 1. The cumulative effect of adopting SFAS No. 143 was $6 million.
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

      Identification, Capture and Communication of Financial Data Used in Accounting for Non-Routine Transactions or Activities. At December 31, 2004, we did not maintain effective controls related to identification, capture and communication of financial data used for accounting for non-routine transactions or activities. We identified control deficiencies related to the identification, capture and validation of pertinent information necessary to ensure the timely and accurate recording of non-routine transactions or activities, primarily related to accounting for investments in unconsolidated affiliates, determining impairment amounts, and accounting for divestiture of assets. These control deficiencies resulted in the restatement of our 2003 and 2004 consolidated financial statements and our related fourth quarter 2003 and first quarter 2004 financial information as described in the second paragraph of Note 1 as reported in this Form 10-K/A. Furthermore, these control deficiencies could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso CGP Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of June 2005.

EL PASO CGP COMPANY
Registrant

/s/ Douglas L. Foshee

Douglas L. Foshee
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso CGP Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas L. Foshee (Douglas L. Foshee)	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	June 20, 2005

/s/ D. Dwight Scott (D. Dwight Scott)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	June 20, 2005

/s/ Robert W. Baker (Robert W. Baker)	Executive Vice President, General Counsel and Director	June 20, 2005

/s/ Jeffrey I. Beason (Jeffrey I. Beason)	Senior Vice President and Controller (Principal Accounting Officer)	June 20, 2005

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