Form 10-Q/A
period 2005-03-31
EL PASO CGP CO
filed 2005-06-21
CIK 21267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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
     When we refer to “us”, “we”, “our”, “ours”, or “El Paso CGP”, we are describing El Paso CGP Company and/or our subsidiaries.

i

EXPLANATORY NOTE
      This Form 10-Q/A (Amendment No. 1) is being filed to reflect adjustments to our loss from discontinued operations for the quarter ended March 31, 2004, resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and related tax adjustments. There were no changes in income from continuing operations or in reported operating cash flows in any period. We identified the accounting and reporting errors during the process of remediating the material weaknesses in internal control over financial reporting reported in our Form 10-K for the year ended December 31, 2004, as amended.
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
      The income statement impact of these adjustments for the first quarter of 2004 was a $32 million reduction in our net loss from discontinued operations. As of December 31, 2004, the overall effect of the restatements on total stockholders’ equity was a decrease of $1 million. The effects of these restatements have been reflected in our March 31, 2005 balance sheet.
      The restatement affects disclosures and tabular amounts in Item 1. Financial Statements and Supplementary Data; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4. Controls and Procedures.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

		2004
	2005	(Restated)

Operating revenues	$580	$537

Operating expenses
Cost of products and services	128	108
Operation and maintenance	129	127
Depreciation, depletion and amortization	120	113
(Gain) loss on long-lived assets	(1)	88
Taxes, other than income taxes	22	12

	398	448

Operating income	182	89
Earnings (losses) from unconsolidated affiliates	(14)	35
Other income, net	7	6
Interest and debt expense	(73)	(101)
Affiliated interest income (expense), net	2	(14)

Income before income taxes	104	15
Income taxes	44	5

Income from continuing operations	60	10
Discontinued operations, net of income taxes	(2)	(96)

Net income (loss)	$58	$(86)

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$265	$80
Accounts and notes receivable
Customers, net of allowance of $26 in 2005 and $29 in 2004	285	281
Affiliates	149	264
Other	94	93
Inventory	47	58
Assets from discontinued operations	25	106
Deferred income taxes	100	87
Other	48	49

Total current assets	1,013	1,018

Property, plant and equipment, at cost
Natural gas and oil properties, at full cost	7,227	7,153
Pipelines	7,029	7,040
Power facilities	177	373
Gathering and processing systems	139	141
Other	90	89

	14,662	14,796
Less accumulated depreciation, depletion and amortization	7,881	7,997

Total property, plant and equipment, net	6,781	6,799

Other assets
Investments in unconsolidated affiliates	858	894
Goodwill and other intangible assets, net	427	426
Other	305	207

	1,590	1,527

Total assets	$9,384	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$145	$234
Affiliates	118	61
Other	213	214
Current maturities of long-term debt	273	310
Notes payable to affiliates	46	211
Liabilities from price risk management activities	173	148
Accrued interest	68	59
Other	194	231

Total current liabilities	1,230	1,468

Long-term financing obligations, less current maturities	3,642	3,447

Other
Deferred income taxes	737	692
Other	376	388

	1,113	1,080

Commitments and contingencies
Securities of subsidiaries	157	158

Stockholder’s equity
Common stock, par value $1 per share; authorized and issued 1,000 shares	—	—
Additional paid-in capital	3,181	3,181
Retained earnings	161	103
Accumulated other comprehensive loss	(100)	(93)

Total stockholder’s equity	3,242	3,191

Total liabilities and stockholder’s equity	$9,384	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

		2004
	2005	(Restated)(1)

Cash flows from operating activities
Net income (loss)	$58	$(86)
Less loss from discontinued operations, net of income taxes	(2)	(96)

Net income before discontinued operations	60	10
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	120	113
(Gain) loss on long-lived assets	(1)	88
Earnings (losses) from unconsolidated affiliates, adjusted for cash distributions	60	(16)
Deferred income tax expense	31	9
Other non-cash items	(8)	2
Asset and liability changes	43	158

Cash provided by continuing operations	305	364
Cash provided by (used in) discontinued operations	(13)	142

Net cash provided by operating activities	292	506

Cash flows from investing activities
Additions to property, plant and equipment	(125)	(131)
Purchases of interests in equity investments	(1)	(8)
Net proceeds from the sale of assets and investments	3	3
Net change in restricted cash	13	(72)
Net change in notes receivable from affiliates	(67)	7
Increase in notes from unconsolidated affiliates	6	6
Other	3	2

Cash used in continuing operations	(168)	(193)
Cash provided by discontinued operations	74	1,057

Net cash provided by (used in) investing activities	(94)	864

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(42)	(252)
Net proceeds from the issuance of long-term debt and other financing obligations	197	—
Decrease in notes payable to unconsolidated affiliates	(166)	(800)
Proceeds from issuance of securities of subsidiaries	1	73
Contributions from discontinued operations	61	834
Other	(3)	—

Cash provided by (used in) continuing operations	48	(145)
Cash used in discontinued operations	(61)	(1,199)

Net cash used in financing activities	(13)	(1,344)

Change in cash and cash equivalents	185	26
Cash and cash equivalents
Beginning of period	80	150

End of period	$265	$176

(1)	Only individual line items within cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

		2004
	2005	(Restated)

Net income (loss)	$58	$(86)

Foreign currency translation adjustments (net of income taxes of less than $1 in 2005 and $36 in 2004)	3	(32)
Unrealized net gains (losses) from cash flow hedging activity
Unrealized mark-to-market losses arising during period (net of income taxes of $15 in 2005 and $8 in 2004)	(25)	(14)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $9 in 2005 and $4 in 2004)	15	7

Other comprehensive loss	(7)	(39)

Comprehensive income (loss)	$51	$(125)

See accompanying notes.

EL PASO CGP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We are a wholly-owned, direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, as amended, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2005, and for the quarters ended March 31, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K, as amended. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. In mid-2004, we discontinued our Canadian and certain other international natural gas and oil production operations. Our results for all periods reflect these operations as discontinued.
     Restatement
      Cumulative Foreign Currency Translation Adjustments (CTA). We determined that our CTA balances in accumulated other comprehensive loss incorrectly contained amounts related to our businesses that had been previously sold or abandoned. These businesses included our discontinued Canadian exploration and production operations and certain of our discontinued petroleum markets activities. The adjustment of these CTA balances also affected the loss we recorded in 2004 on the sale of our Canadian operations.
      In conjunction with the revisions for CTA, we also determined that upon initially recognizing deferred income taxes on our Canadian and exploration and production operations, we did not properly allocate taxes to CTA in 2003. As a result, we should have recognized additional income tax expense in the first quarter of 2004 upon the sale of these operations.
      The impact of these adjustments to CTA and their related tax impacts was a $32 million reduction in our net loss from discontinued operations and net loss for the first quarter of 2004. As of December 31, 2004, the effect of these adjustments to total stockholders’ equity was a decrease of $1 million.
      Below are the effects of the restatement described above on our income statement, balance sheet and statement of comprehensive income. We have also reflected these restatements in Note 2.

	For the Quarter Ended
	March 31, 2004

	As Reported	As Restated

	(In millions)
Income Statement:
Discontinued operations, net of income taxes	(128)	(96)
Net loss	(118)	(86)
Statement of Comprehensive Income
Foreign currency translation adjustments	$—	$(32)
Other comprehensive loss	(7)	(39)

	As of March 31, 2005		As of December 31, 2004

	As Reported	As Restated(1)	As Reported	As Restated(1)

	(In millions)
Balance Sheet:
Deferred income tax liabilities, non-current	$736	$737	$691	$692
Retained earnings	94	161	36	103
Accumulated other comprehensive loss	(32)	(100)	(25)	(93)
Total stockholder’s equity	3,243	3,242	3,192	3,191

(1)	The balance sheet amounts as of March 31, 2005 and December 31, 2004 reflect the effects of the restatements of our historical financial statements through December 31, 2004 as further described in this Form 10-Q/A and our 2004 Form 10-K, as amended.
     Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K, as amended.
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

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

	(In millions)
Operating Results Data

Quarter Ended March 31, 2005
Revenues	$44	$2	$46
Costs and expenses	(53)	(1)	(54)
Gain (loss) on long-lived assets	3	(1)	2
Other income	15	—	15

Income before income taxes	9	—	9
Income taxes	12	(1)	11

Income (loss) from discontinued operations, net of income taxes	$(3)	$1	$(2)

Quarter Ended March 31, 2004 (Restated)(1)
Revenues	$639	$27	$666
Costs and expenses	(653)	(44)	(697)
Loss on long-lived assets	(42)	(16)	(58)
Other expense	(10)	—	(10)
Interest and debt expense	(3)	1	(2)

Loss before income taxes	(69)	(32)	(101)
Income taxes	(6)	1	(5)

Loss from discontinued operations, net of income taxes	$(63)	$(33)	$(96)

(1)	Amounts related to Petroleum Markets and International Natural Gas and Oil Production Operations were restated. See Note 1 to the condensed consolidated financial statements for a further discussion of the restatements.

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

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

Credit Facilities
      Certain of our subsidiaries, ANR Pipeline Company (ANR) and CIG, are eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our interests in ANR, CIG, Wyoming Interstate Gas Company, Ltd. (WIC) and ANR Storage Company, along with other El Paso interests, serve as collateral. In addition, certain of El Paso’s and our subsidiaries guarantee amounts borrowed under the agreement. At March 31, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement, none of which was borrowed or issued on behalf of ANR or CIG. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K, as amended.
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
Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K, as amended, for a description of these guarantees. As of March 31, 2005, we had approximately $10 million of both financial and performance guarantees not otherwise reflected in our financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2004 Annual Report on Form 10-K, as amended, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q. Certain historical financial information in this section has been restated, as further described in Item 1, Financial Statements and Supplementary Data, Note 1.
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

	2005	2004

	(In millions)
		(Restated)
Regulated Business
Pipelines	$184	$132
Non-regulated Businesses
Production	6	43
Power	(31)	(63)
Field Services	11	14

Segment EBIT	170	126
Corporate	5	4

Consolidated EBIT from continuing operations	175	130
Interest and debt expense	(73)	(101)
Affiliated interest income (expense), net	2	(14)
Income taxes	(44)	(5)

Income from continuing operations	60	10
Discontinued operations, net of income taxes	(2)	(96)

Net income (loss)	$58	$(86)

(1)	The restatement of our 2004 financial statements affected the amount of losses from discontinued operations, as well as the related taxes on these assets. Overall, the impact of the restatements for the three months ended March 31, 2004, was to decrease our loss on discontinued operations by $32 million. See Item 1, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatement.
Individual Segment Results
Regulated Business — Pipelines Segment
      Our Pipelines segment consists of interstate natural gas transmission, storage and related services in the United States. We face varying degrees of competition in this segment from other pipelines and proposed LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, nuclear, coal and fuel oil. For a further discussion of the business activities of our Pipelines segment, see our 2004 Annual Report on Form 10-K, as amended.
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
      Gas Not Used in Operations, Processing Revenues and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to recover and dispose of according to our tariffs or FERC order(s), relative to the amount of gas we use for operating purposes, and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period, and are influenced by factors such as adjustments in fuel rates, system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. In addition, we anticipate that recoveries of gas not used in operations will be significantly impacted by a FERC directive to implement a fuel tracker with a true-up mechanism in 2005 that will mitigate ANR’s risk for under-recovery of gas needed for operations while limiting ANR’s recovery of gas not used in operations. During the first quarter of 2005, the continuing sales of higher volumes of natural gas made available by ANR’s Storage Realignment Project resulted in an overall favorable impact to our operating results in 2005. We anticipate that this overall activity will continue to vary in the future and will be impacted by things such as rate actions, some of which have already been implemented, efficiency of our pipeline operations, natural gas prices and other factors. For a further discussion of this area of our business, refer to our 2004 Annual Report on Form 10-K, as amended.
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
      Our pipeline systems periodically file for changes in their rates which are subject to the approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact our profitability. For a further discussion of our current and upcoming rate proceedings, refer to our 2004 Annual Report on Form 10-K, as amended.

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

Production Hedge Position
      As part of our overall strategy, we hedge our natural gas and oil production through our affiliate, El Paso Marketing, L.P., to stabilize cash flows, reduce the risk of downward commodity price movements on our sales and to protect the economic assumptions associated with our capital investment programs. Our current hedge position, as further described in our 2004 Annual Report on Form 10-K, as amended, includes average hedge prices that are significantly below the current market price for natural gas.
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
      Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these variances can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in the forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2004 Annual Report on Form 10-K, as amended.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Material Weaknesses Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, as amended, we did not maintain effective controls as of December 31, 2004, over (1) access to financial application programs and data in certain information technology environments, (2) account reconciliations and (3) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. The remedial actions implemented in the first quarter of 2005 related to these material weaknesses are described below.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Note 6, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2004 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.
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
Date: June 20, 2005

/s/ D. Dwight Scott

D. Dwight Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: June 20, 2005

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