Form 10-Q
period 2005-06-30
EL PASO CGP CO
filed 2005-08-15
CIK 21267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Telephone Number: (713) 420-2600
Internet Website: www.elpaso.com
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common Stock, par value $1 per share. Shares outstanding on August 15, 2005: 1,000
      EL PASO CGP COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO CGP COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
     Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
BBtu	= billion British thermal units
Bcfe	= billion cubic feet of natural gas equivalents
MBbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
MW	= megawatt
NGL	= natural gas liquids
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Six Months Ended
	Quarter Ended		June 30,
	June 30,
				2004
	2005	2004	2005	(Restated)

Operating revenues	$419	$449	$929	$924

Operating expenses
Cost of products and services	42	64	117	126
Operation and maintenance	131	114	255	236
Depreciation, depletion and amortization	122	115	241	227
Loss on long-lived assets	65	—	64	88
Taxes, other than income taxes	12	17	33	28

	372	310	710	705

Operating income	47	139	219	219
Earnings (losses) from unconsolidated affiliates	(71)	24	(85)	59
Other income, net	14	7	21	13
Interest and debt expense	(77)	(91)	(150)	(192)
Affiliated interest income (expense), net	4	5	6	(9)

Income (loss) before income taxes	(83)	84	11	90
Income taxes	(15)	29	25	31

Income (loss) from continuing operations	(68)	55	(14)	59
Discontinued operations, net of income taxes	(4)	(5)	—	(95)

Net income (loss)	$(72)	$50	$(14)	$(36)

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$63	$80
Accounts and notes receivable
Customers, net of allowance of $19 in 2005 and $27 in 2004	153	217
Affiliates	279	263
Other	71	93
Inventory	43	52
Assets from discontinued operations	193	185
Deferred income taxes	67	87
Other	57	41

Total current assets	926	1,018

Property, plant and equipment, at cost
Natural gas and oil properties, at full cost	7,304	7,153
Pipelines	7,083	7,040
Power facilities	177	373
Gathering and processing systems	36	44
Other	134	89

	14,734	14,699
Less accumulated depreciation, depletion and amortization	8,057	7,981

Total property, plant and equipment, net	6,677	6,718

Other assets
Investments in unconsolidated affiliates	764	894
Goodwill and other intangible assets, net	420	419
Other	489	295

	1,673	1,608

Total assets	$9,276	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$121	$153
Affiliates	40	61
Other	183	211
Current maturities of long-term debt	135	310
Notes payable to affiliates	61	211
Liabilities from price risk management activities	104	148
Accrued interest	58	59
Liabilities from discontinued operations	121	104
Other	269	211

Total current liabilities	1,092	1,468

Long-term financing obligations, less current maturities	3,794	3,447

Other
Deferred income taxes	711	692
Other	307	388

	1,018	1,080

Commitments and contingencies
Securities of subsidiaries	151	158

Stockholder’s equity
Common stock, par value $1 per share; authorized and issued 1,000 shares	—	—
Additional paid-in capital	3,181	3,181
Retained earnings	89	103
Accumulated other comprehensive loss	(49)	(93)

Total stockholder’s equity	3,221	3,191

Total liabilities and stockholder’s equity	$9,276	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

		2004
	2005	(Restated)(1)

Cash flows from operating activities
Net loss	$(14)	$(36)
Less loss from discontinued operations, net of income taxes	—	(95)

Net income (loss) from continuing operations	(14)	59
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion and amortization	241	227
Loss on long-lived assets	64	88
Earnings from unconsolidated affiliates, adjusted for cash distributions	155	(12)
Deferred income taxes	(4)	26
Other non-cash items	(13)	11
Asset and liability changes	(45)	46

Cash provided by continuing operations	384	445
Cash provided by (used in) discontinued operations	(17)	166

Net cash provided by operating activities	367	611

Cash flows from investing activities
Additions to property, plant and equipment	(268)	(295)
Purchases of interests in equity investments	(7)	(12)
Net proceeds from the sale of assets and investments	14	81
Net change in restricted cash	(11)	34
Net change in notes receivable from affiliates	(251)	—
Increase in notes from unconsolidated affiliates	6	20
Other	54	31

Cash used in continuing operations	(463)	(141)
Cash provided by discontinued operations	70	1,112

Net cash provided by (used in) investing activities	(393)	971

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(294)	(460)
Net change in affiliated notes payable	(150)	(896)
Net proceeds from the issuance of long-term debt and other financing obligations	458	—
Proceeds from issuance of securities of subsidiaries	—	74
Contributions from discontinued operations	53	913
Other	(5)	1

Cash provided by (used in) continuing operations	62	(368)
Cash used in discontinued operations	(53)	(1,278)

Net cash provided by (used in) financing activities	9	(1,646)

Change in cash and cash equivalents	(17)	(64)
Cash and cash equivalents
Beginning of period	80	150

End of period	$63	$86

(1)	Only individual line items within cash flows from operating activities have been restated. Total cash flows from operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

			Six Months Ended
	Quarter Ended		June 30,
	June 30,
				2004
	2005	2004	2005	(Restated)

Net income (loss)	$(72)	$50	$(14)	$(36)

Foreign currency translation adjustments (net of income taxes of less than $1 in 2005 and less than $1 and $36 in 2004)	3	(1)	6	(33)
Unrealized net gains (losses) from cash flow hedging activity
Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $12 and $3 in 2005 and $7 and $15 in 2004)	21	(12)	(4)	(26)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $15 and $24 in 2005 and $2 and $6 in 2004)	27	2	42	9

Other comprehensive income (loss)	51	(11)	44	(50)

Comprehensive income (loss)	$(21)	$39	$30	$(86)

See accompanying notes.

EL PASO CGP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We are a wholly owned, direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, as amended, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2005, and for the quarters and six months ended June 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K, as amended. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets, which represented substantially all of the remaining assets in our Field Services segment. These assets and the results of their operations have been reclassified as discontinued operations for all periods presented. Additionally, our financial statements for prior periods include reclassifications to conform to the current period presentation. These reclassifications had no effect on our previously reported net income (loss) or stockholder’s equity.
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
      The impact of these adjustments to CTA and their related tax impacts was a $32 million reduction in our net loss from discontinued operations and net loss for the first quarter of 2004. As of December 31, 2004, the effect of these adjustments to total stockholder’s equity was a decrease of $1 million.
      Below are the effects of the restatement described above on our income statement, balance sheet and statement of comprehensive income. We have also reflected these restatements in Note 2.

	For the Six Months Ended June 30, 2004

	As Reported(1)	As Restated

	(In millions)
Income Statement:
Discontinued operations, net of income taxes	$(127)	$(95)
Net loss	(68)	(36)
Statement of Comprehensive Income
Foreign currency translation adjustments	$(1)	$(33)
Other comprehensive loss	(18)	(50)

(1)	Includes the impact of the reclassification of our south Louisiana assets as discontinued operations.

     Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K, as amended.
     New Accounting Pronouncements Issued But Not Yet Adopted
      As of June 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Deferred Taxes on Foreign Earnings. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 clarified the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has indicated that additional guidance for applying the repatriation provisions of the American Jobs Creation Act of 2004 will be issued. We have not yet determined the potential range of our foreign earnings that could be impacted by this legislation and FSP No. 109-2, and we continue to evaluate whether we will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on our financial statements.
      Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligations are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicates that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs our interstate pipelines incur related to their pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006, instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $5 million to $10 million annually.

2. Divestitures

Sales of Assets and Investments
      During the six months ended June 30, 2005 and 2004, we completed the sale of a number of assets and investments. We received cash proceeds from asset and investment sales of $14 million and $81 million in the six months ended June 30, 2005 and 2004. Additionally, during the six months ended June 30, 2005 and 2004, we received proceeds of $85 million and $1,261 million from sales of assets related to our discontinued operations.
      The following table summarizes the significant assets sold during the six months ended June 30:

	2005	2004

Power	• Eagle Point power facility	• Mohawk River Funding IV
	• Rensselaer power facility	• Utility Contract Funding (UCF)
	• Power turbine	• Bastrop Company equity investment

Discontinued	• Interest in Paraxylene facility • MTBE processing facility	• Natural gas and oil production properties in Canada
	• International natural gas and oil production properties	• Aruba and Eagle Point refineries and other petroleum assets
      During the second and third quarters of 2005, we announced the sales of substantially all of our Asian power assets. We expect to receive total proceeds of approximately $32 million for these assets.
      Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals by El Paso’s management or its Board of Directors and when they meet other criteria. As of December 31, 2004, we had two domestic power plants in assets held for sale that were fully impaired in previous years, one of which was sold in the first quarter of 2005. We expect to sell the other power plant by the end of 2005.

Discontinued Operations
      South Louisiana Gathering and Processing Operations. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets, which represented substantially all of the remaining assets in our Field Services segment. During the third quarter of 2005, we announced the sale of these assets, for which we expect to receive proceeds of approximately $500 million. This sale is expected to be completed by the end of 2005.
      International Natural Gas and Oil Production Operations. During 2004, our Canadian and certain other international natural gas and oil production operations were approved for sale. As of December 31, 2004, we had completed the sale of all of our Canadian operations and substantially all of our operations in Indonesia for total proceeds of approximately $389 million. We completed the sale of substantially all of our remaining properties in 2005 for total proceeds of approximately $6 million.
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
      The petroleum markets, international natural gas and oil production operations and south Louisiana gathering and processing operations discussed above are classified as discontinued operations in our financial statements. As of June 30, 2005 and December 31, 2004, the total assets of our discontinued operations were $193 million and $274 million, and our total liabilities were $121 million and $135 million. All of the assets and liabilities of these discontinued businesses are classified as current assets and liabilities as of June 30, 2005. As of December 31, 2004, $89 million of these assets and $31 million of these liabilities were classified as non-current. The summarized operating results of our discontinued operations were as follows:

			South
		International	Louisiana
		Natural Gas	Gathering
		and Oil	and
	Petroleum	Production	Processing
	Markets	Operations	Operations	Total

	(In millions)
Operating Results Data

Quarter Ended June 30, 2005
Revenues	$30	$—	$90	$120
Costs and expenses	(33)	(1)	(76)	(110)
Loss on long-lived assets	—	(4)	—	(4)
Other expense	(4)	—	(1)	(5)

Income (loss) before income taxes	(7)	(5)	13	1
Income taxes	1	(2)	6	5

Income (loss) from discontinued operations, net of income taxes	$(8)	$(3)	$7	$(4)

Quarter Ended June 30, 2004
Revenues	$54	$1	$65	$120
Costs and expenses	(76)	(3)	(56)	(135)
Gain on long-lived assets	4	—	—	4

Income (loss) before income taxes	(18)	(2)	9	(11)
Income taxes	(3)	(6)	3	(6)

Income (loss) from discontinued operations, net of income taxes	$(15)	$4	$6	$(5)

Six Months Ended June 30, 2005
Revenues	$74	$2	$177	$253
Costs and expenses	(86)	(2)	(154)	(242)
Gain (loss) on long-lived assets	3	(5)	—	(2)
Other income	11	—	(1)	10

Income (loss) before income taxes	2	(5)	22	19
Income taxes	13	(3)	9	19

Income (loss) from discontinued operations, net of income taxes	$(11)	$(2)	$13	$—

Six Months Ended June 30, 2004
Revenues	$693	$28	$139	$860
Costs and expenses	(729)	(47)	(121)	(897)
Loss on long-lived assets	(38)	(16)	—	(54)
Other expense	(10)	—	—	(10)
Interest and debt expense	(3)	1	—	(2)

Income (loss) before income taxes	(87)	(34)	18	(103)
Income taxes	(9)	(5)	6	(8)

Income (loss) from discontinued operations, net of income taxes	$(78)	$(29)	$12	$(95)

			South
		International	Louisiana
		Natural Gas	Gathering
		and Oil	and
	Petroleum	Production	Processing
	Markets	Operations	Operations	Total

Financial Position Data
June 30, 2005
Assets of discontinued operations
Accounts and notes receivables	$3	$—	$64	$67
Inventory	3	—	6	9
Other current assets	—	—	20	20
Property, plant and equipment, net	1	—	89	90
Other non-current assets	—	—	7	7

Total assets	$7	$—	$186	$193

Liabilities of discontinued operations
Accounts payable	$—	$—	$85	$85
Other current liabilities	1	—	6	7
Other non-current liabilities	—	—	29	29

Total liabilities	$1	$—	$120	$121

December 31, 2004
Assets of discontinued operations
Accounts and notes receivables	$39	$2	$65	$106
Inventory	8	—	6	14
Other current assets	3	1	8	12
Property, plant and equipment, net	14	6	81	101
Other non-current assets	33	—	8	41

Total assets	$97	$9	$168	$274

Liabilities of discontinued operations
Accounts payable	$5	$—	$84	$89
Other current liabilities	3	—	9	12
Other non-current liabilities	3	—	31	34

Total liabilities	$11	$—	$124	$135

3. (Gain) Loss on Long-Lived Assets
      Our (gain) loss on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets. During each of the periods ended June 30, our (gain) loss on long-lived assets was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Net realized gain	$—	$(2)	$(2)	$(3)
Asset impairments	65	2	66	91

Loss on long-lived assets	65	—	64	88
(Gain) loss on investments in unconsolidated affiliates(1)	92	(3)	136	(3)

(Gain) loss on long-lived assets and investments	$157	$(3)	$200	$85

(1)	See Note 10 for a further description of these gains and losses.
     Our loss on long-lived assets for the quarter and six months ended June 30, 2005 was primarily attributable to a $60 million impairment recorded by our Power segment on its power plant in El Salvador. This impairment was recorded based on information received about the value we may receive as we evaluate potential opportunities to sell this asset.
      Our 2004 loss on long-lived assets occurred primarily in our Power segment, which recognized an $89 million impairment in the first quarter of 2004 related to the sale of our subsidiary, UCF, which owned a restructured power contract.
4. Income Taxes
      Income taxes included in our income (loss) from continuing operations for the periods ended June 30 were as follows:

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except rates)
Income taxes	$(15)	$29	$25	$31
Effective tax rate	18%	35%	227%	34%
      We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.
      During the quarter and six months ended June 30, 2005, our overall effective tax rates on continuing operations were different than the statutory rate of 35% primarily due to the tax impact of impairments of certain foreign investments for which there was only a partial corresponding income tax benefit. In addition, we recorded net tax benefits on book versus tax differences related to our Asian power assets as discussed below which partially offset the tax impact of our impairments. State income taxes (including valuation allowances) and state tax adjustments to reflect income tax returns as filed, net of federal income tax effects, also impacted our effective tax rate during these periods. During the six months ended June 30, 2005, our effective rate was significantly higher than the statutory rate due to these items and the amount of tax expense compared with minimal pretax income.
      We have not historically recorded U.S. deferred tax assets or liabilities on book versus tax basis differences for a substantial portion of our international investments based on our intent to indefinitely reinvest earnings from these investments outside the U.S. However, based on current sales negotiations on certain of our Asian power assets, we currently expect to receive these sales proceeds within the U.S. Our effective tax rate was impacted upon recording net deferred tax assets on book versus tax basis differences in these investments primarily in the second quarter of 2005 based on the status of these negotiations. As of June 30, 2005, and December 31, 2004, we have deferred tax assets of $45 million and $6 million and deferred tax liabilities of $2 million and $8 million related to these investments.
5. Inventory
      We have the following inventory recorded on our balance sheets:

	June 30,	December 31,
	2005	2004

	(In millions)
Materials and supplies and other	$41	$40
Natural gas liquids	2	12

Total inventory	$43	$52

6. Debt, Other Financing Obligations and Other Credit Facilities
      We had the following borrowings and other financing obligations on our balance sheets:

	June 30,	December 31,
	2005	2004

	(In millions)
Current maturities of long-term debt	$135	$310
Long-term financing obligations	3,794	3,447

Total	$3,929	$3,757

Long-Term Financing Obligations
      From January 1, 2005 through the date of this filing, we had the following changes in our long-term financing obligations:

				Cash Received/
Company	Type	Interest Rate	Book Value	Paid

			(In millions)
Issuances and other increases
Colorado Interstate Gas Company (CIG)	Senior notes due 2015	5.95%	$200	$197
Cheyenne Plains Gas Pipeline Company(1)	Non-recourse term loan due 2015	Variable	266	261

Increases through June 30, 2005			$466	$458

Repayments, repurchases, retirements and other
CIG	Debentures	10%	$180	$180
ANR Pipeline Company (ANR) (2)	Debentures	7%	68	68
Other	Long-term debt	Various	46	46

Decreases through June 30, 2005			294	294
Other	Long-term debt	Various	2	2

Decreases through filing date			$296	$296

(1)	In addition to the borrowing, we have an associated letter of credit facility for $12 million, under which we issued $6 million of letters of credit in May 2005. We also concurrently entered into swaps to convert the variable interest rate on approximately $213 million of this debt to a current fixed rate of 5.94 percent.

(2)	Holders of the $75 million 7% debentures due 2025 redeemed approximately $68 million in June 2005.

Credit Facilities
      Certain of our subsidiaries, ANR and CIG, are eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our interests in ANR, CIG, Wyoming Interstate Company, Ltd. (WIC) and ANR Storage Company, along with other El Paso interests, serve as collateral. In addition, certain of El Paso’s and our subsidiaries guarantee amounts borrowed under the agreement. At June 30, 2005, El Paso had borrowing capacity under its $3 billion credit agreement of $0.4 billion. El Paso had $1.2 billion outstanding as a term loan and $1.4 billion of letters of credit issued under the $3 billion credit agreement, none of which was borrowed or issued on behalf of ANR or CIG. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K, as amended.
7. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which, if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of six of the seven Qui Tam actions filed by Grynberg against El Paso subsidiaries. The seventh case involves only a few midstream entities owned by El Paso, which have meritorious defenses to the underlying claims. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      MTBE. In compliance with the 1990 amendments to the Clean Air Act, we used the gasoline additive methyl tertiary-butyl ether (MTBE) in some of our gasoline. We have also produced, bought, sold and distributed MTBE. A number of lawsuits have been filed throughout the U.S. regarding MTBE’s potential impact on water supplies. We and some of our subsidiaries are among the defendants in over 60 such lawsuits. As a result of a ruling issued on March 16, 2004, these suits have been consolidated for pre-trial purposes in multi-district litigation in the U.S. District Court for the Southern District of New York. The plaintiffs, certain state attorneys general and various water districts, seek remediation of their groundwater, prevention of future contamination, a variety of compensatory damages, punitive damages, attorney’s fees, and court costs. The plaintiff states of California and New Hampshire have filed an appeal to the 2nd Circuit Court of Appeals challenging the removal of the cases from state to federal court. That appeal is pending. In April 2005, the judge denied a motion by defendants to dismiss the lawsuits. In that opinion the Court recognized, for certain states, a potential commingled product market share basis for collective liability. Our costs and legal exposure related to these lawsuits are not currently determinable.
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
Government Investigations
      Power Restructuring. El Paso has cooperated with the SEC with regard to an investigation of our power plant contract restructurings and the related disclosures and accounting treatment for the restructured power contracts, including, in particular, the Eagle Point restructuring transaction completed in 2002. In July 2005, El Paso was informed by the staff of the SEC that they do not intend to recommend any enforcement action concerning this investigation.
      Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to our December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents with regard to these reserve revisions and we assisted El Paso in cooperating with the U.S. Attorney’s investigation related to this matter. In June 2005, El Paso was informed that the U.S. Attorney’s office closed this investigation and will not pursue prosecution at this time. We will continue to assist El Paso and its Audit Committee in cooperating with the SEC in its investigation related to such reserve revisions.
      Iraq Oil Sales. In September 2004, we received a subpoena from the grand jury of the U.S. District Court for the Southern District of New York to produce records regarding the United Nations’ Oil for Food Program governing sales of Iraqi oil. The subpoena seeks various records related to transactions in oil of Iraqi origin during the period from 1995 to 2003. In November 2004, we received an order from the SEC to provide a written statement and to produce certain documents in connection with our and El Paso’s participation in the Oil for Food Program. In June 2005, we received an additional request for documents and information from the SEC. We have also received informal requests for information and documents from the United States Senate’s Permanent Subcommittee of Investigations and the House of Representatives International Relations Committee related to our purchases of Iraqi crude under the Oil for Food Program. We are cooperating with the U.S. Attorney’s, the SEC’s, the Senate Subcommittee’s and the House Committee’s investigations of this matter.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.
Rates and Regulatory Matters
      Selective Discounting Notice of Inquiry (NOI). In November 2004, the FERC issued a NOI seeking comments on its policy regarding selective discounting by natural gas pipelines. In May 2005, the FERC issued an order reaffirming its prior practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons when the discount is given to meet competition from another natural gas pipeline.

      For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. As of June 30, 2005, we had approximately $27 million accrued for all outstanding legal and other contingent matters.
Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2005, we had accrued approximately $121 million, including approximately $119 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $2 million for related environmental legal costs. Of the $121 million accrual, $41 million was reserved for facilities we currently operate, and $80 million was reserved for non-operating sites (facilities that are shut down or have been sold) and Superfund sites.
      Our reserve estimates range from approximately $121 million to approximately $191 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($36 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($85 million to $155 million) and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

	June 30, 2005

Sites	Expected	High

	(In millions)
Operating	$41	$47
Non-operating	77	136
Superfund	3	8

Total	$121	$191

      Below is a reconciliation of our accrued liability from January 1, 2005, to June 30, 2005 (in millions):

Balance as of January 1, 2005	$128
Additions/adjustments for remediation activities	6
Payments for remediation activities	(14)
Other changes, net	1

Balance as of June 30, 2005	$121

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $17 million. In addition, we expect to make capital expenditures for environmental matters of approximately $23 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 19 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third-parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2005, we have estimated our share of the remediation costs at these sites to be between $3 million and $8 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.
      It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.
Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K, as amended, for a description of these commitments. As of June 30, 2005, we had approximately $10 million of both financial and performance guarantees not otherwise reflected in our financial statements.
8. Retirement Benefits
      The components of net benefit cost for our pension and postretirement benefit plans for the periods ended June 30 are as follows:

	Quarter Ended June 30,				Six Months Ended June 30,

			Other				Other
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	2005	2004	2005	2004	2005	2004	2005	2004

	(In millions)
Interest cost	$1	$1	$1	$1	$2	$2	$2	$2
Expected return on plan assets	—	(1)	(1)	—	(1)	(2)	(2)	(1)

Net benefit cost	$1	$—	$—	$1	$1	$—	$—	$1

      In 2004, we adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement required us to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our postretirement benefit plans that provide drug benefits that are covered by that legislation. The adoption of FSP No. 106-2 decreased our accumulated postretirement benefit obligation by $5 million. In addition, it reduced our net periodic benefit cost by less than $1 million for the first six months of 2005. Our actual and expected contributions for 2005 were not reduced by subsidies under this legislation.
      We made $6 million and $8 million of cash contributions to our other postretirement plans during the six months ended June 30, 2005 and 2004. We expect to contribute an additional $9 million to our other postretirement plans for the remainder of 2005. Contributions to our pension plan are expected to be less than $1 million for the remainder of 2005.

9. Business Segment Information
      Our regulated business consists of our Pipelines segment, while our non-regulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate operations include our general and administrative functions, as well as various other contracts and assets, all of which are immaterial. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets, which represented substantially all of the remaining assets in our Field Services segment. As a result, we reclassified these assets and the results of their operations as discontinued operations for all periods presented.
      We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest, which includes interest and debt expense and affiliated interest income (expense). Our business operations consist of both consolidated businesses, as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of all of our businesses and investments. Also, we exclude interest from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our EBIT to our income (loss) from continuing operations for the periods ended June 30:

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Total EBIT	$(10)	$170	$155	$291
Interest and debt expense	(77)	(91)	(150)	(192)
Affiliated interest income (expense), net	4	5	6	(9)
Income taxes	15	(29)	(25)	(31)

Income (loss) from continuing operations	$(68)	$55	$(14)	$59

      The following tables reflect our segment results for the periods ended June 30:

	Regulated	Non-Regulated

					Field
Quarters Ended June 30,	Pipelines	Production		Power	Services	Corporate(1)	Total

	(In millions)
2005
Revenues from external customers	$229	$116	(2)	$27	$24	$6	$402
Intersegment revenues	7	19		—	—	(9)	17	(3)
Operation and maintenance	70	41		20	(1)	1	131
Depreciation, depletion and amortization	37	79		3	—	3	122
Loss on long-lived assets	—	—		61	4	—	65

Operating income (loss)	$97	$14		$(63)	$2	$(3)	$47
Earnings (losses) from unconsolidated affiliates	16	—		(88)	1	—	(71)
Other income (expense), net	3	—		10	—	1	14

EBIT	$116	$14		$(141)	$3	$(2)	$(10)

2004
Revenues from external customers	$189	$174	(2)	$45	$18	$14	$440
Intersegment revenues	—	9		—	—	—	9	(3)
Operation and maintenance	54	38		22	—	—	114
Depreciation, depletion and amortization	30	80		2	1	2	115
(Gain) loss on long-lived assets	—	—		(1)	1	—	—

Operating income	$71	$59		$6	$1	$2	$139
Earnings from unconsolidated affiliates	17	—		6	1	—	24
Other income, net	1	—		4	—	2	7

EBIT	$89	$59		$16	$2	$4	$170

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. For the quarters ended June 30, 2005 and 2004, we recorded an intersegment revenue elimination of $9 million and less than one million, which is included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk with our affiliate associated with our natural gas and oil production.

(3)	Relates to intercompany activity between our continuing operations and our discontinued operations.

	Regulated	Non-Regulated

					Field
Six Months Ended June 30,	Pipelines	Production		Power	Services	Corporate(1)	Total

	(In millions)
2005
Revenues from external customers	$534	$226	(2)	$49	$71	$14	$894
Intersegment revenues	15	39		—	1	(20)	35	(3)
Operation and maintenance	137	80		39	(1)	—	255
Depreciation, depletion and amortization	75	156		5	1	4	241
Loss on long-lived assets	—	—		60	4	—	64

Operating income (loss)	$261	$18		$(66)	$5	$1	$219
Earnings (losses) from unconsolidated affiliates	35	—		(119)	(1)	—	(85)
Other income, net	4	2		13	—	2	21

EBIT	$300	$20		$(172)	$4	$3	$155

2004
Revenues from external customers	$426	$325	(2)	$99	$23	$30	$903
Intersegment revenues	—	21		—	—	—	21	(3)
Operation and maintenance	113	77		45	1	—	236
Depreciation, depletion and amortization	60	156		6	1	4	227
Loss on long-lived assets	—	—		87	1	—	88

Operating income (loss)	$181	$104		$(74)	$3	$5	$219
Earnings (losses) from unconsolidated affiliates	39	(2)		18	4	—	59
Other income, net	1	—		9	—	3	13

EBIT	$221	$102		$(47)	$7	$8	$291

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. For the six months ended June 30, 2005 and 2004, we recorded an intersegment revenue elimination of $20 million and less than one million, which is included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production.

(3)	Relates to intercompany activity between our continuing operations and our discontinued operations.
     Total assets by segment are presented below:

	June 30,	December 31,
	2005	2004

	(In millions)
Regulated
Pipelines	$5,712	$5,717
Non-regulated
Production	2,048	2,000
Power	522	716
Field Services	108	144

Total segment assets	8,390	8,577
Corporate	693	493
Discontinued operations	193	274

Total consolidated assets	$9,276	$9,344

10.	Investments in Unconsolidated Affiliates and Related Party Transactions
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

		Earnings		Earnings
		(Losses) from		(Losses) from
		Unconsolidated		Unconsolidated
		Affiliates		Affiliates
	Net
	Ownership
	Interest	Quarter Ended		Six Months
		June 30,		Ended June 30,
	June 30,
	2005	2005	2004	2005	2004

	(Percent)
		(In millions)
Domestic:
Great Lakes Gas Transmission LP and Company (Great Lakes)	50	$14	$16	$31	$36
Midland Cogeneration Venture (MCV)(1)	44	(4)	(2)	(3)	3
Javelina	40	1	2	2	5
Other Domestic Investments	various	2	2	1	(1)

Total domestic		13	18	31	43

Foreign:
Asia Investments(2)	various	(28)	6	(67)	13
Central American Investments(3)	various	(55)	—	(49)	3
Other Foreign Investments	various	(1)	—	—	—

Total foreign		(84)	6	(116)	16

Total earnings (losses) from unconsolidated affiliates		$(71)	$24	$(85)	$59

(1)	Our proportionate share of MCV’s losses was $17 million during the second quarter of 2005. We did not record our proportionate share of MCV’s losses as these losses resulted primarily from changes in the fair value of their derivative contracts, which we believe did not affect the value of our investment and would not be realized. We did not recognize substantially all of our proportionate share of MCV’s earnings of approximately $75 million during the six months ended June 30, 2005 for the same reason.

(2)	Consists of our investments in six power plants, including Habibullah Power and Saba Power Company. Our proportionate share of earnings reported by our Asia investments was $5 million and $11 million for the quarter and six months ended June 30, 2005. We decreased our proportionate share of equity earnings for our Asia investments by $1 million and $5 million for the quarter and six months ended June 30, 2005 to reflect the amount of earnings that we believe will be realized.

(3)	Consists of our investments in 6 power plants. Our proportionate share of earnings reported by our Central American investments was $2 million and $8 million for the quarter and six months ended June 30, 2005.
     During the quarter and six months ended June 30, 2005, we recognized $92 million and $136 million of impairment charges on our equity investments, which was primarily attributable to our Power segment. We recognized $32 million and $73 million of impairments on our Asian power investments for the quarter and six months ended June 30, 2005, as well as $57 million of impairments on our interests in Central American power assets for the quarter and six months ended June 30, 2005. These assets were impaired based on information received about the value we may receive as we evaluate potential opportunities to sell these investments. We did not recognize any impairment charges on our equity investments for the quarter or six months ended June 30, 2004.

      The summarized financial information below includes our proportionate share of the operating results of our unconsolidated affiliates, including affiliates in which we hold a less than 50 percent interest as well as those in which we hold a greater than 50 percent interest for the quarters ended June 30:

	Quarter Ended June 30,				Six Months Ended June 30,

		Great	Other			Great	Other
	MCV	Lakes	Investments	Total	MCV	Lakes	Investments	Total

	(In millions)
2005
Operating results data:
Operating revenues	$62	$31	$102	$195	$127	$66	$166	$359
Operating expenses	69	13	68	150	34	28	110	172
Income (loss) from continuing operations	(17)	10	8	1	75	21	22	118
Net income (loss)(1)	(17)	10	8	1	75	21	22	118
2004
Operating results data:
Operating revenues	$69	$32	$115	$216	$139	$68	$179	$386
Operating expenses	60	13	96	169	113	26	146	285
Income (loss) from continuing operations	(2)	11	7	16	3	24	19	46
Net income (loss)(1)	(2)	11	7	16	3	24	19	46

(1)	Includes net income of $5 million and $7 million for the quarters ended June 30, 2005, and 2004, and $12 million and $15 million for the six months ended June 30, 2005 and 2004, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.
     We received distributions and dividends from our investments of $24 million and $23 million for each of the quarters ended June 30, 2005 and 2004 and $70 million and $47 million for the six months ended June 30, 2005 and 2004. In January 2004, we also received $54 million of non-cash assets and liabilities as a liquidating distribution of our equity investment in Noric Holdings I, LLC. We did not recognize a gain or loss on this distribution.
     Related Party Transactions
      We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact on transactions with our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating revenue	$65	$136	$159	$264
Cost of sales	7	6	23	13
Reimbursement for operating expenses	—	—	1	1
Charges from affiliates	67	55	119	106
Other income	3	3	7	7
      Revenues and Expenses. Due to the sale of our affiliate by our parent, our operating revenue from affiliates decreased significantly in 2005 versus 2004. We enter into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of business to transport, sell and purchase natural gas and NGL and various contractual agreements for trading activities. Substantially all of our revenues and cost of sales from related parties for the quarters ended June 30, 2005 and 2004, were with El Paso affiliates, and primarily related to transactions with our Production segment. We have also entered into a service agreement in which El Paso provides us with a reimbursement of 2.5 cents per MMBtu in 2005 for our administrative costs associated with hedging transactions we entered into in December 2004.
      El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. El Paso Natural Gas Company and Tennessee Gas Pipeline Company allocates payroll and other expense to us associated with our shared pipeline services based on the estimated level of staff and their expenses to provide the services. In addition, an El Paso affiliate of ours provides our production segment with administrative and other shared services and these costs, net of capitalized amounts, are allocated to us as well.
      The following table summarizes our affiliated receivables and payables.

	June 30,	December 31,
	2005	2004

	(In millions)
Current assets
Note receivable from affiliates(1)	$124	$176
Accounts and notes receivable from affiliates	123	76
Receivables from unconsolidated affiliates	32	11

Accounts and notes receivable — Affiliates	$279	$263
Other non-current assets
Notes receivable from affiliates(2)	$303	$—
Notes receivable from unconsolidated affiliates	48	69
Current liabilities
Accounts payable — Affiliates	$40	$61
Notes payable to related parties	$61	$45
Notes payable to affiliates(2)	—	166

Notes payable to affiliates	$61	$211

(1)	Note receivable from affiliates at June 30, 2004 and December 31, 2004 were at an interest rate of 3.7% and 2.7%.

(2)	Noncurrent notes receivable from affiliates at June 30, 2005 were at an interest rate of 4.3% and notes payable to affiliates at December 31, 2004 were at a rate of 2.0%.
     Cash Management Program and Affiliate Receivables/Payables. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At December 31, 2004, we had borrowed $166 million, which was included in current notes payable to affiliates in our consolidated balance sheet. However, at June 30, 2005, we had a cash advance receivable from El Paso of $303 million under this program. This receivable is due upon demand; however, since we do not anticipate settlement within the next twelve months, the receivable was classified as a non-current note receivable from affiliates and is included in other assets on our balance sheet.
      Affiliate income taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have U.S. federal and state income taxes payable of $62 million and $47 million at June 30, 2005 and December 31, 2004, included in other current liabilities on our balance sheets. The majority of these balances will become payable to El Paso.
      Other. During the first quarter of 2004, Coastal Stock Company, our wholly-owned subsidiary, issued 68,000 shares of Class A Preferred Stock to a subsidiary of El Paso for $71 million. We included the proceeds from the issuance of these shares as securities of subsidiaries in our balance sheet.

      Guarantees. In April 2005, we signed an agreement with our affiliate, El Paso Production Holding Company (EPPH), in which EPPH agreed to be responsible for our financial obligations that Minerals Management Service requires for oil spills and plug and abandonment liabilities. We agreed to reimburse EPPH for any costs incurred associated with the guarantee and deposited $10 million with EPPH to cover our obligations.
  Contingent Matters that Could Impact Our Investments
      Economic Conditions in the Dominican Republic. We have investments in power projects in the Dominican Republic with an aggregate exposure of approximately $60 million. We own an approximate 25 percent ownership interest in a 416 MW power generating complex known as Itabo. We also own an approximate 48 percent interest in a 67 MW heavy fuel oil fired power project known as the CEPP project. The country is emerging from an economic crisis that developed in 2003 resulting in a significant devaluation of the Dominican peso. As a result of these economic conditions, combined with the high prices on imported fuels, and due to their inability to pass through these high fuel costs to their consumers, the local distribution companies that purchase the electrical output of these facilities were delinquent in their payments to CEPP and Itabo, and to the other generating facilities in the Dominican Republic. The government of the Dominican Republic has signed an agreement with the IMF and World Bank that restores lending programs and provides for the recovery of the power sector. This led to the government’s agreement to keep payments current and address the arrears to the generating companies. In addition, a recent local court decision has resulted in the potential inability of CEPP to continue to receive payments for its power sales, which may affect CEPP’s ability to operate. The local court decision has been stayed pending our appeal to the Supreme Court of the Dominican Republic. We continue to monitor the economic and payment situation in the Dominican Republic and, as new information becomes available or future material developments arise, it is possible that future impairments of these investments may occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2004 Annual Report on Form 10-K, as amended, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q. Certain historical financial information in this section has been restated, as further described in Item 1, Financial Statements, Note 1.
      During the second quarter 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing operations, which represented substantially all of the remaining assets in our Field Services segment. As a result, we reclassified these assets and the results of their operations as discontinued operations for all periods presented. During the third quarter of 2005, we announced the sale of these assets, which we expect to complete by the end of 2005.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We reflect these advances or borrowings as investing activities in our statement of cash flows. At June 30, 2005, we had a cash advance receivable from El Paso of $303 million under this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At June 30, 2005, this receivable was classified as a non-current note receivable from affiliate and included in other assets on our balance sheet. In addition to El Paso’s cash management program, certain of our subsidiaries, ANR and CIG, are eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our interests in ANR, CIG, WIC and ANR Storage Company, along with other El Paso interests, serve as collateral. In addition, certain of El Paso’s and our subsidiaries guarantee amounts borrowed under the agreement. We believe that cash flows from operating activities and amounts provided by El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations.
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
      We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as net income (loss) adjusted for (i) items that do not impact our income from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest, which includes interest and debt expense and affiliated interest income (expense). Our business operations consist of both consolidated businesses, as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of all of our businesses and investments. Also, we exclude interest from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our consolidated EBIT to our consolidated net income (loss) for the periods ended June 30:

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Regulated Business
Pipelines	$116	$89	$300	$221
Non-regulated Businesses
Production	14	59	20	102
Power	(141)	16	(172)	(47)
Field Services	3	2	4	7

Segment EBIT	(8)	166	152	283
Corporate	(2)	4	3	8

Consolidated EBIT from continuing operations	(10)	170	155	291
Interest and debt expense	(77)	(91)	(150)	(192)
Affiliated interest income (expense), net	4	5	6	(9)
Income taxes	15	(29)	(25)	(31)

Income from continuing operations	(68)	55	(14)	59
Discontinued operations, net of income taxes	(4)	(5)	—	(95)

Net income (loss)	$(72)	$50	$(14)	$(36)

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
     Operating Results
      Below are the operating results and analysis of these results for our Pipelines segment for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$236	$189	$549	$426
Operating expenses	(139)	(118)	(288)	(245)

Operating income	97	71	261	181
Other income, net	19	18	39	40

EBIT	$116	$89	$300	$221

Throughput volumes (BBtu/d)	8,479	7,654	9,024	8,278

      The following contributed to our overall EBIT increase of $27 million and $79 million for the quarter and six months ended June 30, 2005 as compared to the same periods in 2004:

	Quarter Ended June 30,				Six Months Ended June 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)				Favorable/(Unfavorable)
	(In millions)				(In millions)
Contract modifications/ terminations/settlements	$12	$—	$1	$13	$41	$—	$1	$42
Gas not used in operations, processing revenues and other natural gas sales	12	(5)	—	7	48	(16)	—	32
Pipeline expansions	18	(7)	(2)	9	29	(14)	(1)	14
Higher allocated costs	—	(8)	—	(8)	—	(14)	—	(14)
Equity earnings from our investment in Great Lakes	—	—	(1)	(1)	—	—	(4)	(4)
Other(1)	5	(1)	3	7	5	1	3	9

Total impact on EBIT	$47	$(21)	$1	$27	$123	$(43)	$(1)	$79

(1)	Consists of individually insignificant items across several of our pipeline systems.
     The following provides further discussion of some of the items listed above as well as an outlook on events that may affect our operations in the future.
      Contract Modifications/Terminations/Settlements. Included in this item are (i) the impact of ANR completing the restructuring of its transportation contracts with one of its shippers on its Southwest and Southeast Legs as well as a related gathering contract in March 2005, which increased revenues and EBIT by $29 million in the first quarter of 2005 and (ii) the impact of ANR’s settlement in the second quarter of 2005 of two transportation agreements previously rejected in the bankruptcy of USGen New England, Inc., which increased EBIT by $15 million. ANR’s settlement with US Gen will not have an ongoing impact on our Pipeline segment results.
      Gas Not Used in Operations, Processing Revenues and Other Natural Gas Sales. For some of our regulated pipelines, the financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to recover and dispose of according to our tariffs or FERC orders, relative to the amount of gas we use for operating purposes, and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period. These recoveries of gas on our systems relative to amounts we use are based on factors such as system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. In addition, we anticipate that recoveries of gas not used in operations will be significantly impacted by a FERC directive to implement a fuel tracker with a true-up mechanism that will mitigate ANR’s risk for under-recovery of gas needed for operations while limiting ANR’s recovery of gas not used in operations. In 2005, the sale of higher volumes of natural gas made available by storage realignment projects was partially offset by higher volumes of gas utilized in operations, resulting in an overall favorable impact on our operating results in 2005 versus 2004. We anticipate that this overall activity will continue to vary in the future and will be impacted by things such as rate actions, some of which have already been implemented, the efficiency of our pipeline operations, natural gas prices and other factors. For a further discussion of this area of our business, refer to our 2004 Annual Report on Form 10-K, as amended.
      Expansions. As of January 31, 2005, our Cheyenne Plains pipeline was placed in-service. As a result, revenues increased by $28 million and overall EBIT increased by $13 million during the first six months of 2005 compared to the same period in 2004.
      In June 2005, the FERC issued a certificate authorizing CIG to construct the Raton Basin expansion, which will add 104 MMcf/d of capacity to its system. The project is fully subscribed for 10 years, of which approximately 14 percent is held by an affiliate. Construction began in June and the project is expected to be in service by October 2005. This expansion is currently expected to increase revenues by an estimated $9 million in 2006 and an estimated $13 million annually thereafter.
      Allocated Costs. El Paso allocates general and administrative costs to each business segment. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. During the quarter and six months ended June 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher legal, insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the significance of our asset base and earnings to the overall El Paso asset base and earnings.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs our interstate pipelines incur related to their pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $5 million to $10 million annually.

Regulatory and Other Matters
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

Significant Operational Factors Since December 31, 2004
      Since December 31, 2004, we have experienced the following:

•	Change in realized prices. Realized natural gas prices, excluding hedges, increased eight percent compared to 2004. However, under our hedge program, approximately 65 percent of our natural gas production for the first six months of 2005 was hedged at an average price of $3.31 per MMBtu, significantly below the market price of natural gas. Accordingly, we realized natural gas prices, including hedges, that were 23 percent lower than in 2004. Realized prices for oil, condensate, and NGL prices, which are not hedged, increased 31 percent compared to 2004.

•	Average daily production of 298 MMcfe/d (excluding discontinued operations of 3 MMcfe/d). Our average daily production in the second quarter of 2005 declined slightly from the fourth quarter of 2004 and first quarter of 2005.

•	Capital expenditures of $163 million. Our capital expenditures for the six months ended June 30, 2005 include the acquisition of the interest held by one of our partners under a net profits interest agreement and other offshore acquisitions for a total of $44 million. These acquisitions added properties with approximately 18 Bcfe of proved reserves and 7 MMcfe/d of current production at the date of acquisition. We have integrated these acquisitions into our operations with minimal additional administrative expenses.

Outlook for last six months of 2005
      For the last six months of 2005, we estimate that approximately 70 percent of our anticipated natural gas production will be hedged at an average price of $3.31 per MMBtu, which is significantly lower than current market prices for natural gas and will continue to affect the revenues we realize. We expect our depletion rate for the third quarter of 2005 to increase to $2.92 per Mcfe from the second quarter of 2005 rate of $2.79 per Mcfe due to higher finding and development costs.

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
      Overall, we experienced a significant decrease in the fair value of our hedging derivatives in the first six months of 2005. These non-cash fair value decreases are generally deferred in our accumulated other comprehensive income and will be realized in our operating results at the time the production volumes to which they relate are sold. As of June 30, 2005, the fair value of these positions that is deferred in accumulated other comprehensive income was a pre-tax loss of $102 million. The income impact of the settlement of these derivatives will be substantially offset by the impact of a corresponding change in the price to be received when the hedged natural gas production is sold.

Operating Results
      Below are the operating results and analysis of these results for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

Production Segment Results	2005	2004	2005	2004

	(In millions)
Operating revenues:
Natural gas	$80	$148	$166	$273
Oil, condensate and NGL	54	35	98	72
Other	1	—	1	1

Total operating revenues	135	183	265	346
Transportation and net product costs(1)	(2)	(2)	(6)	(7)

Total operating margin	133	181	259	339
Operating expenses:
Depreciation, depletion and amortization	(79)	(80)	(156)	(156)
Production costs(2)	(21)	(22)	(50)	(43)
General and administrative expenses	(16)	(20)	(32)	(36)
Taxes, other than production and income taxes	(3)	—	(3)	—

Total operating expenses(1)	(119)	(122)	(241)	(235)

Operating income	14	59	18	104
Other income (expense)	—	—	2	(2)

EBIT	$14	$59	$20	$102

	Quarter Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
	2005	2004	Variance	2005	2004	Variance

Volumes, prices and costs:
Natural gas
Volumes (MMcf)	19,219	26,099	(26)%	39,857	50,874	(22)%
Average realized prices including hedges ($/Mcf)(3)	$4.16	$5.65	(26)%	$4.16	$5.37	(23)%
Average realized prices excluding hedges ($/Mcf)(3)	$6.56	$5.99	10%	$6.27	$5.83	8%
Average transportation costs ($/Mcf)	$0.09	$0.05	80%	$0.11	$0.09	22%
Oil, condensate and NGL
Volumes (MBbls)	1,260	1,062	19%	2,347	2,260	4%
Average realized prices including hedges ($/Bbl)(3)	$42.98	$33.17	30%	$41.80	$31.81	31%
Average realized prices excluding hedges ($/Bbl)(3)	$42.98	$33.17	30%	$41.80	$31.81	31%
Average transportation costs ($/Bbl)	$0.62	$1.26	(51)%	$0.68	$1.18	(42)%
Total equivalent volumes (MMcfe)	26,776	32,470	(18)%	53,937	64,435	(16)%
Production cost ($/Mcfe)
Average lease operating costs	$0.88	$0.59	49%	$0.87	$0.63	38%
Average production taxes	(0.12)	0.10	(220)%	0.05	0.03	67%

Total production cost(2)	$0.76	$0.69	10%	$0.92	$0.66	39%

Average general and administrative expenses ($/Mcfe)	$0.61	$0.60	2%	$0.60	$0.56	7%
Unit of production depletion cost ($/Mcfe)	$2.79	$2.32	20%	$2.76	$2.29	21%

(1)	Transportation and net product costs are included in operating expenses on our consolidated statements of income.

(2)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(3)	Prices are stated before transportation costs.

Quarter and Six Months Ended June 30, 2005 Compared to Quarter and Six Months Ended June 30, 2004
      Our EBIT for the quarter and six months ended June 30, 2005 decreased $45 million and $82 million as compared to the quarter and six months ended June 30, 2004. The table below lists the significant variances in our operating results in the quarter and six months ended June 30, 2005 as compared to the same periods in 2004:

	Variance

	Operating	Operating		EBIT
	Revenue	Expense	Other(1)	Impact

	Favorable/(Unfavorable)
	(In millions)
Quarter Ended June 30,
Natural Gas Revenue
Higher prices in 2005	$11	$—	$—	$11
Lower volumes in 2005	(42)	—	—	(42)
Impact from hedge program in 2005 versus 2004	(37)	—	—	(37)
Oil, Condensate, and NGL Revenue
Higher prices in 2005	12	—	—	12
Higher volumes in 2005	7	—	—	7
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(13)	—	(13)
Lower production volumes in 2005	—	13	—	13
Production Costs
Higher lease operating costs in 2005	—	(5)	—	(5)
Lower production taxes in 2005	—	6	—	6
Other
Lower general and administrative costs in 2005	—	4	—	4
Other	1	(2)	—	(1)

Total variances	$(48)	$3	$—	$(45)

	Variance

	Operating	Operating		EBIT
	Revenue	Expense	Other(1)	Impact

	Favorable/(Unfavorable)
	(In millions)
Six Months Ended June 30,
Natural Gas Revenue
Higher prices in 2005	$18	$—	$—	$18
Lower volumes in 2005	(64)	—	—	(64)
Impact from hedge program in 2005 versus 2004	(61)	—	—	(61)
Oil, Condensate, and NGL Revenue
Higher prices in 2005	23	—	—	23
Higher volumes in 2005	3	—	—	3
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(26)	—	(26)
Lower production volumes in 2005	—	24	—	24
Production Costs
Higher lease operating costs in 2005	—	(6)	—	(6)
Higher production taxes in 2005	—	(1)	—	(1)
Other
Lower general and administrative costs in 2005	—	4	—	4
Other	—	(1)	5	4

Total variances	$(81)	$(6)	$5	$(82)

(1)	Consists primarily of changes in transportation costs and other income.

     Operating Revenues. In the quarter and six months ended June 30, 2005, we experienced a significant decrease in natural gas production volumes compared to the same periods in 2004. The Texas Gulf Coast region experienced significant decreases in production due to normal production declines, mechanical well failures and a lower capital spending program over the last several years. We continue to experience a strong commodity pricing environment for natural gas and oil, condensate and NGL. However, higher prices were offset by our hedging losses on our natural gas production of $46 million and $84 million for the quarter and six months ended June 30, 2005, compared to $9 million and $23 million for the same periods in 2004.
      Depreciation, depletion, and amortization expense. Depreciation, depletion and amortization expense was relatively flat during 2005 compared to the same period in 2004 due to lower production volumes offset by higher depletion rates due to higher finding and development costs.
      Production costs. In 2005, we experienced higher workover costs due to the implementation of programs to improve production in the offshore Gulf of Mexico and Texas Gulf Coast regions and higher saltwater disposal and utility expenses. Our production taxes remained flat for the six month period as the impact of higher commodity prices in 2005 was offset by lower production volumes, tax credits taken in the second quarter of 2005 on high cost natural gas wells and lower advalorem taxes. The cost per unit increased primarily due to the lower production volumes and higher lease operating costs mentioned above.
      Other. Our general and administrative expenses decreased for the quarter and six months ended June 30, 2005 compared to the same period in 2004 as lower capitalized costs were offset by lower intercompany allocations from El Paso affiliates. These allocations include general and administrative costs that are allocated to us based on the relative contribution of our activities to El Paso’s production activities as a whole, and not based solely on our production volumes. The cost per unit increased due to lower production volumes discussed above.
Non-regulated Business — Power Segment
      As of June 30, 2005, our Power segment consisted of our Asian power assets, our investment in the Midland Cogeneration Venture power facility in Michigan and other power businesses, primarily equity investments in Central America. Historically, this segment also included a domestic power contract restructuring business, which we sold in 2004. We have designated all of our power operations as non-core activities and continue to evaluate potential opportunities to sell or otherwise divest many of our remaining power assets. We will continue to assess the value of these assets, which may result in impairments.

Significant developments in our operations that occurred since December 31, 2004 include:

•	Asia. During the second and third quarters of 2005, we announced the sale of substantially all of our Asian power assets. We recorded impairments on certain of these assets based on information received about the value we may receive when we sell them. We expect to receive total proceeds of approximately $32 million from the sale of these assets, which we expect will be substantially completed by the end of 2005. We will continue to assess the fair value of those assets throughout the sales process, which may result in additional impairments or gains in future periods.

•	Other International Power. During the second quarter of 2005, we engaged an investment banker to facilitate the sale of our Central American power assets. We recorded an impairment in the second quarter of 2005 based on information received about the value we may receive upon the sale of these assets. We will continue to assess the value of these assets throughout the sales process, which may result in additional impairments that may be significant. See item 1, Financial Statements, Note 2 for further information on our divestitures.

Operating Results
      Below are the operating results and analysis of activities within our Power segment for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Overall EBIT:
Gross margin(1)	$21	$31	$38	$66
Operating expenses
Gain (loss) on long-lived assets	(61)	1	(60)	(87)
Other operating expenses	(23)	(26)	(44)	(53)

Operating income (loss)	(63)	6	(66)	(74)
Earnings (losses) from unconsolidated affiliates
Impairments, net of gains (losses)	(92)	3	(133)	3
Equity in earnings	4	3	14	15
Other income	10	4	13	9

EBIT	$(141)	$16	$(172)	$(47)

(1)	Gross margin for our Power segment consists of revenues from our power plants and the revenues, cost of electricity purchases and changes in fair value of restructured power contracts. The cost of fuel used in the power generation process is included in operating expenses.
     Below are the significant factors impacting EBIT in our Power segment by area for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
EBIT by Area:
Asia and Other International Power
Earnings from plant operations	$8	$7	$16	$17
Impairments, net - Central America	(111)	—	(111)	—
Impairments - Asia	(32)	—	(73)	—
Domestic Power
Domestic Power Contract Restructurings
Impairments, net of gains (losses)	—	1	—	(87)
Change in fair value	—	19	—	36
Other Domestic Operations
Losses from consolidated and unconsolidated plant operations	(2)	(14)	(1)	(16)
Impairment, net of gains (losses)	(4)	3	(3)	3

EBIT	$(141)	$16	$(172)	$(47)

      Asia and Other International Power. During the six months ended June 30, 2005, we recorded impairments, net of related minority interest, on certain of our Central American and Asian power assets based on information received about the value we may receive as we evaluate potential opportunities to sell these assets.
      In addition to the impairments on our Asian power assets described above, we determined that the earnings of certain of our equity investees in Asia did not increase the fair value of these equity investments and could not be realized in the future. Accordingly, we did not recognize approximately $1 million and $5 million of our proportionate share of these earnings for the quarter and six months ended June 30, 2005.

      Domestic Power Contract Restructurings. During the quarter ended March 31, 2004, we recorded a loss of $89 million related to the announced sale of UCF and its restructured power contract and related debt. In 2004, we sold all of our remaining domestic restructured power contracts.
      Other Domestic Operations. In 2004, we impaired our investment in MCV based on a decline in the value of the investment due to increased fuel costs. During the quarter ended June 30, 2005, we recorded a further impairment of our investment of $4 million based on a decrease in the fair value of the investment due to delays in the timing of expected cash flow receipts from this investment. Our proportionate share of MCV’s reported losses during the second quarter of 2005 was $17 million and our proportionate share of their earnings during the six months ended June 30, 2005 was $75 million. A significant portion of these earnings (losses) related to mark-to-market changes recorded by MCV on their unaffiliated fuel supply contracts. We determined that these fair value changes did not increase or decrease the fair value of our equity investment and could not be realized in the future. Accordingly, we decreased our proportionate share of MCV’s losses by $17 million during the second quarter of 2005 and decreased our proportionate share of their earnings by $74 million during the six months ended June 30, 2005. We will continue to assess our ability to recover our investment in MCV and its related operations in the future.
Non-regulated Business — Field Services Segment
      Our Field Services segment has historically conducted our midstream activities. In 2004, these activities included our gathering and processing operations in south Texas and south Louisiana. We sold our south Texas gathering and processing assets in the third quarter of 2004. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets, which represented substantially all of the remaining assets in our Field Services segment. These assets and the results of their operations have been reclassified as discontinued operations for all periods presented.
Interest and Debt Expense
      Interest and debt expense for the quarter and six months ended June 30, 2005, were $14 million lower and $42 million lower than the same periods in 2004. This decrease was due to the retirement and disposition of long-term debt during 2005 and 2004, net of issuances, including debt obligations associated with our subsidiary, UCF, which we sold in the second quarter of 2004. See Item 1, Financial Statements, Note 6 for a further discussion of our activities related to debt repayments and issuances.
Affiliated Interest Income (Expense), Net
      Affiliated interest income for the quarter and six months ended June 30, 2005, were $1 million lower and $15 million higher than the same periods in 2004. The quarterly decrease was due to lower average advances partially offset by higher average interest rates. The six months increase was due to a change in the average advance balance from a payable of $725 million in 2004 to a receivable of $284 million in 2005. The average short-term interest rates for the quarter and six months increased from 2.3% in 2004 to 4.0% in 2005 and from 2.5% in 2004 to 3.5% in 2005.
Income Taxes
      Income taxes included in our income from continuing operations and our effective tax rates for the periods ended June 30 were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$(15)	$29	$25	$31
Effective tax rate	18%	35%	227%	34%
      For a discussion of our effective tax rate, see Item 1, Financial Statements, Note 4.

      In October 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. The U.S. Treasury Department has indicated that additional guidance for applying the repatriation provisions of the American Jobs Creation Act of 2004 will be issued. We are currently evaluating whether we will repatriate any foreign earnings under the American Jobs Creation Act of 2004, and are evaluating the other provisions of this legislation, which may impact our taxes in the future.
Discontinued Operations
      We have petroleum markets operations, international natural gas and oil production operations, and gathering and processing operations in south Louisiana that are classified as discontinued operations in our financial statements. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets. Accordingly, these assets and the results of their operations have been reclassified as discontinued operations for all periods presented.
      The loss from our discontinued operations for the second quarter of 2005 was $4 million compared to a loss of $5 million for the same period in 2004. The loss in 2005 consisted of losses of $11 million in our petroleum markets and international production operations and income of $7 million in our south Louisiana gathering and processing operations. The loss in 2004 consisted of losses of $15 million in our petroleum markets operations, offset by income of $4 million in our international production operations and income of $6 million from our south Louisiana gathering and processing operations.
      For the six months ended June 30, 2005, our results from discontinued operations consisted of losses of $13 million in our petroleum markets and international production operations offset by income of $13 million from our south Louisiana gathering and processing operations. The loss from our discontinued operations for the six months ended June 30, 2004 was $95 million, which consisted of losses of $78 million in our petroleum markets operations, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs, and $29 million in our international production operations, primarily from impairments and losses on sales. These losses were partially offset by income of $12 million in our south Louisiana gathering and processing operations.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

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
Material Weaknesses Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, as amended, we did not maintain effective controls as of December 31, 2004, over (1) access to financial application programs and data in certain information technology environments, (2) account reconciliations and (3) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. The remedial actions implemented in 2005 related to these material weaknesses are described below.
Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As discussed below, we have made various changes in our internal controls which we believe remediate the material weaknesses previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments;

•	Formalized and issued a company-wide account reconciliation policy;

•	Implemented an account reconciliation monitoring tool that also allows for aggregation of unreconciled amounts;

•	Provided additional training regarding the company-wide account reconciliation policy and appropriate use of the account reconciliation monitoring tool;

•	Developed a process to improve communication between commercial and accounting personnel to allow for complete and timely communication of information to record non-routine transactions related to divestiture activity; and

•	Implemented an accounting policy that requires a higher level of review of non-routine transactions.
      During the second quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Performed an in-depth analysis of the company’s primary financial accounting system to examine existing functional access to identify any potentially incompatible duties.

•	Enhanced the segregation of duties matrix for our primary financial accounting system based on the in-depth analysis of user access.

•	Modified the primary financial accounting system to eliminate or modify potentially conflicting functionality.

•	Rewrote the computer programs for the mark-to-market accounting system to significantly reduce the number of different combinations of user access and to modify remaining capabilities to eliminate potentially conflicting duties.

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above.

•	Separated security administration rights from system update capabilities for our applications described above.

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.

•	Improved communications to establish the expectation that non-routine transactions must be communicated to ensure timely identification and thorough review of transactions.

•	Established periodic business unit meetings to ensure relevant information related to non-routine transactions is captured and validated.

•	Enhanced the Disclosure Committee Charter and meeting content to better address areas impacted by non-routine transactions, including discussion of impairments, significant estimates and legal and regulatory changes.
      We believe that the changes in our internal controls described above have remediated the material weaknesses. Our testing and an evaluation of the operating effectiveness and sustainability of the changes in internal controls has not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Note 7, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2004 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.
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

EL PASO CGP COMPANY
Date: August 15, 2005

/s/ D. Mark Leland

D. Mark Leland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 15, 2005

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