Form 10-K/A
period 2004-12-31
EL PASO CGP CO
filed 2005-08-31
CIK 21267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE
      This amendment on Form 10-K/ A constitutes Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the SEC on April 15, 2005. Amendment No. 1 to the Annual Report was filed on June 21, 2005, to reflect adjustments in certain of our discontinued operations in 2003 and 2004, resulting from errors in the accounting and reporting for foreign currency translation adjustments and related tax adjustments. We are filing this Form 10-K/ A to amend the disclosure set forth in Item 15 of that report and to include the financial statements of certain of our unconsolidated subsidiaries including Saba Power Company (Private) Limited, Khulna Power Company Limited, Empresa de Generación Eléctrica Fortuna, S.A., and Habibullah Coastal Power Company (Private) Limited for the years ended December 31, 2004. We are including these financial statements in Item 15, Exhibits and Financial Statement Schedules as required by Rule 3-09 of Regulation S-X.
      This amendment only amends Item 15 of the Annual Report as specified above. It does not affect the original financial statements or footnotes filed in the Annual Report and does not reflect events occurring after the original filing date of April 15, 2005.

ii

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) The following documents are filed as part of this report:
      1. Financial statements.
      Our consolidated financial statements are included in Part II, Item 8 of our Annual Report on Form 10-K, as amended:

Schedules other than those listed above are omitted because they are not applicable.

(1)	The financial statements of Khulna Power Company Limited (Khulna) are prepared in accordance with International Financial Reporting Standards (IFRS). In 2002, Khulna incurred $641,418 of legal and other expenses associated with certain debt financing. These costs were expensed in accordance with IFRS; however, such costs would have been capitalized under generally accepted accounting principles in the United States. There are no other material reconciling differences to prepare these statements in accordance with generally accepted accounting principles in the United States.

(2)	During 2002, Saba Power Company (Private) Limited (Saba) changed its accounting year-end to December 31 from June 30.

3. Exhibit list	260

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
/s/ PricewaterhouseCoopers LLP
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
/s/ KPMG LLP
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
3     Affiliated Company Transactions
      Affiliated company amounts included in the Partnership’s consolidated financial statements, not otherwise disclosed, are as follows:

	(In Thousands)

	2004	2003	2002

Accounts receivable	$12,827	$16,062	$15,989
Accounts payable	1,845	1,135	622
Transportation revenues:
TransCanada PipeLines Ltd. and affiliates	164,810	166,578	163,442
El Paso Corporation and affiliates	20,581	23,877	24,875
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
      The Company participates in the El Paso Corporation cash balance pension plan and post-retirement plan. The Company accounts for pension and post-retirement benefits on an accrual basis. The net expense (income) for each of the plans are as follows:

	(In Thousands)

	2004	2003	2002

Pension	$(743,000)	$(2,600,000)	$(5,400,000)
Post-Retirement	202,000	204,000	236,000

4	Debt

	(In Thousands)

	2004	2003

Senior Notes, unsecured, interest due semiannually, principal due as follows:
8.74% series, due 2003 to 2011	$70,000	$80,000
9.09% series, due 2012 to 2021	100,000	100,000
6.73% series, due 2009 to 2018	90,000	90,000
6.95% series, due 2019 to 2028	110,000	110,000
8.08% series, due 2021 to 2030	100,000	100,000

	470,000	480,000
Less current maturities	10,000	10,000

Total long term debt less current maturities	$460,000	$470,000

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

5	Income Taxes Payable by Partners
      Income taxes payable by partners for the years ended December 31, 2004, 2003 and 2002 consists of:

	(In Thousands)

	2004	2003	2002

Current
Federal	$30,187	$23,201	$26,612
State	1,349	1,037	1,189

	31,536	24,238	27,801

Deferred
Federal	14,833	15,556	16,808
State	689	736	791

	15,522	16,292	17,599

	$47,058	$40,530	$45,400

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
      Amounts equivalent to deferred income taxes are principally comprised of temporary differences associated with excess tax depreciation on utility plant. As of December 31, 2004 and 2003, no valuation allowance is required. The deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are as follows:

	(In Thousands)

	2004	2003

Deferred tax assets — other	$4,889	$5,168
Deferred tax liabilities — utility plant	(245,786)	(230,614)
Deferred tax liabilities — other	(16,062)	(15,835)

Net deferred tax liability	$(256,959)	$(241,281)

6	Severance Costs
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

Auditors’ Report
to the Shareholders of
Khulna Power Company Limited
      We have audited the accompanying balance sheet of Khulna Power Company Limited as of 31 December 2004 and the related income statement, statement of changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an independent opinion on these financial statements based on our audit.
      We conducted our audit in accordance with International Standards on Auditing. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above, which have been properly prepared on the basis explained in note 2 to the financial statements, read in conjunction with the notes attached, present fairly the financial position of Khulna Power Company Limited as at 31 December 2004 and the results of its operations, cash flows and changes in equity for the year then ended.
/s/ Rahman Rahman Huq
Dhaka, 27 April 2005

KHULNA POWER COMPANY LTD.
BALANCE SHEET

		As at 31 December 2004

		2004	2003
	Notes	US$	US$

ASSETS
Non-current assets:
Property, plant and equipment:	3
Power plant		82,658,421	82,657,977
Furniture and fixtures		24,799	18,648
Building and construction		181,354	180,561
Vehicles		46,114	46,114
Office equipment		108,523	100,688
Office renovation		27,256	27,256

		83,046,467	83,031,244
Less: Accumulated depreciation		17,320,521	14,529,660

		65,725,946	68,501,584
Project development expenditure	4	12,597,244	12,597,244
Less: Accumulated amortisation		5,012,606	4,106,414

		7,584,638	8,490,830

		73,310,584	76,992,414
Current assets:
Inventory	5	5,416,579	7,928,428
Trade and other receivables	6	9,986,401	10,266,590
Advances, deposits and prepayments	7	934,876	1,011,224
Cash and cash equivalents	8	1,080,291	285,263

		17,418,147	19,491,505

Total assets		90,728,731	96,483,919

EQUITY AND LIABILITIES
Capital and reserves:
Share capital	9	44,100,000	44,100,000
Retained earnings		6,981,546	5,361,298

		51,081,546	49,461,298
Non-current liabilities:	10
Loan from shareholders		2,444,711	2,889,204
IFC loan		24,463,389	28,596,047
Deferred liability for gratuity		53,040	27,836

		26,961,140	31,513,087
Current liabilities:
Accounts payable	11	5,541,268	5,396,187
Working capital loan payable	12	1,840,236	4,930,424
Accrued expenses and others	13	299,318	190,253
Payable for other financial charges	14	90,182	18,575
Payable for project implementation expenses	15	223,130	223,130
Current portion of shareholders’ loan	10	444,493	444,493
Current portion of IFC loans	10	4,132,658	4,132,658
Interest payable		114,760	173,814

		12,686,045	15,509,534

Total equity and liabilities		90,728,731	96,483,919

The annexed notes 1 to 20 form an integral part of these financial statements.

KHULNA POWER COMPANY LTD.
INCOME STATEMENT

		For the Year Ended
		31 December

		2004	2003
	Notes	US$	US$

Turnover	16	45,743,612	37,666,666
Cost of sales:
Fuel	17	27,738,419	20,921,316
Plant operations and maintenance	18	5,090,754	4,973,328
Depreciation and amortization		3,663,061	3,663,598

		36,492,234	29,558,242

Gross profit		9,251,378	8,108,424
Other operating expenses:
General and administrative		(1,358,407)	(2,070,378)

Profit from operations		7,892,971	6,038,046
Net financing cost		(3,026,408)	(3,463,457)
Gain/(Loss) on currency translation		(204,250)	3,016

Net profit for the year		4,662,313	2,577,605

The annexed notes 1 to 20 form an integral part of these financial statements.

KHULNA POWER COMPANY LTD.
CASH FLOW STATEMENT

		For0the Year Ended
		US31 DecemberS$

A)	Cash flows from operating activities
	Net income	4,662,313	2,577,605
	Adjustments to reconcile net income to net cash provided by operating activities:
	Interest expenses	2,865,661	3,298,810
	Depreciation and amortization	3,697,886	3,716,205

		11,225,860	9,592,620
	Change in operating assets and liabilities:
	Inventory	2,511,849	(1,772,428)
	Trade and other receivables	280,189	(223,017)
	Advances, deposits and prepayments	76,348	199,802
	Interest paid	(2,924,715)	(3,358,148)
	Accounts payable and accrued expenses	(2,739,231)	41,777
	Accumulated depreciation of disposed assets	(833)	(2,792)

		(2,796,393)	(5,114,806)

	Net cash provided by operating activities	8,429,467	4,477,814

B)	Cash flows from investing activities:
	Expenditures for property, plant and equipment	(18,095)	(6,894)
	Disposal of assets	2,872	3,002

	Net cash used in investing activities	(15,223)	(3,892)

C)	Cash flows from financing activities:
	Net proceeds from borrowings	(4,577,151)	(4,599,377)
	Dividend paid for 2003	(2,772,260)	—
	Dividend distribution tax paid for 2003	(269,805)	—

	Net cash out flow by financing activities	(7,619,216)	(4,599,377)

D)	Net increase/(decrease) in cash and cash equivalents (A+B+C)	795,028	(125,455)
E)	Cash and cash equivalents at beginning of year	285,263	410,718

F)	Cash and cash equivalents at end of year (D+E)	1,080,291	285,263

KHULNA POWER COMPANY LTD.
STATEMENT OF CHANGES IN EQUITY
As at 31 December 2004

		Ordinary Shares

						Total
	Retained	Class A		Class B
Particulars	Earnings	Shares	Value	Shares	Value	Shares	Value

	US$	No.	US$	No.	US$	No.	US$
Balance at 1 January 1999	(17,636)	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Net income for 1999	6,938,422	—	—	—	—	—	—

Balance at 31 December 1999	6,920,786	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Dividend for 1999	(6,131,541)	—	—	—	—	—	—

	789,245	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Net income for 2000	2,889,622	—	—	—	—	—	—

Balance at 31 December 2000	3,678,867	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Dividend for 2000	(3,678,867)	—	—	—	—	—	—

	—	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Net income for 2001	1,150,847	—	—	—	—	—	—

Balance at 31 December 2001	1,150,847	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Net income for 2002	1,632,846	—	—	—	—	—	—

Balance at 31 December 2002	2,783,693	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Net income for 2003	2,577,605	—	—	—	—	—	—

Balance at 31 December 2003	5,361,298	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Net income for 2004	4,662,313	—	—	—	—	—	—
Dividend paid for 2003	(2,772,260)	—	—	—	—	—	—
Dividend distribution tax paid for 2003	(269,805)	—	—	—	—	—	—

Balance at 31 December 2004	6,981,546	2,085,924	44,099,873	6	127	2,085,930	44,100,000

KHULNA POWER COMPANY LTD.
NOTES TO THE FINANCIAL STATEMENTS
For the year ended 31 December 2004

1.	Organisation and background

1.1	Organisation
      Khulna Power Company Limited, (the “Company”), was incorporated on 15 October 1997, as a limited liability company under the Bangladesh Companies Act of 1994. The Company was organized for the purpose of developing, constructing, owning and operating a nominal 110 Megawatt (“MW”) output, heavy fuel oil fired, barge mounted electric generating plant in Khulna, Bangladesh (the “Facility”). The Facility is required to change to natural gas as the primary fuel when it becomes available in the Khulna area.
      The Company is owned 73.9% by El Paso Khulna Power ApS, (“EKPA”) an indirect wholly owned subsidiary of The El Paso Corporation, (“El Paso”), 10% by Summit Industrial and Mercantile Corporation (Pvt.) Ltd., (“Summit”), 10% by United Enterprises and Co. Ltd., (“United”), and 6.1% by Wartsila Development & Financial Services (Asia) Ltd., (“Wartsila”). Collectively, the Members.
      Summit and United each contributed equity equivalent to a 5.5% ownership interest. EKPA and Wartsila contributed equity equivalent to the remaining 4.5% of each of their ownership interests in a 70:30 ratio and the shares were donated to Summit and United.

1.2	Significant contracts
      The Company has entered into an Implementation Agreement (“IA”) with the Government of Bangladesh (“GOB”). Through the IA, the GOB guarantees, among other items, the payment of all sums due to the Company, full contractual performance, convertibility of funds into US dollars and certain tax and fiscal incentives. Among the tax and fiscal incentives are a fifteen-year corporate income tax exemption, stamp duty exemption and the ability to repatriate equity dividends and profits.
      The Company has entered into a fifteen-year Power Purchase Agreement (“PPA”) with the Bangladesh Power Development Board (“BPDB”), whereby the BPDB agrees to purchase all of the net electrical output of the Facility generated in accordance with BPDB’s instructions. The PPA can be extended during the final twelve months of its term upon the mutual agreement of the Company and the BPDB.
      The Company has entered in a fifteen-year Fuel Supply Agreement (“FSA”) with United Summit Coastal Oil Ltd., (“USCOL”) to provide heavy fuel oil to the Facility. USCOL is owned 50% by an indirect, wholly owned subsidiary of El Paso and 25% each by affiliates of Summit and United.
      The Company has entered into an Engineering, Procurement and Construction Contract (“EPC” contract) with Wartsila NSD Finland OY (“Contractor”), an affiliate of Wartsila. The lump sum EPC contract calls for the Contractor to design, engineer, procure, install and commission the Facility in accordance with certain performance criteria.
      The Company has entered into an Operations & Maintenance Agreement (“O&M agreement”) with Wartsila NSD Finland OY, an affiliate of Wartsila, to operate and maintain the Facility. This agreement has been assigned to and is being performed by Wartsila Bangladesh Ltd., also an affiliate of Wartsila.
      The Company has entered into a Gas Conversion Contract with the Contractor for the modification of the Facility so that it can utilise natural gas as the primary fuel when it becomes available in the Khulna area.
      The Company has entered into a Land Lease Agreement with the BPDB for the purpose of securing the rights to occupy the Facility site.
      The Company has entered into an Investment Agreement with the IFC for the purpose of securing non-recourse financing for approximately 55% of the total cost of the Facility.

      The company has entered into an agreement with Citibank, N.A. to minimize the risk of fluctuation of interest rate for payment of IFC B loan interest. This allows the company to pay interest at a capped LIBOR rate of 7.5% instead of floating LIBOR rate when the latter is higher than 7.5%.

2.	Summary of significant accounting policies
      The summary of significant accounting policies of the Company is presented to assist in understanding the company’s financial statements.

2.1	Basis of presentation
      The accompanying financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”). All costs incurred relating to the construction of the Facility, obtaining financing and the development of the Company are considered recoverable and, accordingly, have been capitalized as project development expenditure.
      The Company considers its functional currency to be the US dollar as the majority of the Company’s activities and contractual agreements are denominated in, or indexed to US dollars, and the GOB has committed in the IA to guarantee the Company’s conversion of Bangladesh taka into US dollars.
      The Company maintains its financial records in Bangladesh taka and prepares statutorily required financial statements in accordance with Bangladesh Accounting Standards. Except for the depreciation provision on fixed assets and treatment of start-up costs, the statutory statements have been restated into US dollars to reflect the financial position and results of operations of the Company as if the accounting records had been maintained in US dollars, on the following basis. All monetary assets and liabilities denominated in Bangladesh taka have been remeasured into US dollars utilising the rate of each month end in 2004. All non-monetary assets and liabilities and related expenses denominated in Bangladesh taka were remeasured into US dollars utilising historical exchange rates. Ordinary share capital was converted utilizing the rate in effect on the date of issue. Income statement items denominated in BDT were converted into US dollars utilizing the month-average rate and items denominated in USD have been shown using historical rate during the year 2004.
      As a result of the existence of a large number of foreign currency transactions during the year and foreign currency monetary assets and liabilities at the year end, the results of the statutorily prepared Bangladesh Taka Accounts will not be the same as these accounts.
      In view of the intended use of these accounts, in the opinion of management, disclosure in these accounts is sufficient.

2.2	Property, plant and equipment
      Property, plant and equipment are recorded at cost less depreciation. Depreciation is accounted for on the straight-line method from the month of acquisition. The generating plant is depreciated over thirty years, with other equipment and building being depreciated over a period of 4-10 years. Betterments and large renewals that extend the life of the asset are capitalised whereas maintenance, repairs and small renewals are expensed as incurred.

2.3	Capitalised interest
      The company has capitalised, as components of fixed assets and capitalised development cost, interest cost incurred during the development and construction phases of the facility. Such interest costs totaled US$ 282,876 and US$ 3,876,235 respectively.

2.4	Income taxes
      The Company has a fifteen-year exemption from income tax in Bangladesh through the provisions of the IA. Accordingly, no current or deferred income taxes have been provided.

2.5	Use of estimates
      The preparation of the Company’s financial statements in conformity with IFRS requires management to make estimates and assumptions that affect the reported amounts of development costs and fixed assets. Actual results could differ from those estimates.

3.	Property, plant and equipment

	Cost				Depreciation

			Disposal/				Disposal/		Written Down
	Balance at	Additions	Adjustment	Balance at	Balance at		Adjustment	Balance at	Value at
	1 January	During	During the	31 December	1 January	Charged for	During the	31 December	31 December
Particulars	2004	the Year	Year	2004	2004	the Year	Year	2004	2004

	US$	US$	US$	US$	US$	US$	US$	US$	US$
Power plant	82,657,977	444	—	82,658,421	14,314,785	2,756,869	—	17,071,654	65,586,767
Furniture and fixtures	18,648	6,151	—	24,799	15,648	308	—	15,956	8,843
Building and construction	180,561	793	—	181,354	69,752	18,081	—	87,833	93,521
Vehicles	46,114	—	—	46,114	19,962	11,532	—	31,494	14,620
Office equipment	100,688	10,707	(2,872)	108,523	84,481	4,119	(833)	87,767	20,756
Office renovation	27,256	—	—	27,256	25,032	785	—	25,817	1,439

Total 2004	83,031,244	18,095	(2,872)	83,046,467	14,529,660	2,791,694	(833)	17,320,521	65,725,946

Total 2003	83,027,352	6,894	(3,002)	83,031,244	11,722,977	2,809,475	(2,792)	14,529,660	68,501,584

4.	Project development expenditure

	2004	2003

	US$	US$
Development cost:
Foreign expenses	1,306,722	1,306,722
Fees and leasehold rent	57,661	57,661
Start-up expenses	91,475	91,475
Other development expenses	1,174,820	1,174,820
Development fee with interest	3,143,013	3,143,013
Legal fees	4,397,750	4,397,750
Environmental consulting	595,394	595,394
Pre-full commercial operation date (FCOD) surplus	(629,610)	(629,610)

	10,137,225	10,137,225
Fuel reservation fee	1,500,000	1,500,000
Social goodwill	182,086	182,086
Financing cost:
IFC appraisal fees	250,000	250,000
Independent engineers for lenders	448,645	448,645
Additional financing fees	79,288	79,288

	777,933	777,933

	12,597,244	12,597,244
Less: Accumulated amortisation	5,012,606	4,106,414

	7,584,638	8,490,830

5.	Inventory

Spare parts for plant maintenance (Note 5.1)	2,000,000	2,000,000
Fuel (Note 5.2)	3,416,579	5,928,428

	5,416,579	7,928,428

      5.1     Spare parts inventory was acquired under a provision of the EPC contract. The provision called for the contractor to provide safety spare parts with a cost basis of US$ 2,000,000. In addition to above safety spares, the operator maintains usual maintenance spares at their cost against variable fees paid to them.
      5.2     Fuel oil inventories are valued at cost, utilising the first-in, first-out (FIFO) method.

6.	Trade and other receivables

Operation and maintenance tariff, due from BPDB	4,703,690	4,629,405
Fuel tariff, due from BPDB	5,179,104	5,523,360
Coastal Fuji Oil	5,609	16,840
Bangladesh Power Development Board — Licence fees of BIWTA	97,998	96,985

	9,986,401	10,266,590

7.	Advances, deposits and prepayments
      This includes US$ 377,250 paid as premium to Citibank, N.A., New York to arrange an interest rate cap over IFC B loan. This arrangement caps LIBOR to 7.5%. The payment made is not considered to be materially different from the fair value of the instrument.

8.	Cash and cash equivalents
      Cash and cash equivalents is comprised of bank deposits and offshore overnight investment of US dollars amounting to US$ 11,003 and US$ 928,065 respectively and Bangladesh taka equivalent to US$ 141,223. The GOB, through the provisions of the IA, has agreed to make the Company whole for any losses resulting from changes in the exchange rate from the time that Bangladesh Taka are received until the time that any of the taka are converted to US dollars.

9.	Share capital
      The shareholding position as at the balance sheet date was as follows:

	2004

	Class A	Class B	Total		2003
	ordinary	ordinary	ordinary
Name of shareholder	share	share	share	Total value	Total value

	No.	No.	No.	US$	US$
El Paso Khulna Power ApS (formerly Coastal Khulna Power ApS) (incorporated in Denmark)	1,541,498	2	1,541,500	32,589,900	32,589,900
Wartsila Development & Financial Services (Asia) Ltd. (incorporated in Cayman Islands)	127,242	2	127,244	2,690,100	2,690,100
Summit Industrial & Mercantile Corporation (Pvt) Ltd. (incorporated in Bangladesh)	208,592	1	208,593	4,410,000	4,410,000
United Enterprises & Company Ltd. (incorporated in Bangladesh)	208,592	1	208,593	4,410,000	4,410,000

	2,085,924	6	2,085,930	44,100,000	44,100,000

      The Members of the Company have an agreement stipulating, among other things, the terms under which the Company’s stock can be sold or transferred. Any stockholder intending to dispose of an interest in the Company must first offer their stock to the other Members, indicating the number of shares and the price. If the other Members do not purchase the shares, they may be sold to other parties at not less than the price offered to the Members.

10.	Non-current liabilities

			Total
	Current		outstanding
	maturity	Long term	at 31 Dec.
	portion	portion	2004

	US$	US$	US$
Term loans:
El Paso Power Khulna Holding Ltd.	377,819	2,078,004	2,455,823
Wartsila Development & Financial Services (Asia) Ltd.	66,674	366,707	433,381

	444,493	2,444,711	2,889,204

IFC loans:
‘A’ loan	1,733,769	11,269,500	13,003,269
‘B’ loan	2,398,889	13,193,889	15,592,778

	4,132,658	24,463,389	28,596,047

      The above term loans are being repaid in semi-annual installments for a term of 9 years effective from 15 December 2002. Interest rate applicable is 10% per annum. Collateral includes a promissory note of the company.

      It was the intent of the Company to obtain limited recourse financing for approximately 55% of the Facility’s cost amounting to US$ 51,968,000. To this end, the Company obtained financing from two sources:

a)	An IFC A loan in the amount of US$ 22,539,000 was secured on 4 August 1999 with an interest rate of LIBOR plus 0.5% and a term of thirteen years. El Paso and Wartsila initially guaranteed the loan. On 28 February 2001 the Company met the required terms and conditions and the guarantees were released. At that time, the interest rate changed to LIBOR plus approximately 4% to be computed pursuant to section 1.1 [“A Loan interest rate” (ii)] of Article 1 of the Investment Agreement. As of 31 December 2004, US$ 13,003,269, of which US$ 54,776 in unpaid interest, was outstanding.

b)	An IFC B loan in the amount of US$ 21,590,000 was secured on 25 October 2002 with an interest rate of LIBOR plus 3.5% and a term of nine years. As of 31 December 2004, US$ 15,592,778, of which US$ 42,898 in unpaid interest, was outstanding.

c)	A Bridge Loan in the amount of US$ 25,014,650 and US$ 4,414,350 was secured from El Paso Power Khulna Holding Ltd. and Wartsila respectively. The interest rate is 10% and payable in semi-annual installment. Unpaid interest is added to the outstanding principal and accrues interest at the stated rate. IFC B loan has been fully used for repaying the Bridge loan. As of 31 December 2004, US$ 2,889,204 of which US$ 12,841 in unpaid interest, was outstanding.

11.	Accounts payable

	2004	2003

	US$	US$
CFO — Handling commission	786,863	1,710,810
CFO — Fuel cost	4,134,579	3,092,555
USCOL — Fuel carrying and storage	448,862	473,581
Wartsila — Operating and maintenance expenses	170,964	119,241

	5,541,268	5,396,187

12.	Working capital loan payable

Taka Overdraft	940,236	2,831,607
US Dollar Revolving	900,000	2,098,817

	1,840,236	4,930,424

      The above facilities are secured by a corporate guarantee amounting to USD 7 million provided by El Paso Corporation and Wartsila NSD Corporation in the proportion of 85% and 15% respectively.

13.	Accrued expenses and others

Electricity, gas and water	243	338
Legal and audit fees — HVC, RRH and others	14,878	19,066
Telephone, fax and email	2,024	1,860
Provision for withholding tax/ VAT for legal, professional & other fee	5	46,869
Wartsila Bangladesh Ltd. (WBL)	—	526
El Paso International	99,364	40,661
Chadbourne and Parke LLP — Legal fees	—	5,168
R W Becker — Independent Engineer for lenders	5,819	3,491
Late payment interest — Fuel (CFO)	62,172	36,733
SBLC charges — Fuel	104,629	35,000
Others	10,184	541

	299,318	190,253

14.	Payable for other financial charges

Bank charge on performance bond (USD 1.5 million)	13,281	—
Bank charge on performance bond (USD 4.498 million)	76,901	18,575

	90,182	18,575

15.	Payable for project implementation expenses

VAT on plant	223,130	223,130

	223,130	223,130

16.	Turnover

	2004	2003

	US$	US$
Operation and maintenance tariff	20,892,671	18,862,499
Fuel tariff	24,850,941	18,804,167

	45,743,612	37,666,666

17.	Fuel expenses

Heavy fuel oil	27,525,186	20,700,415
Light fuel oil	19,365	21,368
Fuel storage charges	193,868	199,533

	27,738,419	20,921,316

18.	Plant operations and maintenance

O & M fixed fees:
Fixed fees	1,798,000	2,180,220
Variable expenses	3,009,075	2,532,816
Land lease fee — BPDB	51,463	81,313
Plant security	37,529	38,360
Performance bond and guarantee charges	175,051	123,594
Environmental compliance	19,335	16,769
Miscellaneous operating expenses	301	256

	5,090,754	4,973,328

19.	Commitments and contingencies

19.1	Agreements

19.1.1	Implementation agreement
      The IA states certain actions that if taken by the Company and not remedied within the prescribed period will cause the Company to be in default of the IA. These events are the abandonment of the Facility for 30 consecutive days or the passing of a resolution of winding up or voluntary bankruptcy. If the incidence of default is not remedied, the IA can be cancelled and the Company’s performance bonds required by the PPA can be drawn. The GOB would also have the right to acquire the Company’s interest in the plant upon the payment of compensation as defined in the PPA.
      The IA also places certain restrictions on the sale and transfer of Company common stock for a period of five years unless approved by the GOB.

19.1.2	Power purchase agreement
      The Company will deliver electricity only as requested by BPDB. The price paid by BPDB for electricity consists of a fuel cost recovery tariff and an operations and maintenance tariff.
      The operations and maintenance tariff is structured to cover the operating, administrative and general expenses of the Company, as well as to provide a return on and of equity to the stockholders. It is indexed for changes in the Bangladesh taka to US dollar exchange rates. The operations and maintenance tariff is based on the number of kilowatt-hours of electricity delivered. The PPA establishes a minimum guaranteed operations and maintenance tariff equivalent to 50% of the Facility’s generating capacity.
      The PPA also imposes liquidated damages for each hour that the Facility is unable to deliver a minimum of 90 megawatts, after stated maintenance allowances. No damages have been assessed under this provision.
      The PPA requires that the Company post initially two Performance Bonds one for US$ 1,500,000 and other for US$ 8,500,000 to ensure the Company’s obligations under the PPA. The Performance Bond of US$ 1,500,000 remains intact while the Performance Bond of US$ 8,500,000 is reduced by US$ 667,000 annually to a minimum of US$ 1,500,000.

19.1.3	Operations and maintenance agreement
      The Company has entered into a fifteen-year O&M Agreement with WBL to operate and maintain the Facility. WBL receives a fixed monthly fee plus a variable fee per megawatt produced as per agreement. A capacity bonus is paid when monthly net electrical output exceeds 85%. An availability penalty is assessed when monthly Facility availability falls below 85%.

19.1.4	Fuel supply agreement
      The company has entered into a FSA with USCOL, to provide Heavy Fuel Oil to the Facility. The FSA has a fifteen-year term, but subject to termination within thirty days following the conversion to natural gas. If the BPDB terminates the PPA during the first five years of the FSA, the Company is obligated to make a Compensation Payment to USCOL of US$ 5,000,000, prorated for the number of days remaining in the five-year period. There is no minimum purchase commitment under this agreement.

19.1.5	Gas conversion agreement
      The Company has entered into a Gas Conversion Contract with the Contractor for the modification of the Facility to utilise natural gas as the primary fuel when it becomes available in the Khulna area. This agreement is for fifteen years beginning on Commercial Operations Date. It is a US$ 10,000,000, lump sum agreement with a two-percent annual escalation beginning on the ninth anniversary of the agreement. Liquidated damages are provided for construction delays, and failure to meet stated heat rate and net power output parameters.

19.2	Guarantees by the sponsors in favour of the Company

19.2.1	Performance bond to Bangladesh Power Development Board (BPDB)
      As required under section 16.6 of PPA, the Company has submitted two performance bonds to BPDB, one for US$ 4.498 million and other for US$ 1.5 million. Both the performance bonds have been issued by the schedule bank on the strength of the guarantee provided by the El Paso Corporation on behalf of the Company.

19.2.2	Catastrophic Maintenance Letter of Credit and Debt Service Letter of Credit submitted to the Trustee
      As required under section 2.2(b)(ii) of the Investment Agreement, the Company has submitted two Letters of Credit to Trustee such as Catastrophic Maintenance Letter of Credit of US$ 1 million and Debt Service Letter of Credit of US$ 3.245 million. Both the Letters of Credit have been issued on the strength of the guarantee provided by El Paso Corporation on behalf of the Company.

19.2.3	Working capital facility
      The Company has taken US$ 7 million working capital facility from Citibank, N.A. For obtaining such facility, El Paso and Wartsila have provided guarantee of US$ 5.95 million and US$ 1.05 million respectively to the Citibank, N.A.

20.	General

20.1	Previous year’s figures have been rearranged, wherever considered necessary, to conform to current year’s presentation.

20.2	Figures have been rounded off to the nearest US dollar.

KHULNA POWER COMPANY LTD.
BALANCE SHEET
(Unaudited)

		As at
		December 31,
	Notes	2002

		US$
		(Restated)
ASSETS
Non-Current Assets:	3
Power plant		82,657,977
Furniture and fixtures		19,558
Building and construction		178,690
Vehicles		46,114
Office equipment		97,757
Office renovation		27,256

		83,027,352
Less: Accumulated depreciation		11,722,977

		71,304,375
Project development expenditure	4	12,597,244
Less: Accumulated amortisation		3,199,684
		9,397,560

		80,701,935
Current Assets:
Inventory	5	6,156,000
Trade and other receivables	6	10,043,573
Advances, deposits and prepayments	7	1,211,026
Cash and cash equivalents	8	410,718

		17,821,317

Total Assets		98,523,252

EQUITY AND LIABILITIES
Capital and Reserves:
Share capital	9	44,100,000
Retained profit		2,783,693

		46,883,693
Non-Current Liabilities (Net of Current Maturity):	10
Deferred liability for gratuity		18,340
Loan from shareholders		3,400,371
IFC loan		32,728,706

		36,147,417
Current Liabilities:
Accounts payable	11	4,432,885
Working capital loan payable	12	5,857,442
Accrued expenses and others	13	183,746
Payable for other financial charges	14	29,085
Payable for project implementation expenses	15	223,130
Current portion of non-current liabilities		4,532,702
Interest payable		233,152

		15,492,142

Total Equity and Liabilities		98,523,252

The annexed notes 1 to 17 form an integral part of these financial statements.

KHULNA POWER COMPANY LTD.
INCOME STATEMENT
(Unaudited)

For the year ended 31
December
2002

US$
(Restated)
Turnover	40,245,823
Cost of sales:
Fuel	21,418,440
Plan operations and maintenance	5,301,242
Depreciation and amortization	3,662,966

30,382,648

Gross profit	9,863,175
Other operating expenses:
General and administrative	(3,382,467)

Profit from operations	6,480,708
Net financing cost	(4,792,183)
Loss on currency translation	(55,679)

Net profit for the year	1,632,846
Retained profit brought forward	1,150,847

Retained profit carried forward	2,783,693

The annexed notes 1 to 17 form an integral part of these financial statements.

KHULNA POWER COMPANY LTD.
CASH FLOW STATEMENT
(Unaudited)

For the year ended
31 December
2002

US$
(Restated)
A) Operating activities
Net income	1,632,846
Adjustments to reconcile net income to net cash provided by operating activities:
Interest expenses	4,758,065
Depreciation and amortization	3,717,823

10,108,734
Change in operating assets and liabilities:
Trade and other receivables	(926,870)
Prepaid expenses and advances	(928,019)
Inventory	(1,557,569)
Interest paid	(5,074,096)
Accounts payable and accrued expenses	875,224
Accumulated depreciation of disposed assets	(45,561)

(7,656,891)

Net cash provided by operating activities	2,451,843

B) Investing activities:
Expenditures for property, plant and equipment	(54,774)
Disposal of assets	47,539

Net cash used in investing activities	(7,235)

C) Financing activities:
Net proceeds from borrowings	(4,412,757)

Net cash provided by financing activities	(4,412,757)

D) Net increase in cash and cash equivalents (A+B+C)	(1,968,149)
E) Cash and cash equivalents at beginning of year	2,378,867

F) Cash and cash equivalents at end of year (D+E)	410,718

KHULNA POWER COMPANY LTD.
STATEMENT OF STOCKHOLDERS’ EQUITY
AS AT 31 DECEMBER 2002
(Unaudited)

		Common Stock

						Total
	Retained	Class A		Class B
Particulars	Earnings	Shares	Value	Shares	Value	Shares	Value

	US$	No.	US$	No.	US$	No.	US$
	(Restated)
Balance at 31 December 2001	1,150,847	2,085,924	44,099,873	6	127	2,085,930	44,100,000
Net income for 2002	1,632,846	—	—	—	—	—	—

Balance at December 2002	2,783,693	2,085,924	44,099,873	6	127	2,085,930	44,100,000

      The management have proposed a total cash distribution of US$5.26 million as final dividend for 2002 to holders of all ordinary shares. This amount has been arrived at by reference to the company’s statutory financial statements for 2002.

KHULNA POWER COMPANY LTD.
NOTES TO THE FINANCIAL STATEMENTS
For the year ended 31 December 2002
(Unaudited)
1.     Organisation and background
1.1     Organisation
      Khulna Power Company Limited, (the “Company”), was incorporated on 15 October 1997, as a limited liability company under the Bangladesh Companies Act of 1994. The Company was organized for the purpose of developing, constructing, owning and operating a nominal 110 Megawatt (“MW”) output, heavy fuel oil fired, barge mounted electric generating plant in Khulna, Bangladesh (the “Facility”). The Facility is required to change to natural gas as the primary fuel when it becomes available in the Khulna area.
      The Company is owned 73.9% by El Paso Khulna Power ApS, (“EKPA”) an indirect wholly owned subsidiary of The El Paso Corporation, (“El Paso”), 10% by Summit Industrial and Mercantile Corp. (Pvt.) Ltd., (“Summit”), 10% by United Enterprises and Co. Ltd., (“United”), and 6.1% by Wartsila Development & Financial Services (Asia) Ltd., (“Wartsila”). Collectively, the Members.
      Summit and United each contributed equity equivalent to a 5.5% ownership interest. EKPA and Wartsila contributed equity equivalent to the remaining 4.5% of each of their ownership interests in a 70:30 ratio and the shares were donated to Summit and United.
1.2     Significant contracts
      The Company has entered into an Implementation Agreement (“IA”) with the Government of Bangladesh (“GOB”). Through the IA, the GOB guarantees, among other items, the payment of all sums due to the Company, full contractual performance, convertibility of funds into US dollars and certain tax and fiscal incentives. Among the tax and fiscal incentives are a fifteen-year corporate income tax exemption, stamp duty exemption and the ability to repatriate equity dividends and profits.
      The Company has entered into a fifteen-year Power Purchase Agreement (“PPA”) with the Bangladesh Power Development Board (“BPDB”), whereby the BPDB agrees to purchase all of the net electrical output of the Facility generated in accordance with BPDB’s instructions. The PPA can be extended during the final twelve months of its term upon the mutual agreement of the Company and the BPDB.
      The Company has entered in a fifteen-year Fuel Supply Agreement (“FSA”) with United Summit Coastal Oil Ltd., (“USCOL”) to provide heavy fuel oil to the Facility. USCOL is owned 50% by an indirect, wholly owned subsidiary of El Paso and 25% each by affiliates of Summit and United.
      The Company has entered into an Engineering, Procurement and Construction Contract (“EPC” contract) with Wartsila NSD Finland OY (“Contractor”), an affiliate of Wartsila. The lump sum EPC contract calls for the Contractor to design, engineer, procure, install and commission the Facility in accordance with certain performance criteria.
      The Company has entered into an Operations & Maintenance Agreement (“O&M agreement”) with Wartsila NSD Finland OY, an affiliate of Wartsila, to operate and maintain the Facility. This agreement has been assigned to and is being performed by Wartsila Bangladesh Ltd., also an affiliate of Wartsila.
      The Company has entered into a Gas Conversion Contract with the Contractor for the modification of the Facility so that it can utilise natural gas as the primary fuel when it becomes available in the Khulna area.
      The Company has entered into a Land Lease Agreement with the BPDB for the purpose of securing the rights to occupy the Facility site.
      The Company has entered into an Investment Agreement with the IFC for the purpose of securing limited-recourse financing for approximately 55% of the total cost of the Facility.

      The company has entered into an agreement with Citibank, N.A. to minimize the risk of fluctuation of interest rate for payment of IFC B loan interest. This allows the company to pay interest at a capped LIBOR rate of 7.5% instead of floating LIBOR rate when the latter is higher than 7.5%.

2.	Summary of significant accounting policies
      The summary of significant accounting policies of the Company is presented to assist in understanding the company’s financial statements.

2.1	Basis of presentation
      The accompanying financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”). All costs incurred relating to the construction of the Facility, obtaining financing and the development of the Company are considered recoverable and, accordingly, have been capitalized as Property, Plant and Equipment.
      The Company considers its functional currency to be the US dollar as the majority of the Company’s activities and contractual agreements are denominated in, or indexed to US dollars, and the GOB has committed in the IA to guarantee the Company’s conversion of Bangladesh taka into US dollars.
      The Company maintains its financial records in Bangladesh taka and prepares statutorily required financial statements in accordance with Bangladesh Accounting Standards. Except for the depreciation provision on fixed assets and treatment of start-up costs, the statutory statements have been restated into US dollars to reflect the financial position and results of operations of the Company as if the accounting records had been maintained in US dollars, on the following basis. All monetary assets and liabilities denominated in Bangladesh taka have been remeasured into US dollars utilising the rate of each month end in 2002. All non-monetary assets and liabilities and related expenses denominated in Bangladesh taka were remeasured into US dollars utilising historical exchange rates. Common stock was converted utilizing the rate in effect on the date of issue. Income statement items denominated in BDT were converted into US dollars utilizing the month-average rate and items denominated in USD have been shown using historical rate during the year 2002.
      As a result of the existence of a large number of foreign currency transactions during the year and foreign currency monetary assets and liabilities at the year end, the results of the statutorily prepared Bangladesh Taka Accounts will not be the same as these accounts.
      In view of the intended use of these accounts, in the opinion of management disclosure in these accounts is sufficient.
2.1.1     Restatement
      We have restated these financial statements to reflect legal and other fees associated with obtaining our debt financing in our income statement which were previously capitalized as project development costs. The effects of this restatement are shown below:

	For the Year Ended
	December 31, 2002

	As Reported	As Restated

Income statement:
Depreciation and amortization	3,687,343	3,662,966
General and administrative	2,741,049	3,382,467
Net profit	2,249,887	1,632,846
Balance sheet:
Project development expenditure, net	10,014,601	9,397,560
Retained profit	3,400,734	2,783,693
Capital and reserves	47,500,734	46,883,693

2.2     Property, plant and equipment
      Property, plant and equipment are recorded at cost less depreciation. Depreciation is accounted for on the straight-line method from the date of acquisition. The generating plant is depreciated over thirty years, with other equipment and building being depreciated over a period of 4-10 years. Betterments and large renewals that extend the life of the asset are capitalised whereas maintenance, repairs and small renewals are expensed as incurred.
2.3     Capitalised interest
      The company has capitalised, as components of fixed assets and capitalised development cost, interest cost incurred during the development and construction phases of the facility. Such interest costs totaled US$ 282,876 and US$ 3,876,235 respectively.
2.4     Income taxes
      The Company has a fifteen-year exemption from income tax in Bangladesh through the provisions of the IA. Accordingly, no current or deferred income taxes have been provided.
2.5     Use of estimates
      The preparation of the Company’s financial statements in conformity with IFRS requires management to make estimates and assumptions that affect the reported amounts of development costs and fixed assets. Actual results could differ from those estimates.

3.	Non-current assets

	Cost				Depreciation

			Disposal/				Disposal/		Written Down
	Balance at	Additions	Adjustment	Balance at	Balance at		Adjustment	Balance at	Value at
	1 January	During	During the	31 December	1 January	Charged for	During the	31 December	31 December
Particulars	2002	the Year	Year	2002	2002	the Year	Year	2002	2002

	US$	US$	US$	US$	US$	US$	US$	US$	US$
Power plant	82,657,977	—	—	82,657,977	8,801,954	2,755,963	—	11,557,917	71,100,060
Furniture and fixtures	18,892	666	—	19,558	10,608	3,880	—	14,488	5,070
Building and construction	175,403	3,287	—	178,690	34,160	17,630	—	51,790	126,900
Vehicles	42,782	46,114	(42,782)	46,114	41,044	9,065	(41,993)	8,116	37,998
Office equipment	93,050	4,707	—	97,757	48,450	18,909	—	67,359	30,398
Office renovation	32,013	—	(4,757)	27,256	21,503	5,372	(3,568)	23,307	3,949

At 31 December 2002	83,020,117	54,774	(47,539)	83,027,352	8,957,719	2,810,819	(45,561)	11,722,977	71,304,375

4.	Project development expenses

2002

US$
Development cost:
Foreign expenses	1,306,722
Fees and leasehold rent	57,661
Start-up expenses	91,475
Other development expenses	1,174,820
Development fee with interest	3,143,013
Legal fees	4,397,750
Environmental consulting	595,394
Pre-full commercial operation date (FCOD) surplus	(629,610)

10,137,225
Fuel reservation fee	1,500,000
Social goodwill	182,086
Financing cost:
IFC appraisal fees	250,000
Independent engineers for lenders	448,645
Additional financing fees	79,288

777,933

12,597,244
Less: Accumulated amortisation	3,199,684

9,397,560

5.	Inventory

Spare parts for plant maintenance (Note 5.1)	2,000,000
Fuel (Note 5.2)	4,156,000

6,156,000

      5.1     Spare parts inventory was acquired under a provision of the EPC contract. The provision called for the contractor to provide spare parts with a cost basis of US$2,000,000. It is the responsibility of the operator to maintain, at its expense, the spare parts inventory at the original cost level.
      5.2     Fuel oil inventories are valued at cost, utilising the first-in, first-out (FIFO) method.

6.	Trade and other receivables

Operation and maintenance tariff, due from BPDB	4,594,092
Fuel tariff, due from BPDB	5,197,524
Coastal Fuji Oil	87,285
United Enterprises & Company Ltd.	2,550
Bangladesh Inland Water Transport Authority — Licence fees	162,122

10,043,573

7.	Advances, deposits and prepayments
      This includes US$ 503,000 paid as fees to Citibank, N.A., Bangladesh to arrange an interest rate cap over IFC B loan. This arrangement caps LIBOR to 7.5%. The payment made is not considered to be materially different from the fair value of the instrument.

8.	Cash and cash equivalents
      Cash and cash equivalents is comprised of bank deposits and offshore overnight investment of US dollars amounting to US$ 19,259 and US$ 158,031 respectively and Bangladesh taka equivalent to US$ 233,428. The GOB, through the provisions of the IA, has agreed to make the Company whole for any losses resulting from changes in the exchange rate from the time that Bangladesh Taka are received until the time that any of the taka are converted to US dollars.

9.	Share capital
      The shareholding position as at the balance sheet date was as follows:

	2002

			Total
Name of shareholder	Class A	Class B	shares	Total value

	No.	No.	No.	US$
El Paso Khulna Power ApS (formerly Coastal Khulna Power ApS) (incorporated in Denmark)	1,541,498	2	1,541,500	32,581,209
Wartsila Development & Financial Services (Asia) Ltd. (incorporated in Cayman Islands)	127,242	2	127,244	2,698,263
Summit Industrial & Mercantile Corporation (Pvt) Ltd. (incorporated in Bangladesh)	208,592	1	208,593	4,410,264
United Enterprises & Company Ltd. (incorporated in Bangladesh)	208,592	1	208,593	4,410,264

	2,085,924	6	2,085,930	44,100,000

      The Members of the Company have an agreement stipulating, among other things, the terms under which the Company’s stock can be sold or transferred. Any stockholder intending to dispose of an interest in the Company must first offer their stock to the other Members, indicating the number of shares and the price. If the other Members do not purchase the shares, they may be sold to other parties at not less than the price offered to the Members

10.	Non-current liabilities
      It was the intent of the Company to obtain limited-resource financing for approximately 55% of the Facility’s cost amounting to US$ 51,968,000. To this end, the Company obtained financing from two sources:

a)	An IFC A loan in the amount of US$ 22,539,000 was secured on 4 August 1999 with an interest rate of LIBOR plus 0.5% and a term of thirteen years. El Paso and Wartsila initially guaranteed the loan. On 28 February 2001 the Company met the required terms and conditions and the guarantees were released. At that time, the interest rate changed to LIBOR plus approximately 4% to be computed pursuant to section 1.1 [“A Loan interest rate” (ii)] of Article 1 of the Investment Agreement. As of 31 December 2002, US$ 16,470,808, of which US$ 64,758 in unpaid interest, was outstanding.

b)	An IFC B loan in the amount of US$ 21,590,000 was secured on 25 October 2002 with an interest rate of LIBOR plus 3.5% and a term of nine years. As of 31 December 2002, US$ 20,390,556, of which US$ 39,046 in unpaid interest, was outstanding.

c)	A Bridge Loan in the amount of US$ 25,014,650 and US$ 4,414,350 was secured from El Paso Power Khulna Holding Ltd. and Wartsila respectively. The interest rate if 10% and payable in semi-annual instalment. Unpaid interest is added to the outstanding principal and accrues interest at the stated rate. IFC B loan has been fully used for repaying the Bridge loan. As of 31 December 2002, US$ 3,800,414 of which US $30,397 in unpaid interest, was outstanding.

11.	Accounts payable

2002

US$
CFO — Handling commission	1,016,165
CFO — Fuel cost	2,979,464
USCOL — Fuel carrying and storage	437,256

4,432,885

12.	Working capital loan payable

Taka Overdraft	1,860,660
US Dollar Revolving	3,996,782

5,857,442

      The above facilities are secured by a corporate guarantee amounting to USD 7 million provided by El Paso Corporation and Wartsila NSD Corporation in the proportion of 85% and 15% respectively.

13.	Accrued expenses and others

2002

US$
Electricity, gas and water	847
El Paso Khulna Power ApS	38
Legal and audit fees — HVC, RRH and others	23,802
Wartsila Development & Financial Services (Asia) Ltd.	5,042
Telephone, fax and email	2,794
Provision for withholding tax/VAT for legal, professional & other fee	6,346
Wartsila Bangladesh Ltd. (WBL)	4,229
El Paso International	9,043
Fulbright and Jaworski LLP — Legal fees	83,870
R W Beck — Independent Engineer for lenders	4,750
Chadbourne and Parke LLP — Legal fees	37,784
Others	5,201

183,746

14.	Payable for other financial expenses

Bank charge on performance bond (1.5 million US dollar)	783
Bank charge on performance bond (5.832 million US dollar)	28,302

29,085

15.	Payable for project implementation expenses

VAT on plant	223,130

223,130

16.	Commitments and contingencies

16.1	Agreements

16.1.1	Implementation agreement
      The IA states certain actions that if taken by the Company and not remedied within the prescribed period will cause the Company to be in default of the IA. These events are the abandonment of the Facility for 30 consecutive days or the passing of a resolution of winding up or voluntary bankruptcy. If the incidence of default is not remedied, the IA can be cancelled and the Company’s performance bonds required by the PPA can be drawn. The GOB would also have the right to acquire the Company’s interest in the plant upon the payment of compensation as defined in the PPA.
      The IA also places certain restrictions on the sale and transfer of Company common stock for a period of five years unless approved by the GOB.

16.1.2	Power purchase agreement
      The Company will deliver electricity only as requested by BPDB. The price paid by BPDB for electricity consists of a fuel cost recovery tariff and an operations and maintenance tariff.
      The operations and maintenance tariff is structured to cover the operating, administrative and general expenses of the Company, as well as to provide a return on and of equity to the stockholders. It is indexed for changes in the Bangladesh taka to US dollar exchange rates. The operations and maintenance tariff is based on the number of kilowatt-hours of electricity delivered. The PPA establishes a minimum guaranteed operations and maintenance tariff equivalent to 50% of the Facility’s generating capacity.
      The PPA also imposes liquidated damages for each hour that the Facility is unable to deliver a minimum of 90 megawatts, after stated maintenance allowances. No damages have been assessed under this provision.
      The PPA requires that the Company post initially two Performance Bonds one for US$ 1,500,000 and other for US$ 8,500,000 to ensure the Company’s obligations under the PPA. The Performance Bond of US$ 1,500,000 remains intact while the Performance Bond of US$ 8,500,000 is reduced by US$ 667,000 annually to a minimum of US$ 1,500,000.

16.1.3	Operations and maintenance agreement
      The Company has entered into a fifteen-year O&M Agreement with WBL to operate and maintain the Facility. WBL receives a fixed monthly fee of US$ 179,000 plus a variable fee at the rate of US$ 5.99 per megawatt produced. A capacity bonus is paid when monthly net electrical output exceeds 85%. An availability penalty is assessed when monthly Facility availability falls below 85%.

16.1.4	Fuel supply agreement
      The company has entered into a FSA with USCOL, to provide Heavy Fuel Oil to the Facility. The FSA has a fifteen-year term, but subject to termination within thirty days following the conversion to natural gas. If the BPDB terminates the PPA during the first five years of the FSA, the Company is obligated to make a Compensation Payment to USCOL of US$ 5,000,000, prorated for the number of days remaining in the five-year period. There is no minimum purchase commitment under this agreement.

16.1.5	Gas conversion agreement
      The Company has entered into a Gas Conversion Contract with the Contractor for the modification of the Facility to utilise natural gas as the primary fuel when it becomes available in the Khulna area. This agreement is for fifteen years beginning on Commercial Operations Date. It is a US$ 10,000,000, lump sum agreement with a two-percent annual escalation beginning on the ninth anniversary of the agreement. Liquidated damages are provided for construction delays, and failure to meet stated heat rate and net power output parameters.

16.2	Guarantees by the sponsors in favour of the Company

16.2.1	Performance bond to Bangladesh Power Development Board (BPDB)
      As required under section 16.6 of PPA, the Company has submitted two performance bonds to BPDB, one for US$ 5.832 million and other for US$ 1.5 million. Both the performance bonds have been issued by the schedule bank on the strength of the guarantee provided by the El Paso Corporation on behalf of the Company.

16.2.2	Catastrophic Maintenance Letter of Credit and Debt Service Letter of Credit submitted to the Trustee
      As required under section 2.2(b)(ii) of the Investment Agreement, the Company has submitted two Letters of Credit to Trustee such as Catastrophic Maintenance Letter of Credit of US$ 1 million and Debt Service Letter of Credit of US$ 3.472 million. Both the Letters of Credit have been issued on the strength of the guarantee provided by El Paso Corporation on behalf of the Company

16.2.3	Working capital facility
      The Company has taken US$ 7 million working capital facility from Citibank, N.A. For obtaining such facility, El Paso and Wartsila have provided guarantee of US$ 5.95 million and US$1.0 million respectively to the Citibank, N.A.

17.	General

17.1	Previous year’s figures have been rearranged, wherever considered necessary, to conform to current year’s presentation.

17.2	Figures have been rounded off to the nearest US dollar.

REPORT OF INDEPENDENT AUDITORS
To the Stockholders of Habibullah Coastal Power
Company (Private) Limited:
      In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Habibullah Coastal Power Company (Private) Limited (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
May 27, 2005

HABIBULLAH COASTAL POWER COMPANY (PRIVATE) LIMITED
BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$20,322,632	$17,907,942
Accounts receivable — trade	5,724,080	5,381,720
Accounts receivable — other	825,695	1,026,876
Fuel inventory	2,338,792	2,351,832
Supplies inventory	2,758,294	2,758,294
Prepaid and other current assets	250,796	840,503

Total current assets	32,220,289	30,267,167

Property, plant, and equipment:
Land	2,700,000	2,700,000
Plant facility	139,628,710	139,558,410
Equipment	541,003	590,550

Subtotal	142,869,713	142,848,960
Less: accumulated depreciation	(24,597,099)	(19,927,499)

Total property, plant, and equipment, net	118,272,614	122,921,461

Other non-current assets:
Tax deposits	2,120,716	1,444,539
Long term receivable	5,546,238	5,758,781

Total other non-current assets	7,666,954	7,203,320

Total Assets	$158,159,857	$160,391,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Interest payable	$1,948,478	$2,179,741
Accounts payable — trade	5,811,681	5,232,858
Accounts payable — affiliates	133,906	39,221
Current portion of contract payable	2,579,284	13,228,072
Current portion of note payable	10,868,650	9,972,154

Total current liabilities	21,341,999	30,652,046

Long-term debt
Deferred contract payable	8,069,505	—
Notes payable	68,782,112	79,650,762

Total long-term debt	76,851,617	79,650,762

Stockholders’ equity:
Authorized share capital, 10 rupee par value: 174,000,000 shares
Common stock, 10 rupees par value; 135,731,653 Class A shares issued	31,600,032	31,600,032
Common stock, 10 rupees par value; 36,080,641 Class B shares issued	8,400,032	8,400,032
Retained earnings	19,966,177	10,089,076

Total stockholders’ equity	59,966,241	50,089,140

Total Liabilities and Stockholders’ Equity	$158,159,857	$160,391,948

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER COMPANY (PRIVATE) LIMITED
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2004	2003

Revenue
Electric capacity	$28,710,968	$29,219,104
Electric energy	27,145,085	25,135,328

Total revenue	55,856,053	54,354,432

Operating expenses
Fuel	24,526,389	23,010,876
Administrative and general	2,057,511	2,572,673
Operations and maintenance	5,655,520	6,655,212
Depreciation	4,669,600	4,668,795

Total operating expenses	36,909,020	36,907,556

Operating income	18,947,033	17,446,876

Other (income) expense
Interest income	(520,307)	(1,219,267)
Interest expense — affiliate	7,616,150	8,485,833
Interest expense	589,613	1,941,521
Foreign exchange loss	1,384,476	206,376

Total other expense, net	9,069,932	9,414,463

Net income	$9,877,101	$8,032,413

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER COMPANY (PRIVATE) LIMITED
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003

Cash flows from operating activities
Net income	$9,877,101	$8,032,413
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,669,600	4,668,795
Working capital changes
Accounts receivable	(141,179)	5,893,316
Fuel inventory	13,040	136,357
Supplies inventory	—	(16,647)
Prepaid and other current assets	589,707	261,882
Interest payable	(231,263)	(1,342,565)
Accounts payable	673,508	(121,779)
Non-working capital changes
Tax deposits	(676,177)	(559,264)
Long-term receivable	212,543	(2,002,725)

Net cash provided by operating activities	14,986,880	14,949,783

Cash flows from investing activities:
Capital expenditures	(20,753)	(438,161)

Net cash used in investing activities	(20,753)	(438,161)

Cash flows from financing activities:
Payments on deferred contract payable	(2,579,283)	(3,719,676)
Principal payments on note payable	(9,972,154)	(9,149,604)
Dividends paid	—	(7,409,322)

Net cash used in financing activities	(12,551,437)	(20,278,602)

Increase (decrease) in cash and cash equivalents	2,414,690	(5,766,980)
Cash and cash equivalents at beginning of period	17,907,942	23,674,922

Cash and cash equivalents at end of period	$20,322,632	$17,907,942

Supplemental cash flow data
Interest paid	$8,323,052	$10,649,827

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER COMPANY (PRIVATE) LIMITED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock

	Class A		Class B		Retained
	Shares	Amount	Shares	Amount	Earnings	Total

Balance, January 1, 2003	135,731,653	$31,600,032	36,080,641	$8,400,032	$9,465,985	$49,466,049
Dividends paid	—	—	—	—	(7,409,322)	(7,409,322)
Net income	—	—	—	—	8,032,413	8,032,413

Balance, December 31, 2003	135,731,653	31,600,032	36,080,641	8,400,032	10,089,076	50,089,140
Net income	—	—	—	—	9,877,101	9,877,101

Balance, December 31, 2004	135,731,653	$31,600,032	36,080,641	$8,400,032	$19,966,177	$59,966,241

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Background
      We were organized on December 17, 1995, as a Pakistani private unlimited company under the Pakistani Companies Ordinance, 1984, and converted to a private limited company on September 15, 2003. Our primary purpose is the ownership and operation of a 126 megawatt, natural gas-fired, combined cycle power plant near Quetta, Pakistan (the “Facility”). We began full-time commercial operations in September 1999.
      We are owned 99% by Quetta Power Holding Company I Ltd. (“Quetta I”) and 1% by Quetta Power Holding Company II Ltd. (“Quetta II”). Quetta I is owned 50% by Coastal Power International II Ltd. (“CPI 2”), an indirect wholly owned subsidiary of El Paso Corporation (“El Paso”), 25% by Habibullah Energy Limited (“HEL”), a Pakistani company, and 25% by H.E.I. Ltd., an affiliate of HEL. Quetta II is owned 98% by Quetta I, 1% by CPI 2 and 1% by HEL. Quetta I and Quetta II made periodic capital contributions to us in proportion to their ownership interest. In addition, Quetta I and Quetta II are allocated/receive 99% and 1%, respectively, of our net profits and distributions.

2.	Summary of Significant Accounting Policies
Basis of Presentation
      Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.
Use of Estimates
      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities that exist at the date of the financial statements. Actual results could differ from those estimates.
Functional Currency
      Our functional currency is the U.S. dollar since the majority of our activities and significant contractual agreements are denominated in U.S. dollars and based on the Government of Pakistan’s (“GOP”) commitment to guarantee our conversion of Pakistan rupees into U.S. dollars under the terms of the Implementation Agreement (“IA”) (See Note 6). All monetary assets and liabilities denominated in the Pakistan rupee have been remeasured into the U.S. dollar using the current exchange rates as of December 31, 2004, and December 31, 2003. All nonmonetary balance sheet items, income and related expenses denominated in the Pakistan rupee are remeasured into the U.S. dollar using historic exchange rates. Foreign exchange gains and losses resulting from remeasurement are recorded during the period and are recognized in the accompanying statement of operations.
Revenue Recognition
We recognize revenue when we deliver electric energy and provide electric capacity. Revenue is based on the quantity of electric energy delivered and electric capacity provided at rates specified in our Power Purchase Agreement (“PPA”).
Cash and Cash Equivalents
      We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable
      Accounts receivable include all trade accounts receivable owed to us for capacity revenue and sales of energy. Periodically, we review the collectibility of our accounts receivable using the specific identification method and establish an allowance for amounts that are not expected to be collected. As of December 31, 2004 and 2003, there was no allowance for doubtful accounts recorded.
Inventory
      Inventory, which consists of fuel, spare parts, materials, and supplies, is recorded at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis for fuel and a weighted average basis for spare parts, materials, and supplies.
Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Betterments of major units of property are capitalized, while repairs, maintenance and replacements and additions of minor units of property are expensed. Depreciation is calculated using the straight-line method. The estimated useful lives of our assets are 30 years for the plant, 10 years for office equipment, furniture and fixtures, and telecommunications, and 5 years for vehicles.
      We evaluate the impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. We did not record any asset impairments in 2004 or 2003.
Income Taxes
      We are not subject to income tax in Pakistan due to the exemption granted under the IA (See Note 6). Accordingly, no current or deferred income taxes have been provided in the accompanying financial statements.

3.	Stockholders’ Agreements
      Our stockholders have an agreement stipulating, among other things, the terms under which our stock can be sold or transferred. Any stockholder intending to dispose of an interest in our stock must first offer their stock to us and then to the other stockholders. The price of such stock transfer shall be determined in accordance with the agreement, after receiving the unanimous consent of the non-transferring stockholders. On January 3, 2005, a dividend of $7,094,595 was declared and was paid to our stockholders on February 9, 2005.

4.	Long-Term Debt
      Effective February 26, 1996, we entered into a $115,521,000 loan agreement, with a group of banks, with Australia and New Zealand Banking Group acting as agent. Our obligations under the loan agreement were guaranteed by El Paso CGP Company (then Coastal Corporation), a wholly owned subsidiary of El Paso Corporation, through a Note Purchase Agreement. The banks called the loan under the Note Purchase Agreement on December 15, 2002, and El Paso CGP Company assumed the entire loan outstanding as of that date and became the lender as defined in the Loan Agreement. The interest on the term loan is 9% with principal and interest payments made semi-annually through September 30, 2019. The following are the aggregate amounts of maturities of long-term debt for the next five years and in total thereafter:

Year	Principal Amount

2005	$10,868,650
2006	11,845,742
2007	12,910,674
2008	14,071,344
2009	10,630,053
Thereafter	19,324,299

Total	$79,650,762

      Pursuant to the loan agreement, we are subject to certain restrictive covenants, which include maintaining certain financial ratios, including a ratio of debt to equity that is at all times less than 80 percent. At December 31, 2004 and 2003, the ratios of debt to equity were 69 percent and 72 percent.

5.	Related Party Transactions
Long-Term Debt
      Our long-term debt is held by El Paso CGP Company. As of December 31, 2004, and 2003, principal in the amount of $79,650,762 and $89,622,916, was payable under this agreement. See Note 4.
Administrative Services Agreement
      We entered into an administrative services agreement with El Paso Technology Pakistan (“EPTP”), an indirect wholly-owned subsidiary of El Paso CGP Company. The agreement provides for EPTP to have general responsibility for managing our affairs. As consideration for services rendered, EPTP is reimbursed on a monthly basis for its actual costs incurred plus an annual fee of $37,500, indexed for inflation. The agreement was executed in January 1997 and terminated on September 11, 2004. On January 3, 2005, this agreement was renewed for one year and will terminate on September 11, 2005. Costs were accrued from September 12, 2004 through January 3, 2005, and were paid when the contract was renewed on January 3, 2005. We may renew this agreement for three successive five year terms. For the years ended December 31, 2004 and 2003, we incurred $414,056 and $413,821, of administrative services costs. As of December 31, 2004 and 2003, $133,906 and $39,221, is payable under this agreement.
Local Advisory Services Agreement
      We entered into a local advisory services agreement with Habibullah Mines (Private) Limited (“HML”), an associated company of HEL. The agreement provides for certain local advisory services, as requested from time to time by us. As consideration for services rendered, HML is reimbursed on a monthly basis for its actual costs incurred plus an annual fee of $337,500, indexed for inflation. The agreement was executed in January 1997 and terminated on September 11, 2004. On January 3, 2005, this agreement was renewed for one year and will terminate on September 11, 2005. Costs were accrued from September 12, 2004 through January 3, 2005, and were paid when the contract was renewed on January 3, 2005. We may renew this agreement for three successive five year terms. For the years ended December 31, 2004 and 2003, we incurred $444,378 and $538,972, of local advisory services costs. There was no amount outstanding under this agreement at December 31, 2004 and 2003.

6.	Commitments and Contingencies
EP Contract and Construction Contract
      We entered into an Engineering and Procurement Contract (“EP Contract”), dated February 29, 1996, with Maire Engineering S.p.A. (“Maire”) (formerly Fiat Avio S.p.A.) to perform the design, engineering, and procurement services necessary to complete the Facility. The EP Contract provided for bonuses and liquidated damages, as appropriate, depending on completion dates and certain output performance levels.
      We also entered into a Construction Contract with Maire Pakistan Branch to perform the construction necessary to complete the Facility. The Construction Contract provided for liquidated damages depending on completion dates and certain output performance levels.
      The project completion was substantially delayed by Maire and as a result, in September 1999, we delivered demand for payment of net liquidated damages of $52,110,000. Maire did not agree to our claim and both parties sought arbitration. In April 2003, the Arbitration Panel issued an award in the net amount of $8,762,520 (the “Award Amount”) in our favor, but instructed the Award Amount be setoff against the then outstanding principal plus accrued interest of the Deferred Amount as discussed below. We recorded the award amount as an adjustment to the cost basis of our property, plant, and equipment in 2002.
      Pursuant to our EP Contract, Maire agreed with us to defer payment of 37% of the amounts we owed them under this contract, up to an aggregate amount of $30 million (the “Deferred Amount”). Such deferred contract payments and construction interest thereon were available to be converted to long-term notes (“Deferred Note”) under the EP Contract. While the form and number of notes had not been agreed between the parties, principal and interest payments have been made since February 2001 based on semiannual payments and a twelve-year term provided in the EP Contract. Interest on the notes is paid at LIBOR plus 2.55%.
      In February 2004, the Arbitration Panel delivered its final decision specifically addressing the terms and conditions for which Maire becomes a lender, along with El Paso CGP Company under our Loan Agreement and establishes the form of notes and repayment schedules for both lenders under the Loan Agreement. Accordingly, El Paso CGP Company and Maire entered into the Tenth Amendment to the Loan Agreement subject to approval of the Pakistan Private Power Infrastructure Board and the State Bank of Pakistan. Upon approval by the Pakistan Private Power Infrastructure Board, the net amount outstanding to Maire ($13,228,072 at February 17, 2004) converted to a term loan as evidenced by a Series B Note, with interest accrued thereon from and including September 16, 2003, with semi-annual principal and interest payments and a final maturity date of March 15, 2009. The Tenth Amendment also requires us to maintain a cash balance equivalent of $6,000,000 in our cash accounts in Pakistan at all times. Payments to Maire pursuant to the Series B Note under the agreement began on March 15, 2004. As of December 31, 2004 and 2003, principal in the amount of $10,648,789 and $13,228,072, was payable under this agreement.
      As previously discussed, the Arbitration Panel required us to setoff liquidated damages awarded to us with the Deferred Amount owed to Maire. We continue to seek the approval of the State Bank of Pakistan. If we do not receive approval, the State Bank of Pakistan will have to approve all future payments.
      The February 2004 final decision of the Arbitration Panel also changed the actual project acceptance date from August 2000 to March 2000. This shortened the period during which we were required to accrue interest on the Deferred Amount. Accordingly, we recorded a reduction of approximately $895,000 of interest expense in 2003 and reduced our liability.
      The Pakistan Income Tax Appellate Tribunal (“ITAT”) assessed additional withholding taxes on our payments under the EP and Construction Contract made to Maire. Maire has acknowledged that they are responsible for these taxes under a 1996 Indemnification Agreement; however we and Maire are disputing that such taxes are owed. Our payment of such withholding taxes were subject to a Standstill Agreement, dated July 10, 2002 and acknowledged by Maire on September 3, 2002, however, we withdrew from the Standstill Agreement in 2004. The withholding taxes have been classified as a non-current asset in the accompanying balance sheet.
Implementation Agreement
      We have entered into an IA under which the GOP agrees to use its best efforts to support our exclusive right to design, finance, insure, construct, complete, own, operate and maintain the Facility through the initial term of our PPA. The IA may be extended by mutual agreement. The IA grants us the ability to freely transfer all funds to banks or other parties outside of Pakistan without foreign exchange restrictions with appropriate consents and/or approvals from the State Bank of Pakistan.
      The IA imposes certain deadlines and other requirements, the violation of which will be considered an event of default, and may require us to sell and transfer the Facility to the GOP. If the Facility is transferred to the GOP in the event of such a default, we will be reimbursed for our outstanding debt by the GOP. Upon default, the IA will terminate and the GOP will have no further interest in or obligations under the IA. Some of the more significant possible events of default include: any material breach of the PPA or the Gas Supply Agreement (“GSA”) by us not remedied within 30 days after notice of the breach. We believe we are in compliance with all of the terms of the IA.
Power Purchase Agreement
      We have entered into a 20-year PPA with the Pakistan Water and Power Development Authority (“WAPDA”), whereby WAPDA agrees to purchase up to 105% of the Facility’s dependable capacity of 123 net megawatts. The effective date of the PPA is September 11, 1999. The PPA has been extended for an additional 10 years as agreed upon by us and WAPDA and will expire on September 10, 2029.
      We deliver electricity only as ordered by WAPDA. If, through a change in law or a political force majeure event (as defined in the PPA), we are required to repair or make changes to the Facility, we will be allowed to pass those charges through to WAPDA via a supplemental tariff.
      The PPA imposes liquidated damages on us if certain contractual conditions are not met, which include reduction of the capacity payment for outages above a certain allowable limit in any operating year. During 2004 and 2003, we incurred liquidated damages of $19,485 and $123,061, respectively, related to excess outages. This amount has been recorded as a component of operations and maintenance expense in the accompanying statement of operations.
      We will be considered to be in default and WAPDA may initiate termination of the PPA if, among other things, either of the following events occur: (a) cumulative operating losses (as determined under the IA) of at least 50% of the combined equity contributions and subordinated loans; or, (b) any material breach of the PPA or the GSA by us not remedied within 30 days after notice of the breach. We believe we are in compliance with all of the terms of the PPA.
      The PPA imposes liquidated damages on WAPDA if certain contractual conditions are not met, including WAPDA’s failure to make payments for electricity to us within 30 days of notice. WAPDA shall pay to us the monthly demand charge, as stipulated in the GSA, paid by us to Sui Southern Gas Company Limited (“Sui”). Such payments shall continue until the date that the delay caused by WAPDA ceases.
      We will receive a bonus of 0.08 rupees for each Kilowatt hour (“kWh”) of net electrical output above certain minimums during the months of January through June of each year. The amount of the bonus shall be indexed over the initial term of the PPA on the basis of changes in inflation and Pakistan rupee exchange rates. During 2004 and 2003, $109,984 and $94,894, respectively, was recorded as a component of electric energy revenue in the accompanying statement of operations.
Gas Supply Agreement and Backup Fuel Supply Agreement
      We entered into a 20-year GSA with Sui, whereby Sui is our exclusive supplier of natural gas. The effective date of the GSA is September 11, 1999. The price of all natural gas delivered under the GSA is based on the price of natural gas as notified by the GOP from time to time. The GSA may be extended subject to the approval of GOP. A 20-year Backup Fuel Supply Agreement (“BFSA”), which became effective June 12, 1998, has been executed between us and Shell Pakistan Limited, a local Pakistani company, for the periodic delivery of high speed diesel (“HSD”) fuel oil for backup emergency purposes. The price of HSD has been deregulated by GOP and marketing companies determine the prices on a fortnightly basis.

O&M Agreement
      We entered into a seven-year operations and maintenance agreement (the “O&M Agreement”) with General Electric International, Inc. (“GE”) executed in June 1998, to operate and maintain the Facility.
      The O&M Agreement provided for reimbursement of services provided by GE during the mobilization stage. Once the Facility became operational in September 1999, GE began receiving a fixed monthly operations and maintenance fee of $208,333 commencing the month after the combined cycle take over date. GE also receives a variable fee of $46.59 per hour for the number of hours during which any of the covered units were actually synchronized to the WAPDA grid and generating energy from the Facility. The fixed and variable payment components are subject to a periodic price escalation based on the Materials Index and the US Labor Index. The agreement may be renewed for an additional seven-year term based on mutual agreement between us and GE. For the years ended December 31, 2004 and 2003, $3,052,355 and $3,577,612, was reported as a component of operations and maintenance expense in the accompanying statement of operations.
      Due to the events of terrorist attacks in the United States on September 11, 2001, GE declared a force majeure event and informed us they planned to stop operations by October 31, 2001. We did not agree to the force majeure and temporarily amended the O&M Agreement whereby GE was indemnified from most of its liabilities in return for continuing to operate the plant while a more permanent amendment was negotiated. An Amended and Restated O&M Agreement was successfully negotiated and executed with GE, effective as of July 1, 2002. The amended and restated agreement addressed GE’s main concerns of allowing for subcontracting and limiting GE’s liability to $1 million per year except for certain liabilities arising due to intentional torts, fraud, or bad faith and certain claims related to presence of hazardous materials resulting from the operator’s action or inaction.
LTS Agreement
      We entered into a long-term service agreement (“LTS Agreement”), effective September 11, 1999, with GE to provide certain long-term parts and services for the Facility. The LTS Agreement also provides for a fixed monthly payment of $20,167 per month commencing the month after the commercial operations date of September 11, 1999. The LTS Agreement also provides for a variable fee based on a rate of $87.38 per hour for the number of fired hours run by each unit in the immediately preceding month. The fixed and variable payment components are subject to a periodic price escalation based on the Materials Index and the US Labor Index. The agreement will expire the later of 14 years following the effective date or after the completion of the planned maintenance. For the years ended December 31, 2004 and 2003, $2,395,623 and $2,423,363, was reported as a component of operations and maintenance expense in the accompanying statement of operations.
Tax Deposits
      We have been assessed income tax on interest income against which we have filed an appeal with the ITAT and deposited the amount of tax assessed. This amount will be refunded to us if the ITAT decides in our favor. We believe we will receive a favorable decision in this matter. The balance of these deposits at December 31, 2004 and 2003 was $2,120,716 and $1,444,539.

7.	Concentration of Credit Risk
      Financial instruments, which potentially subject us to credit risk, consist of cash and accounts receivable. Our cash accounts are held by major financial institutions. Our receivables are concentrated with WAPDA, as they are the sole purchaser of our electrical output under the terms of PPA.

8.	Fair Value of Financial Instruments
      As of December 31, 2004 and 2003, the carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximates fair value because of their short-term nature or the market-based nature of the instrument’s interest rate. While there is no liquid market for our long-term debt, we believe that the carrying value of our long-term debt approximates its fair value at December 31, 2004 and 2003.

HABIBULLAH COASTAL POWER (PRIVATE) COMPANY
BALANCE SHEET
(Unaudited)

December 31,
2002

ASSETS
Current Assets:
Cash and cash equivalents	$23,674,922
Accounts receivable	12,301,912
Fuel inventory	2,488,189
Supplies inventory	2,741,647
Prepaid and other current assets	1,102,385

Total current assets	42,309,055

Property, plant, and equipment:
Land	2,700,000
Plant facility	139,169,796
Equipment	541,003

Subtotal	142,410,799
Less: accumulated depreciation	(15,258,704)

Total property, plant, and equipment	127,152,095

Other non-current assets:
Tax deposits	885,275
Long term receivable	3,756,056

Total other non-current assets	4,641,331

Total Assets	$174,102,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Interest payable	$2,693,488
Accounts payable, trade	5,291,199
Accounts payable, affiliates	102,659
Current portion of deferred contract — Fiat	17,776,566
Current portion of long term debt	9,149,604

Total current liabilities	35,013,516

Long-term debt and other obligations:
Note payable	89,622,916

Total long-term liabilities	89,622,916

Commitments and contingencies
Stockholders’ equity:
Authorized share capital, 10 rupee par value: 174,000,000
Common stock, 10 rupees par value; 135,731,653 Class A shares issued	31,600,032
Common stock, 10 rupees par value; 36,080,641 Class B shares issued	8,400,032
Retained earnings	9,465,985

Total stockholders’ equity	49,466,049

Total Liabilities and Stockholders’ Equity	$174,102,481

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER (PRIVATE) COMPANY
STATEMENT OF OPERATIONS
(Unaudited)

For the Year
Ended
December 31,
2002

Revenue
Electricity capacity	$28,774,138
Electricity energy	24,250,410

Total revenue	53,024,548

Operating expenses
Fuel	22,209,672
Administrative & general	6,412,434
Operating	9,893,625
Depreciation	5,199,203

Total operating expenses	43,714,934

Operating income	9,309,614

Other (income) expense
Interest income	(1,241,831)
Interest expense	10,562,916
Foreign exchange gain	(628,322)

Total other expense	8,692,763

Net income	$616,851

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER (PRIVATE) COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock

	Class A		Class B		Retained
	Shares	Amount	Shares	Amount	Earnings	Total

Balance, January 1, 2002	135,731,653	$31,600,032	36,080,641	$8,400,032	$8,849,134	$48,849,198
Net Income	—	—	—	—	616,851	616,851

Balance, December 31, 2002	135,731,653	$31,600,032	36,080,641	$8,400,032	$9,465,985	$49,466,049

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER (PRIVATE) COMPANY
STATEMENT OF CASH FLOWS
(Unaudited)

For the
Year Ended
December 31,
2002

Cash flows from operating activities
Net income	$616,851
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,199,203
Accounts receivable	1,843,555
Fuel inventory	379,807
Supplies inventory	66,779
Prepaid and other current assets	198,069
Interest payable	(510,566)
Accounts payable — affiliates and other	1,286,485

Net cash provided by operating activities	9,080,183

Cash flows from investing activities:
Plant facility	(2,184,497)
Proceeds from sale of equipment	46,673

Net cash used in investing activities	(2,137,824)

Cash flows from financing activities:
Deferred contract payment	(2,653,908)
Payment of note payable	(8,394,903)
Dividends paid	(8,457,923)

Net cash used in financing activities	(19,506,734)

Net decrease in cash and cash equivalents	(12,564,375)
Cash and cash equivalents at beginning of period	36,239,297

Cash and cash equivalents at end of period	$23,674,922

See the accompanying notes to these financial statements.

HABIBULLAH COASTAL POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Background
      We were organized on December 17, 1995, as a Pakistani private unlimited company under the Pakistani Companies Ordinance, 1984, and converted to a private limited company on September 15, 2003. Our primary purpose is the ownership and operation of a 126 megawatt, natural gas-fired, combined cycle power plant near Quetta, Pakistan (the “Facility”). Construction was completed and we began full-time commercial operations in September 1999.
      We are owned 99% by Quetta Power Holding Company I Ltd. (“Quetta I”) and 1% by Quetta Power Holding Company II Ltd. (“Quetta II”). Quetta I is owned 50% by Coastal Power International II Ltd. (“CPI 2”), an indirect wholly owned subsidiary of El Paso Corporation (“El Paso”), 25% by Habibullah Energy Limited (“HEL”), a Pakistani company, and 25% by H.E.I. Ltd., an affiliate of HEL. Quetta II is owned 98% by Quetta I, 1% by CPI 2 and 1% by HEL. Quetta I and Quetta II made periodic capital contributions to us in proportion to their ownership interest. In addition, Quetta I and Quetta II receive 99% and 1%, respectively, of our net profits and distributions.

2.	Summary of Significant Accounting Policies
Basis of Presentation
      Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.
Use of Estimates
      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities that exist at the date of the financial statements. Actual results could differ from those estimates.
Functional Currency
      Our functional currency is the U.S. dollar since the majority of our activities and significant contractual agreements are denominated in U.S. dollars and based on the Government of Pakistan’s (“GOP”) commitment to guarantee our conversion of Pakistan rupees into U.S. dollars under the terms of the Implementation Agreement (“IA”) (See Note 6). All monetary assets and liabilities denominated in the Pakistan rupee have been remeasured into the U.S. dollar using the current exchange rates as of December 31, 2002. All nonmonetary balance sheet items, income and related expenses denominated in the Pakistan rupee are remeasured into the U.S. dollar using historic exchange rates. Foreign exchange gains and losses resulting from remeasurement are recorded during the period and are recognized in the accompanying statement of operations.
Revenue Recognition
      We recognize revenue when we deliver electric energy and provide electric capacity. Revenue is based on the quantity of electric energy delivered and electric capacity provided at rates specified in our Power Purchase Agreement (“PPA”).
Cash and Cash Equivalents
      We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable
      Accounts receivable include all trade accounts receivable owed to us for capacity revenue and sales of energy. Periodically, we review the collectibility of our accounts receivable using the specific identification method and establish an allowance for amounts which are not expected to be collected. As of December 31, 2002, there was no allowance for doubtful accounts recorded.
Inventory
      Inventory, which consists of fuel, spare parts, materials, and supplies, is recorded at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis for fuel and weighted average for spare parts, materials, and supplies.
Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Betterments of major units of property are capitalized, while repairs, maintenance and replacements and additions of minor units of property are expensed. Depreciation is calculated using the straight-line method based on an estimated useful life and an estimated salvage value. The estimated useful lives of our assets are 30 years for the plant, 10 years for office equipment, furniture and fixtures, and telecommunications, and 5 years for vehicles.
      We evaluate the impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. We did not record any asset impairment in 2002.
Income Taxes
      We are not subject to income tax in Pakistan due to the exemption granted by the IA (See Note 6). Accordingly, no current or deferred income taxes have been provided in the accompanying financial statements.
Recent Accounting Pronouncements
     Accounting for Asset Retirement Obligations
      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their businesses. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002.

3.	Stockholders’ Agreements
      Our stockholders have an agreement stipulating, among other things, the terms under which our stock can be sold or transferred. Any stockholder intending to dispose of an interest in our stock must first offer their stock to us and then to the other stockholders. The price of such stock transfer shall be determined in accordance with the agreement, after receiving the unanimous consent of the non-transferring stockholders.

4.	Long-Term Debt
      Effective February 26, 1996, we entered into a $115,521,000 loan agreement, with a group of banks, with Australia and New Zealand Banking Group acting as agent. Our obligations under the loan agreement were guaranteed by El Paso CGP Company (then Coastal Corporation), a wholly owned subsidiary of El Paso

Corporation, through a Note Purchase Agreement. The banks called the loan under the Note Purchase Agreement on December 15, 2002, and El Paso CGP Company assumed the entire loan outstanding as of that date and became the lender as defined in the Loan Agreement. The interest on the term loan is 9% with principal and interest payments made semi-annually through September 30, 2019. The following are the aggregate amounts of maturities of long-term debt for the next five years and in total thereafter:

Year	Principal Amount

2003	$9,149,604
2004	9,972,154
2005	10,868,650
2006	11,842,742
2007	12,910,674
Thereafter	44,028,696

Total	$98,772,520

      Pursuant to the loan agreement, we are subject to certain restrictive covenants, which include maintaining certain financial ratios.

5.	Related Party Transactions
Long-Term Debt
      Our long-term debt is held by El Paso CGP Company. As of December 31, 2002, principal in the amount of $98,772,520 is payable under this agreement. See Note 4.
Administrative Services Agreement
      We entered into an administrative services agreement with El Paso Technology Pakistan (“EPTP”), an indirect wholly-owned subsidiary of El Paso CGP Company. The agreement provides for EPTP to have general responsibility for managing our affairs. As consideration for services rendered, EPTP is reimbursed on a monthly basis for its actual costs incurred plus an annual fee of $37,500, indexed for inflation. The agreement was executed in January 1997 and will terminate on September 11, 2004. We may renew this agreement for three successive five year terms. As of December 31, 2002, $102,659 is payable under this agreement.
Local Advisory Services Agreement
      We entered into a local advisory services agreement with Habibullah Mines (Private) Limited (“HML”), an associated company of HEL. The agreement provides for certain local advisory services, as requested from time to time by us. As consideration for services rendered, HML is reimbursed on a monthly basis for its actual costs incurred plus an annual fee of $337,500, indexed for inflation. The agreement was executed in January 1997 and will terminate on September 11, 2004. We may renew this agreement for three successive five year terms. For the year ended December 31, 2002, $382,740 of local advisory services costs were incurred. There was no amount outstanding under this agreement at December 31, 2002.

6.	Commitments and Contingencies
EP Contract and Construction Contract
      We entered into an Engineering and Procurement Contract (“EP Contract”), dated February 29, 1996, with Fiat Avio S.p.A. (“Fiat Avio”) to perform the design, engineering, and procurement services necessary to complete the Facility. The EP Contract provided for bonuses and liquidated damages, as appropriate, depending on completion dates and certain output performance levels.

      We also entered into a Construction Contract with Fiat Avio Pakistan Branch to perform the construction necessary to complete the Facility. The Construction Contract provided for liquidated damages depending on completion dates and certain output performance levels.
      The project completion was substantially delayed by Fiat Avio and as a result, in September 1999, we delivered demand for payment of net liquidated damages of $52,110,000. Fiat Avio did not agree to our claim and both parties sought arbitration. In April 2003, the Arbitration Panel issued an award in the net amount of $8,762,520 (the “Award Amount”) in our favor, but instructed the Award Amount be setoff against the then outstanding principal plus accrued interest of the Deferred Amount as discussed below. We recorded the award amount as an adjustment to the cost basis of our property, plant, and equipment in 2002.
      Pursuant to our EP Contract, Fiat Avio agreed with us to defer payment of 37% of the amounts we owed them under this contract, up to an aggregate amount of $30 million (the “Deferred Amount”). Such deferred contract payments and construction interest thereon were available to be converted to long-term notes (“Deferred Note”) under the EP Contract. While the form and number of notes had not been agreed between the parties, principal and interest payments have been made since February 2001 based on semiannual payments and a twelve-year term provided in the EP Contract. Interest on the notes is paid at LIBOR plus 2.55%.
      The Pakistan Income Tax Appellate Tribunal (“ITAT”) assessed additional withholding taxes on our payments under the EP and Construction Contract made to Fiat Avio. Fiat Avio has acknowledged that they are responsible for these taxes under a 1996 Indemnification Agreement; however we and Fiat Avio are disputing that such taxes are owed. Our payment of such withholding taxes are currently subject to a Standstill Agreement, dated July 10, 2002 and acknowledged by Fiat Avio on September 3, 2002 and have been classified as a non-current asset in the accompanying balance sheet.
Implementation Agreement
      We have entered into an IA under which the GOP agrees to use its best efforts to support our exclusive right to design, finance, insure, construct, complete, own, operate and maintain the Facility through the initial term of our PPA. The IA may be extended by mutual agreement. The IA grants us the ability to freely transfer all funds to banks or other parties outside of Pakistan without foreign exchange restrictions with appropriate consents and/or approvals from the State Bank of Pakistan.
      The IA imposes certain deadlines and other requirements, the violation of which will be considered an event of default, and may require us to sell and transfer the Facility to the GOP. If the Facility is transferred to the GOP in the event of such a default, we will be reimbursed for our outstanding debt by the GOP. Upon default, the IA will terminate and the GOP will have no further interest in or obligations under the IA. Some of the more significant possible events of default include: any material breach of the PPA or the Gas Supply Agreement (“GSA”) by us not remedied within 30 days after notice of the breach. We believe we are in compliance with all of the terms of the IA.
Power Purchase Agreement
      We have entered into a 20-year PPA with the Pakistan Water and Power Development Authority (“WAPDA”), whereby WAPDA agrees to purchase up to 105% of the Facility’s dependable capacity of 123 net megawatts. The effective date of the PPA is September 11, 1999. The PPA has been extended for an additional 10 years as agreed upon by us and WAPDA and will expire on September 10, 2029.
      We deliver electricity only as ordered by WAPDA. If, through a change in law or a political force majeure event (as defined in the PPA), we are required to repair or make changes to the Facility, we will be allowed to pass those charges through to WAPDA via a supplemental tariff.
      The PPA imposes liquidated damages on us if certain contractual conditions are not met, which include reduction of the capacity payment for outages above a certain allowable limit in any operating year. During 2002, we incurred liquidated damages of $153,688 related to excess outages. This amount has been recorded as a component of operations and maintenance expense in the accompanying statement of operations.

      We will be considered to be in default and WAPDA may initiate termination of the PPA if, among other things, either of the following events occur: (a) cumulative operating losses (as determined under the IA) of at least 50% of the combined equity contributions and subordinated loans; or, (b) any material breach of the PPA or the GSA by us not remedied within 30 days after notice of the breach. We believe we are in compliance with all of the terms of the PPA.
      The PPA imposes liquidated damages on WAPDA if certain contractual conditions are not met, including WAPDA’s failure to make payments for electricity to us within 30 days of notice. WAPDA shall pay to us the monthly demand charge, as stipulated in the GSA, paid by us to Sui Southern Gas Company Limited (“Sui”). Such payments shall continue until the date that the delay caused by WAPDA ceases.
      We will receive a bonus of 0.08 rupees for each Kilowatt hour (“kWh”) of net electrical output above certain minimums during the months of January through June of each year. The amount of the bonus payable shall be indexed over the initial term of the PPA on the basis of changes in inflation and Pakistan rupee exchange rates. During 2002, we did not record any bonus revenue.
Gas Supply Agreement and Backup Fuel Supply Agreement
      We entered into a 20-year GSA with Sui, whereby Sui is our exclusive supplier of natural gas. The effective date of the GSA is September 11, 1999. The price of all natural gas delivered under the GSA is based on the price of natural gas as notified by the GOP from time to time. The GSA may be extended subject to the approval of GOP. A 20-year Backup Fuel Supply Agreement (“BFSA”), which became effective June 12, 1998, has been executed between us and Shell Pakistan Limited, a local Pakistani company, for the periodic delivery of high speed diesel (“HSD”) fuel oil for backup emergency purposes. The price of HSD has been deregulated by GOP and marketing companies determine the prices on a fortnightly basis.
O&M Agreement
      We entered into a seven-year operations and maintenance agreement (the “O&M Agreement”) with General Electric International, Inc. (“GE”) executed in June 1998, to operate and maintain the Facility.
      The O&M Agreement provided for reimbursement of services provided by GE during the mobilization stage. Once the Facility became operational in September 1999, GE began receiving a fixed monthly operations and maintenance fee of $208,333 commencing the month after the combined cycle take over date. GE also receives a variable fee of $46.59 multiplied by the number of hours during which any of the covered units were actually synchronized to the WAPDA grid and generating energy from the Facility. The fixed and variable payment components are subject to a periodic price escalation based on the Materials Index and the US Labor Index. The agreement may be renewed for an additional seven-year term based on mutual agreement between us and GE. For the year ended December 31, 2002, $2,891,157 was reported as a component of operations and maintenance expense in the accompanying statement of operations.
      Due to the events of terrorist attacks in the United States on September 11, 2001, GE declared a force majeure event and informed us they planned to stop operations by October 31, 2001. We did not agree to the force majeure and temporarily amended the O&M Agreement whereby GE was indemnified from most of its liabilities in return for continuing to operate the plant while a more permanent amendment was negotiated. An Amended and Restated O&M Agreement was successfully negotiated and executed with GE, effective as of July 1, 2002. The amended and restated agreement addressed GE’s main concerns of allowing for subcontracting and limiting GE’s liability to $1 million per year except for certain liabilities arising due to intentional torts, fraud, or bad faith and certain claims related to presence of hazardous materials resulting from the operator’s action or inaction.
LTS Agreement
      We entered into a long-term service agreement (“LTS Agreement”), effective September 11, 1999, with GE to provide certain long-term parts and services for the Facility. The LTS Agreement also provides for a fixed monthly payment of $20,167 commencing the month after the commercial operations date of September 11, 1999. The LTS Agreement also provides for a variable fee based on a rate of $87.38 per the number of fired hours run by each unit in the immediately preceding month. The fixed and variable payment components are subject to a periodic price escalation based on the Materials Index and the US Labor Index. The agreement will expire the later of 14 years following the effective date or after the completion of the planned maintenance. For the year ended December 31, 2002, $2,416,178 was reported as a component of operations and maintenance expense in the accompanying statement of operations.
Tax Deposits
      We have been assessed income tax on interest income against which we have filed an appeal with the ITAT and deposited the amount of tax assessed. This amount will be refunded to us if the ITAT decides in our favor. Our tax consultants are confident to have a favorable decision. The balance of these deposits at December 31, 2002 was $885,275.

7.	Concentration of Credit Risk
      Financial instruments, which potentially subject us to credit risk, consist of cash and accounts receivable. Our cash accounts are held by major financial institutions. Our receivables are concentrated with WAPDA, as they are the sole purchaser of our electrical output under the terms of PPA.

8.	Fair Value of Financial Instruments
      As of December 31, 2002, the carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximates fair value because of their short-term nature or the market-based nature of the instrument’s interest rate. While there is no liquid market for our long-term debt, we believe that the carrying value of our long-term debt approximates its fair value at December 31, 2002.

Report of Independent Auditors
To the Board of Directors and Stockholders of
Empresa de Generación Eléctrica Fortuna, S.A.
      We have audited the accompanying balance sheets of Empresa de Generación Eléctrica Fortuna, S.A. as of December 31, 2004 and 2003 and the related statements of income, comprehensive income and accumulated other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empresa de Generación Eléctrica Fortuna, S.A. as of December 31, 2004 and 2003, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
      As fully disclosed in Notes 1 and 8, Empresa de Generación Eléctrica Fortuna, S.A. emerged as the result of the restructuring process of the Instituto de Recursos Hidráulicos y Electrificación (IRHE) and is part of a regulated group of companies engaged in the generation, transmission and distribution of electric energy in the Republic of Panama. As fully disclosed in the financial statements, the Company reports significant balances and transactions with related parties, the nature of which may not be the same if performed among non-related parties.
/s/ PricewaterhouseCoopers LLP
Panama, Republic of Panama
February 3, 2005

Empresa de Generación Eléctrica Fortuna, S.A.
Balance Sheets
As of December 31,

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$10,205,923	$1,222,755
Non restricted investments	7,544,700	847,371
Accounts receivable — affiliates	14,830,126	12,501,293
Accounts receivable — other	924,666	548,303
Materials and supplies	5,270,727	5,070,495
Deferred tax asset	354,214	287,620
Other prepaid expenses and deposits	4,231,684	1,892,438

Total current assets	43,362,040	22,370,275

Note receivable — affiliate	12,000,000	12,000,000
Property, plant and equipment	687,899,413	683,401,151
Less — accumulated depreciation and amortization	(244,370,129)	(229,696,178)

Property plant and equipment, net	443,529,284	453,704,973
Other assets
Restricted investments	13,965,312	13,828,718
Restricted cash	15,564	35,312
Deferred financing costs, net	3,571,354	3,999,836
Other	242,208	194,177
Assets from risk management activities	602,981	1,447,093

Total other assets	18,397,419	19,505,136

Total assets	$517,288,743	$507,580,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable — affiliates	$9,418,081	$6,035,719
Accounts payable — other	1,093,374	1,419,210
Accrued liabilities	563,358	445,922
Current income taxes payable	7,137,769	30,753
Accrued interest	673,003	717,187
Current maturities of long-term debt	11,560,578	10,473,309

Total current liabilities	30,446,163	19,122,100

Long-term debt	145,683,596	157,228,692
Deferred income tax liability	2,023,885	2,113,692
Liabilities from risk management activities	2,354,039	2,675,717
Employee future benefit liability	808,444	617,716
Commitments and contingencies
Stockholders’ equity
Common stock, no par value; authorized, issued and outstanding 100,000,000 shares	309,457,729	309,457,729
Retained earnings	28,133,546	18,270,580
Accounts receivable — employees	(1,817,806)	(1,910,722)
Accumulated other comprehensive income	199,147	4,880

Total stockholders’ equity	335,972,616	325,822,467

Total liabilities and stockholders’ equity	$517,288,743	$507,580,384

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statements of Income
For the years ended December 31,

	2004	2003

Revenue
Energy revenue — contracted	$38,208,575	$34,979,628
Energy revenue — spot	47,588,726	34,707,293
Capacity revenue	13,638,720	10,680,681
Auxiliary services and other	1,534,902	3,077,923

Total revenue	100,970,923	83,445,525

Operating Expenses
Transmission fees	15,793,052	16,142,106
Depreciation and amortization	15,264,798	14,907,432
Energy purchases and associated costs	3,363,800	8,425,239
General and administrative	6,411,614	6,262,710
Operations and maintenance	2,526,856	2,735,131
Operating fees	2,186,283	1,995,334

Total operating expenses	45,546,403	50,467,952

Operating income	55,424,520	32,977,573

Other Income (Expense)
Interest income	2,009,196	1,794,596
Interest and debt expense	(17,107,168)	(18,166,180)
Income (loss) from risk management activities	(442,098)	159,103
Other	183,287	503,486

	(15,356,783)	(15,708,995)

Income before income taxes	40,067,737	17,268,578
Income Tax Expense
Current	(12,090,592)	(4,952,823)
Deferred	156,401	78,472

	(11,934,191)	(4,874,351)

Net income	$28,133,546	$12,394,227

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2004 and 2003

	Common Stock			Accounts	Accumulated
			Retained	Receivable	Other Comprehensive
	Shares	Dollars	Earnings	Employees	Income	Total

Balance as of December 31, 2002	100,000,000	$309,457,729	$31,801,353	$—	$54,719	$341,313,801
Dividends paid	—	—	(25,925,000)	—	—	(25,925,000)
Other comprehensive loss	—	—	—	—	(49,839)	(49,839)
Disbursement for the acquisition of common stocks	—	—	—	(1,988,750)	—	(1,988,750)
Payments received from employees	—	—	—	78,028	—	78,028
Net income	—	—	12,394,227	—	—	12,394,227

Balance as of December 31, 2003	100,000,000	309,457,729	18,270,580	(1,910,722)	4,880	325,822,467
Dividends paid	—	—	(18,270,580)	—	—	(18,270,580)
Other comprehensive income	—	—	—	—	194,267	194,267
Payments received from employees	—	—	—	92,916	—	92,916
Net income	—	—	28,133,546	—	—	28,133,546

Balance as of December 31, 2004	100,000,000	$309,457,729	$28,133,546	$(1,817,806)	$199,147	$335,972,616

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statements of Cash Flows
For the years ended December 31,

	2004	2003

Cash flows from operating activities
Net income	$28,133,546	$12,394,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,264,798	14,907,432
Amortization of discounts on long-term debt	95,818	95,818
Provision for obsolescence of materials and supplies	144,223	91,865
Deferred income taxes	(156,401)	(78,472)
Employee future benefits	190,728	189,883
Net effect of risk management activities	442,098	(159,103)
Changes in working capital:
Accounts receivable — affiliates	(2,328,833)	5,401,821
Accounts receivable — other	(376,363)	(332,640)
Materials and supplies	(344,455)	62,412
Other prepaid expenses and deposits	(2,387,277)	(1,356,278)
Accounts payable — affiliates	3,382,362	1,785,291
Accounts payable — other	(325,836)	331,204
Accrued liabilities	117,436	(540,896)
Income tax payable	7,107,016	(3,672,525)
Accrued interest	(44,184)	—

Net cash provided by operating activities	48,914,676	29,120,039

Cash flows from investing activities
Expenditures for equipment and work in process	(4,660,627)	(5,002,256)
Disposal of assets	—	14,935
Increase in restricted investments	(129,554)	(5,217,588)
Increase in restricted cash	19,748	(35,312)
Decrease (increase) in non restricted investments	(6,510,102)	7,757,594

Net cash used in investing activities	(11,280,535)	(2,482,627)

Cash flows from financing activities
Payments on debt	(10,473,309)	—
Accounts receivable — employees	92,916	(1,910,722)
Deferred financing costs	—	(95,037)
Dividends paid	(18,270,580)	(25,925,000)

Net cash used in financing activities	(28,650,973)	(27,930,759)

Change in cash and cash equivalents	8,983,168	(1,293,347)
Cash and cash equivalents at beginning of period	1,222,755	2,516,102

Cash and cash equivalents at end of period	$10,205,923	$1,222,755

Supplemental disclosure of cash flow information
Interest paid	$16,953,939	$17,212,500

Income taxes paid	$4,952,823	$4,922,070

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statements of Comprehensive Income and Accumulated Other Comprehensive Income
For the years ended December 31,

	2004	2003

Comprehensive Income
Net income	$28,133,546	$12,394,227
Unrealized gain on available for sale investments	199,147	4,880
Reclassification adjustment for realized gain on available for sale investments	(4,880)	(54,719)

Comprehensive income	$28,327,813	$12,344,388

Accumulated Other Comprehensive Income
Unrealized gain on available for sale investments	$199,147	$4,880

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements

1.	Organization and Nature of Operations
      We began operations under private management on January 8, 1999, as a Panamanian Corporation. On that date, the Government of Panama sold 49% of the common stock of the Company to Americas Generation Corporation (a consortium formed by affiliates of The Coastal Corporation (subsequently merged with El Paso Corporation) and Hydro-Quebec International, Inc.). The Government of Panama retained 49.9% of our stock, which includes 0.9% that is set aside for purchase by the former employees of IRHE, former owner of Empresa de Generación Eléctrica Fortuna, S.A. (Fortuna). Our employees own the remaining 1.1%.
      Our main activity is the operation of a 300 megawatt hydroelectric generation plant located on the Chiriquí River, in Chiriquí Province, Republic of Panama.
      We sell electricity and electrical generating capacity to distribution companies under the terms of power purchase agreements as well as through spot market sales within Panama and to other countries in Central America.

2.	Summary of Significant Accounting Policies

Basis of presentation
      Our financial statements are prepared on the accrual basis of accounting in accordance with principles generally accepted in the United States of America.
      The financial statements for the year ended December 31, 2003 include reclassifications that were made to conform to the current year’s presentation.
      The most significant reclassifications applicable to the year 2003 relate to the presentation of information for risk management activities and the balance of the accounts receivable employees originated from the stock purchase program. These reclassifications are to conform to the recommended presentation under principles generally accepted in the United States of America and do not represent a restatement of the financial statements. The reclassification primarily is the recognition of the fair value of the swap designated as hedge on the balance sheet. The effect on 2003 balance sheet and other comprehensive income statements is the reclassification of the fair value of the swap designated as hedge for $1,387,727 from the other comprehensive income to long term-debt on the liability side of the balance sheet. Additionally, as an effect, long-term debt was reduced in $1,387,727 increasing liabilities from risk management activities account. The amount owed by employees under the stock purchase program for $1,910,722 is presented as a component of the stockholders equity.
      None of the reclassifications has a significant impact on the financial statements taken as a whole.

Use of estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist as of the date of the financial statements. Actual results may differ from those estimates.

Functional currency
      Our functional currency is the United States Dollar as it is the denomination of the majority of our activities and significant contracts. The monetary unit of the Republic of Panama is the Balboa. The Balboa is valued on par with the United States Dollar and is freely convertible.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Cash and cash equivalents
      We consider short-term investments purchased with original maturities of three months or less to be cash equivalents.

Investments
      Our investment securities, consists primarily of debt, have been categorized as available for sale and, as a result, are stated at fair value based on quoted market prices. Investment securities available for current operations are classified as current assets.
      In accordance with Statement of Financial Accounting Standard (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, we recorded an unrealized income of $199,147 and $4,880 at December 31, 2004 and 2003, respectively.

Allowance for doubtful accounts
      We review collectibility of our accounts receivable using the specific identification method. At December 31, 2004 and 2003, no allowance for doubtful accounts was recorded.

Inventories
      Inventories consist of spare parts, supplies and materials are valued at the lower of cost or market. The cost is determined by using the average cost method. We evaluate the need to record any adjustment for impairment of inventory each year. Inventories in excess of our estimated usage requirements are written down to their net realizable value.

Property, plant and equipment
      Our property, plant and equipment is stated at transfer prices assigned to each group of assets established in the privatization process. Replacements or betterments of major property are capitalized, while replacements or additional minor units of property are expensed. Depreciation is calculated using the straight-line method, which in our opinion is adequate to allocate the costs of the assets over their estimated useful lives. The estimated useful lives are fifty years for the plant, thirty-five years for substation equipment and from four to ten years for other equipment. When these properties are retired due to abandonment or replacement, the cost less accumulated depreciation, plus retirement costs, less salvage value is charged as a gain or loss to earnings.
      We evaluate the impairment of property, plant and equipment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”. Any impairment adjustment would be recorded in our income statement for the excess of the carrying amount over the fair value of the asset or group of assets that may be impaired.

Accounting for asset retirement obligations
      Retirement and removal liabilities that meet the criteria specified in SFAS No. 143 “Accounting for Asset Retirement Obligations”, are accounted for in accordance with that standard. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is recorded at its present value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An on-going expense will also be recognized for changes in the value of the liability as a result of the passage of time. As of December 31, 2004 and 2003, we do not have asset retirement obligations.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Deferred costs
      Deferred costs consist of certain financing fees on bonds issued by the Company. These costs have been deferred and will be amortized over the term of the bonds to which these costs relate.

Income taxes
      We report income taxes based on income reported on our tax returns along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts and circumstances.

Revenue recognition
      We recognize revenue in the period electricity is delivered and generating capacity is provided. Contracted prices are billed in accordance to provisions of applicable power sales agreements, while spot sales are in accordance to market prices prevailing at the transaction date.

Environmental costs
      We may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current and future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.
      Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.
      These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by governmental agencies. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2004 and 2003, no known environmental liabilities exist.

Risk management activities
      We engage in risk management activities to manage risks associated with interest rates. These risk management activities involve the use of derivative financial instruments. We account for our derivative instruments under SFAS No. 133 “Accounting for Derivatives and Hedging Activities”. Under SFAS No. 133, these derivatives are reflected in our balance sheet at their fair market value as assets and liabilities from risk management activities. We classify our derivatives as either current or non-current assets or liabilities based on our overall net position by counterparty and their anticipated settlement date.
      Our income statement treatment of changes in fair value and settlements of derivatives depends on the nature of the derivative instrument and the type of hedging strategy used, if any. Cash flows associated with the settlement of our derivative instruments are recognized in operating cash flows.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

3.	Investments
      As of December 31, 2004 and 2003 our investments consisted of the following:

	2004			2003

	Amortized	Unrealized	Estimated	Amortized	Estimated
Description	Cost	Gain (Loss)	Fair Value	Cost	Fair Value

Non restricted investments
Government of Panama Notes	$4,202,044	$158,956	$4,361,000	$—	$—
Government of Panama Zero Coupon	959,530	(5,630)	953,900	847,371	847,371
Corporate securities	2,195,899	33,901	2,229,800	—	—

Total non restricted investments	7,357,473	187,227	7,544,700	847,371	847,371

Restricted investments
Cash and cash equivalents	4,878,878	—	4,878,878	4,844,215	4,844,215
Short-term corporate instruments	4,900,086	—	4,900,086	4,846,175	4,846,175
U.S. Government Fixed Income	4,174,428	11,920	4,186,348	4,133,448	4,138,328

Total restricted investments	13,953,392	11,920	13,965,312	13,823,838	13,828,718

Total investments	$21,310,865	$199,147	$21,510,012	$14,671,209	$14,676,089

      We consider all of our investments to be available for sale.

Non restricted investments
      The amortized cost and estimated fair value of our non restricted investments at December 31, 2004 and 2003, by contractual maturity is as follows:

	2004		2003

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$2,036,707	$2,036,000	$847,371	$847,371
Due in 1-2 years	959,530	953,900	—	—
Due in 2-4 years	—	—	—	—
Due after 4 years	4,361,236	4,554,800	—	—

	$7,357,473	$7,544,700	$847,371	$847,371

      As of December 31, 2004, the interest rates of our non restricted investments in Government of Panama Notes and corporate securities ranges from 6.300% to 9.375%. Our investment in Government of Panama Zero Coupon for 2004 and 2003 does not bear interest.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Restricted investments
      The covenants associated with our bonds require us to maintain a cash balance in a debt service reserve fund in an amount equal to the next scheduled principal and interest payment. This fund is held in the name of the bond trustee on behalf of and for the benefit of our bond holders. As of December 31, 2004 and 2003 the debt service reserve account consisted of the restricted investments detailed above.
      The amortized cost and estimated fair value of our restricted investments at December 31, 2004 and 2003, by contractual maturity is as follows:

	2004		2003

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$13,953,392	$13,965,312	$13,823,838	$13,828,718

      As of December 31, 2004 and 2003, the interest rates of our restricted investments in cash and cash equivalents, and short-term corporate instruments range from 0.97% to 2.39% and 1.178% and 1.22%, respectively. Our investment in U.S. Government Fixed Income for 2004 and 2003 does not bear interest.

4.	Property, Plant and Equipment
      Property, plant and equipment consisted of the following as of December 31:

	2004	2003

Hydroelectric plant	$639,834,009	$635,939,332
Electrical equipment	23,489,588	23,214,588
Substation equipment	13,594,110	9,377,448
Other	6,913,956	6,913,956

	683,831,663	675,445,324
Less accumulated depreciation and amortization	244,370,129	229,696,178

	439,461,534	445,749,146
Construction in process	2,744,267	6,632,344
Land	1,323,483	1,323,483

	$443,529,284	$453,704,973

5.	Employee Stock Purchase Program
      In December 2002, our Board of Directors approved a plan to allow Fortuna’s employees to purchase shares of our stock. The plan is designed to allow employees to acquire up to 1.8% of our shares. These shares were previously owned by the Government of Panama. Under the plan, we created a trust to provide loans to our employees to finance their purchase. The loans, which bear interest of 3%, are to be repaid with proceeds from dividends paid on the shares owned by the employees’. The repayment period is estimated to be 10 years. The loans are secured with the pledge of the stocks that are being acquired by our employees.
      The purchases by our employees were completed in October 2003 and totaled $1,988,750, this transaction included the purchase of 845,174 shares. The outstanding amount receivable from this transaction as of December 31, 2004 and 2003 is $1,817,806 and $1,910,722.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

6.	Risk Management Activities
      The following table summarizes the carrying value of the derivatives used in our risk management activities as of December 31:

	2004	2003

Assets from risk management activities
Fair value of derivatives not designated as hedges	$602,981	$1,447,093

Liabilities from risk management activities
Fair value of swap designated as hedge	$1,468,063	$1,387,727
Fair value of other derivatives not designated as hedges	885,976	1,287,990

	$2,354,039	$2,675,717

      We currently use derivative financial instruments to hedge the impact of our market risk exposures on liabilities. We have engaged in an interest rate swap to hedge the variability of fair value related to our outstanding bonds. Changes in the derivative fair values that are effective as fair value hedges are deferred into the carrying value of the liability hedged to the extent they are effective and are not included in income until the hedged transaction occurs and is then recognized in earnings. The ineffective portion of a hedge’s change in value is recognized immediately in earnings as a component of operating income.
      We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing effectiveness and measuring hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. We also assess whether these derivatives are highly effective in offsetting changes in fair value of the hedged items. We discontinue hedge accounting prospectively if we determine that a derivative in no longer highly effective as a hedge or if we decide to discontinue the hedging relationship.
      As of December 31, 2003, to manage interest rate risk, we were party of an Interest Rate Swap and Collar agreement to pay floating rates of interest on a an initial notional value of $51,000,000 (30% of the bonds outstanding) due to changes in the benchmark interest rate — not the overall change in fair value. As of December 31, 2004, the swap’s notional amount is for $47,858,010 of the outstanding bonds. During 2004 and 2003 we received $722,406 and $417,138, respectively, from this transaction and we recognized it as a reduction of interest expense. Under the terms of the swap, we receive a fixed rate from the counterparty and pay a variable rate based on six month LIBOR. This swap is designated as a hedging instrument. Under the collar agreement, we are protected by the counterparty when six month LIBOR exceeds 6%. On the other hand, we must make payments to the counterparty when six month LIBOR is below 1.5%. The notional amount of the collar agreement is identical to the notional amount of the swap. The cap and floor comprising the collar agreement are not designated as hedges and are accordingly recorded in our financial statements at fair market value with changes in fair value recorded in earnings under gains and losses from risk management activities.

7.	Debt Obligation

Short-term borrowings
      We maintain $18.7 million in 2004 and $32 million in 2003 in uncommitted revolving credit facilities with two local banks. There were no draws against these facilities as of December 31, 2004 and 2003.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Bonds
      The National Commission of Securities of the Republic of Panama issued Resolution No. CNV-262-02 dated June 25, 2002, which authorized the registration of Corporate Bonds to its public offering.
      On June 26, 2002 we issued bonds in an aggregate amount of $170,000,000 at par. These bonds have an interest rate of 10 1/8% and mature on December 16, 2013. The bonds are secured by a collateral guarantee, which contains a lien on substantially all real property, machinery and equipment owned by Fortuna that is not governed by the concession contracts with the Government of Panama. The collateral also includes a pledge of all of the shares of Fortuna owned by Americas Generation Corporation (AGC), and all amounts on deposit in the Debt Service Reserve Account. (See Note 3)
      We agreed under the bond offering to exercise our best efforts to obtain the necessary regulatory approvals to grant security interests to our bondholders in the concession contracts (See Note 10) with the government of Panama, including the right to receive any payments from the government of Panama in the event of the termination of such concession contracts and in substantially all real property and machinery and equipment owned by Fortuna that is governed by the concession contracts with the government of Panama.
      Since the closing of the bond offering in July 2002, we have requested these approvals. The National Economic Council (CENA) has notified Fortuna that it has recommended to the Cabinet Council that it approve the grant of a security interest for the benefit of the bondholders to the extent the security interest relates to the assignment of the right to receive any payments from the government of Panama in the event of a termination of the concession contracts.
      The CENA has also notified Fortuna that it will not recommend the approval for the granting of a security interest for the benefit of the bondholders to the extent it relates to real property and machinery and equipment owned by Fortuna that is governed by the concession contracts.
      These decisions by the CENA have no effect on our rights or obligations as they relate to the bonds.
      We may redeem some or all of the bonds, at any time prior to maturity, upon not less than 30 nor more than 60 days notice to each holder of the bonds to be redeemed, at the redemption price equal to the outstanding principal amount of the notes being redeemed, together with accrued but unpaid interest, to the date of such redemption plus the make whole premium, if any.
      The distribution of dividends to stockholders will be limited by the debt service coverage ratio for the period of the four consecutive fiscal quarters then ended, at least equal to a ratio of 1.50 to 1.0. We may not declare or pay any dividend, or make any distribution, of any kind or character in respect of any class of our capital stocks except on the date when interest or principal with respect to the notes is due and payable, provided that we will not declare or make any such distribution on any such date if and event of default shall have occurred and be continuing, our projected debt service coverage ratio expected for the next four consecutive fiscal quarters is expected to be less than 1.50 to 1.00 and that debt service reserve account does not contain the prescribed minimum balance.
      Our Board of Directors approved on September 18, 2003 to establish the compromise of compensating AGC for the additional risk acquired by placing its shares in Fortuna, as guarantee for the issuance of corporate bonds in June 2002 for the totality of its shares in favor of the bondholders.
      We are committed to make principal and interest payments semiannually, commencing on December 16, 2002, in the case of interest, and on June 16, 2004, in the case of principal.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
      Our long-term debt outstanding consisted of the following at December 31:

			Balance
		Annual
	Maturity	Interest Rate	2004	2003

Bonds	Dec. 2013	10 1/8%	$159,526,691	$170,000,000
Fair value of swap designated as hedge			(1,468,063)	(1,387,727)

Subtotal			158,058,628	168,612,273
Less:
Unamortized discount on long-term debt			814,454	910,272
Current maturities			11,560,578	10,473,309

Total long-term debt, less current maturities			$145,683,596	$157,228,692

      The following are the aggregate amounts of maturities of our long-term debt, including current maturities, for the next five years and in total thereafter:

Year	Principal Amount

2005	$11,560,578
2006	12,760,710
2007	14,085,435
2008	15,547,690
2009	17,161,738
Thereafter	88,410,540

Total	$159,526,691

8.	Related Party Transactions

Energy sales and purchases
      As a result of the restructuring of the electricity sector of Panama, three distribution companies, four generating companies and one transmission company were formed. The Government of Panama retains an approximate forty-nine percent (49%) interest in the generating and distribution companies and a one hundred percent (100%) interest in the transmission company. In our case, The Government of Panama retained 49.9% of our stock, which includes 0.9% that is set aside for purchase by the former employees of IRHE, former owner of Fortuna. Our employees own the remaining 1.1%

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
      In the normal course of business, we conduct purchases and sales of electricity and generating capacity from or to the other generating and distribution companies, as well as make payments to the transmission company and to one of the distribution companies for the usage of their lines to transmit electricity. These transactions are made under the terms and conditions of the power purchase agreements and the transmission fees discussed in Note 10 and via the Panamanian electricity spot market. A summary of the amounts derived from the purchase and sale of energy with related parties is as follows:

	2004		2003

		% of		% of
Description	Amount	Total	Amount	Total

Revenue	$97,587,959	97	$79,498,608	95
Purchases of energy	$1,142,834	34	$3,066,435	36
Transmission costs	$15,793,052	100	$16,102,695	99
Moratorium interest	$—	—	$6,063	99
Moratorium expenses	$276,375	100	$1,799	100

Investments
      Our non restricted investments include Hydro-Québec bonds for $2,000,000 acquired in July 2004, with interest rate of 6.30% and maturity in May 11, 2011. The amounts derived from this transaction are as follows:

Description	2004	2003

Non restricted investment	$2,000,000	$—
Interest receivable	$18,106	$—
Interest income	$81,106	$—
Collateral fee
      Our Board of Directors established the compromise of compensating Americas Generation Corp. (AGC) for the additional risk acquired by placing their shares in Fortuna as guarantee for the issuance of Fortuna bond’s during 2002 (see Note 7). The summary of the balances and amounts derived from this transaction are as follows:

Description	2004	2003

Accounts payable	$824,000	$1,275,000
Collateral fee expense	$824,000	$1,275,000

Management services
      We have entered into a management agreement (the agreement) with AGC by which they were granted exclusive managerial, administrative and operational control until January 8, 2019. In exchange for the services rendered under this agreement, AGC is entitled to receive from us a fee equivalent to 4% of earnings before interest expense, income taxes, depreciation and amortization (EBITDA) from 1999 through 2003 and 3% of EBITDA thereafter, as defined in the agreement. The summary of the balances and amounts derived from fees charged by AGC under the terms of this contract are as follows:

Description	2004	2003

Other receivables	$329,204	$153,566
Accounts payable	$618,758	$440,106
Management fee	$2,186,283	$1,995,334

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Technical services
      We have entered into a technical assistance contract with Hydro-Quebec International, Inc. and El Paso Power Company (an affiliate of El Paso Corporation), pursuant to which we have retained personnel of Hydro Quebec International, Inc. and El Paso Corporation for technical support in the implementation and development of our generation activities. The contract expired on December 31, 2001 and was renewed through December 31, 2008. The amounts paid to Hydro-Quebec International, Inc. and El Paso Corporation under these agreements are as follows:

Description	2004	2003

Capitalized as construction in progress	$93,362	$238,983
Charged to expenses	$130,074	$39,924
Accounts payable	$—	$136,637
Accounts receivable	$5,464	$23,272

Note receivable
      During 2002, we entered into a loan agreement with AGC for a $12,000,000 loan with an interest rate of 11.125%. Interest is payable semi-annually on July and December of each year. The terms of the loan establish that repayments are made upon our request based on capital expenditure needs. The loan will mature at the latest date of Fortuna’s bond maturity. If AGC fails to make any required loan repayments, we will apply any dividend payments to which AGC may become entitled to the loan balance until all outstanding repayments requests have been satisfied. The balance and amounts derived from this loan agreement are as follows:

Description	2004	2003

Loan receivable	$12,000,000	$12,000,000
Interest income	$1,334,970	$1,335,030

9.	Income Taxes
      The following table reflects the component of income tax expense (benefit) included in the statement of income for the years ended December 31:

	2004	2003

Pretax income from continuing operations:	$40,067,737	$17,268,578

Current income tax expense	$12,090,592	$4,952,823
Deferred income tax benefit	(156,401)	(78,472)

Total income tax expense	$11,934,191	$4,874,351

      Our income tax expense included in the statements of income from operations differs from the amount computed by applying the statutory income tax rate of thirty percent (30%) for the following reasons at December 31:

	2004	2003

Tax expense at statutory rate	$12,020,321	$5,180,573
Decrease in non-taxable interest income and other	(86,130)	(306,222)

Income tax expense	$11,934,191	$4,874,351

Effective tax rate	29.8%	28.2%

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
      The tax payable is detailed as follows:

	2004	2003

Current income taxes	$12,090,592	$4,952,823
Less prepaid income tax	4,952,823	4,922,070

Income tax payable	$7,137,769	$30,753

      Deferred income tax assets and liabilities recognized on temporary differences that will be reversed in future periods are detailed as follows:

	2004	2003

Deferred tax asset:
Provision for inventory obsolescence	$171,188	$150,000
Provision for fringe benefits	173,090	137,237
Provision for technical assistance and other	9,936	383

Total current portion of deferred tax asset	$354,214	$287,620

	2004	2003

Deferred tax liability:
Property, plant and equipment	$2,023,885	$2,113,692

10.	Commitments and Contingencies

Labor claims
      In March of 1999, we began an administrative restructuring plan that resulted in the reduction of 32 employees. Some of these employees and the employees union filed claims against us under the Panamanian labor laws for an aggregate $1,379,000. We and our lawyers believe that the final outcome of these cases will not have a material adverse effect on our financial statements.
      Additionally, we maintain labor claims for a total of $50,500 in the District Labor Courts of Panama and Chiriquí. In the first instances, we were condemned to pay former employees this amount but we are currently in the appeal process. The final outcomes of these cases are unpredictable at this stage, but will not have a material adverse effect on our financial statements.

Power sales agreements
      We have signed contracts for the sales and purchases of long-term energy and firm capacity with distribution companies for a portion of the available capacity of our facility. We are paid for the amount of electricity delivered as well as for maintaining available generating capacity. Our contractual commitment for the supply of energy and capacity in MW’s of the contracts signed as of December 31, 2004 are as follows:

MW	Year

284	2005
260	2006
185	2007
224	2008
      These contracts give the purchaser the right to use of the facility contracted capacity and have a priority use of the associated energy related to the contracted capacity. During the period contracts are in effect, we are committed to deliver approximately 1,000 GWh for the period 2005 up to 2007 and 1,200 GWh for 2008.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
By effects of the economic dispatch, we are required to purchase electricity on the spot market to fulfill our commitments. In the event we unable to fulfill our contractual commitments, we are liable for a penalty up to $1,500/ MWh of the energy not delivered.

Transmission fees
      Transmission fees are formulated in accordance to a tariff regime, prepared and submitted by Empresa de Transmisión Eléctrica, S. A. (ETESA) to the regulatory agency, Ente Regulador de los Servicios Públicos (ERSP), in accordance to the Transmission Regime (Régimen Tarifario de Transmisión) that establishes the methodology to calculate the applicable payments. This methodology is not based on production volumes.
      During 2004, ETESA initiated a sanctioning process against us for an alleged debt of the company related with transmission and connection charges. The purpose of this process is to request that the ERSP issue a resolution obligating us to pay approximately $6,000,000 to ETESA including interest. We have strongly opposed and will vigorously defend ourselves from ETESA’s request. We and our lawyers believe that the possibilities of success will depend on the interpretation of the ERSP on the facts of the case. We have accrued a provision for the amount billed by ETESA in the event that the final outcome of this process obligates us to pay the alleged debt.

Service fee
      We are obligated to pay to the ERSP an annual charge for control and supervision services provided to utility companies. This rate will not exceed one percent (1%) of net sales of the providers in the electric energy sector of the immediately preceding year. Our share of this fee for 2004 and 2003 was $577,005 and $748,028 respectively.

Performance bonds
      We maintain performance bonds to support related power purchase contracts and the concession agreements. The amount of the performance bonds issued as of December 31, 2004 and 2003 was $34,425,865 and $39,000,000, respectively.

Concession contract
      We became a party to fifty-year concession contracts that grant certain rights including the generation and sale of electricity produced by the hydroelectric plant and the rights to use the waters of the Chiriquí River. We are obligated to administer, operate and maintain the plant during the term of the contract. Such terms may be renewed for an additional fifty years subject to the ERSP approval.

11.	Fair Value of Financial Instruments
      Carrying value of financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable and accrued expenses, approximates to fair value because of their short-term nature or the market-based nature of the instrument’s interest rate. The fair value of our long-term debt has been estimated based on quoted market price for the same available locally. The carrying amount of the long-term debt, including current maturities, does not exceed the estimated fair value.

Empresa de Generación Eléctrica Fortuna, S.A.
Balance Sheet
(Unaudited)

As of
December 31,
2002

ASSETS
Current assets:
Cash and cash equivalents	$2,516,102
Non restricted investments	8,646,287
Accounts receivable — affiliates	17,903,114
Accounts receivable — other	215,663
Materials and supplies	5,224,772
Deferred tax asset	290,727
Other prepaid expenses and deposits	730,337

Total current assets	35,527,002

Note receivable — affiliate	12,000,000
Property, plant and equipment	678,555,350
Less — accumulated depreciation and amortization	(215,360,847)

Property, plant and equipment, net	463,194,503
Other assets
Restricted investments	8,619,647
Deferred financing costs, net	5,341,470

Total other assets	13,961,117

Total assets	$524,682,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable — affiliates	$4,250,428
Accounts payable — other	1,088,006
Accrued liabilities	1,414,651
Current income taxes payable	3,703,278
Current portion of deferred income taxes	100,000
Accrued interest	717,187

Total current liabilities	11,273,550

Long-term debt	170,000,000
Deferred income tax liability	2,095,271
Commitments and contingencies
Stockholders’ equity
Common stock, no par value; authorized, issued and outstanding 100,000,000 shares	309,457,729
Accumulated other comprehensive income	54,719
Retained earnings	31,801,353

Total stockholders’ equity	341,313,801

Total liabilities and stockholders’ equity	$524,682,622

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statement of Income
(Unaudited)

For the Year Ended
December 31,
2002

Revenue
Energy revenue — contracted	$55,988,954
Energy revenue — spot	26,470,437
Capacity revenue	17,551,200
Auxiliary services and other	838,750

Total revenue	100,849,341

Operating expenses
Energy purchases and associated costs	6,357,911
Transmission fees	13,490,258
Operations and maintenance	2,450,780
Operating fees	2,900,757
General and administrative	6,483,521
Depreciation and amortization	14,711,202

Total operating expenses	46,394,429

Operating income	54,454,912

Other income (expense)
Interest income	1,326,491
Interest and debt expense	(12,146,124)
Other	418,581

(10,401,052)

Income before income taxes	44,053,860
Income tax expense
Current	(13,291,795)
Deferred	114,288

(13,177,507)

Net income	$30,876,353

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statement of Changes in Stockholders’ Equity
(Unaudited)

			Retained Earnings
					Accumulated
	Common Stock				Other
				Internally	Comprehensive
	Shares	Dollars	Unrestricted	Designated	Income	Total

Balance as of December 31, 2001	100,000,000	$309,457,729	$22,707,513	$4,000,000	$—	$336,165,242
Transfer to unrestricted retained earnings	—	—	4,000,000	(4,000,000)	—	—
Dividends paid	—	—	(25,782,513)	—	—	(25,782,513)
Other comprehensive income	—	—	—	—	54,719	54,719
Net income	—	—	30,876,353	—	—	30,876,353

Balance as of December 31, 2002	100,000,000	$309,457,729	$31,801,353	$—	$54,719	$341,313,801

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statement of Cash Flows
(Unaudited)

For the Years Ended
December 31,
2002

Cash flows from operating activities
Net income	$30,876,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,711,202
Deferred income taxes	(114,288)
Changes in working capital:
Accounts receivable — affiliates	(4,898,419)
Accounts receivable — other	(28,748)
Materials and supplies	(150,191)
Prepaid taxes	812,547
Other prepaid expenses and deposits	(225,103)
Accounts payable — affiliates	508,105
Accounts payable — other	(5,889,067)
Accrued liabilities	794,310
Income tax payable	3,703,278
Accrued interest	(2,198,871)

Net cash provided by operating activities	37,901,108

Cash flows from investing activities
Expenditures for equipment and work in process	(3,948,288)
Note receivable — affiliate	(12,000,000)
Increase in restricted investments	(8,606,250)
Decrease in non restricted investments	(8,604,965)

Net cash used in investing activities	(33,159,503)

Cash flows from financing activities
Proceeds from bond issuance	170,000,000
Payments on debt	(141,319,949)
Deferred financing costs	(5,580,589)
Dividends paid	(25,782,513)

Net cash used in financing activities	(2,683,051)

Change in cash and cash equivalents	2,058,554
Cash and cash equivalents at beginning of period	457,548

Cash and cash equivalents at end of period	$2,516,102

Supplemental disclosure of cash flow information
Interest paid	$14,344,995

Income taxes paid	$8,775,968

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Statement of Comprehensive Income and Changes in Accumulated Other Comprehensive Income
(Unaudited)

For the Years Ended
December 31,
2002

Comprehensive Income
Net income	$30,876,353
Unrealized gain on investments	54,719

Other comprehensive income	54,719

Comprehensive income	$30,931,072

Changes in Accumulated Other Comprehensive Income
Balance, January 1	$—
Other comprehensive income	54,719

Balance, December 31	$54,719

See accompanying notes.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements
(Unaudited)

1.	Organization and Nature of Operations
      We began operations under private management on January 8, 1999, as a Panamanian Corporation. On that date, the Government of Panama sold 49% of the common stock of the Company to Americas Generation Corporation (a consortium formed by affiliates of The Coastal Corporation (subsequently merged with El Paso Corporation) and Hydro-Quebec International, Inc.). The Government of Panama retained 50.8% of our stock, which includes 1.8% that is set aside for purchase by our employees. Our employees own the remaining 0.2%.
      Our main activity is the operation of a 300 megawatt hydroelectric generation plant located on the Chiriquí River, in Chiriquí Province, Republic of Panama.
      We sell electricity and electrical generating capacity to distribution companies under the terms of power purchase agreements as well as through spot market sales within Panama and to other countries in Central America.

2.	Summary of Significant Accounting Policies
     Basis of Presentation
      Our financial statements are prepared on the accrual basis of accounting in accordance with principles generally accepted in the United States of America.
     Use of Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist as of the date of the financial statements. Actual results may differ from those estimates.
     Functional Currency
      Our functional currency is the United States Dollar as it is the denomination of the majority of our activities and significant contracts. The monetary unit of the Republic of Panama is the Balboa. The Balboa is valued on par with the United States Dollar and is freely convertible.

Cash and Cash Equivalents
      We consider short-term investments purchased with original maturities of three months or less to be cash equivalents.

Investments
      Our investment securities, consists primarily of debt, have been categorized as available for sale and, as a result, are stated at fair value based on quoted market prices. Investment securities available for current operations are classified as current assets.
      In accordance with Statement of Financial Accounting Standard (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, we recorded an unrealized income of $54,719 at December 31, 2002.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Revenue Recognition and Receivables
      We recognize revenue in the period electricity is delivered and generating capacity is provided.

Allowance for Doubtful Accounts
      We review collectibility of our accounts receivable using the specific identification method. At December 31, 2002, no allowance for doubtful accounts was recorded.

Inventories
      Inventories consist of spare parts, supplies and materials are valued at the lower of cost or market. The cost is determined by using the average cost method. We evaluate the need to record any adjustment for impairment of inventory each year. Inventories in excess of our estimated usage requirements are written down to their net realizable value.

Property, Plant and Equipment
      Our property, plant and equipment is stated at transfer prices assigned to each group of assets established in the privatization process. Replacements or betterments of major property are capitalized, while replacements or additional minor units of property are expensed. Depreciation is calculated using the straight-line method, which in our opinion is adequate to allocate the costs of the assets over their estimated useful lives. The estimated useful lives are fifty years for the plant, thirty-five years for substation equipment and from four to ten years for other equipment. When these properties are retired due to abandonment or replacement, the cost less accumulated depreciation, plus retirement costs, less salvage value is charged as a gain or loss to earnings. Beginning in 2003, retirement and removal liabilities that meet the criteria specified in SFAS No. 143, Accounting for Asset Retirement Obligations, will be accounted for in accordance with that standard. See Recent Accounting Pronouncements below.
      We evaluate the impairment of property, plant and equipment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.

Deferred Costs
      Deferred costs consist of certain financing fees and discounts on bonds issued by the Company. These costs have been deferred and will be amortized over the term of the bonds to which these costs relate.

Income Taxes
      We report income taxes based on income reported on our tax returns along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts and circumstances.

Environmental Costs
      We may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized, as

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current and future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.
      Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.
      These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by governmental agencies. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheet at their undiscounted amounts. As of December 31, 2002, no known environmental liabilities exist. We plan on spending approximately $1,000,000 over the next five years on environmental matters.
Recent Accounting Pronouncements
     Accounting for Asset Retirement Obligations
      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is recorded at its present value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An on-going expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have any impact on our financial statements.
     Accounting for Costs Associated with Exit or Disposal Activities
      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructurings, discontinued operations, plant closings or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities we initiate after January 1, 2003.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

3.	Investments
      As of December 31, 2002 our investments consisted of the following:

		Unrealized
	Amortized	Gain	Estimated
Description	Cost	(Loss)	Fair Value

Non restricted investments
Government of Panama Notes	$2,415,334	$17,666	$2,433,000
Government of Panama Zero Coupon	3,337,109	(3,236)	3,333,873
Corporate securities	2,852,522	26,892	2,879,414

Total non restricted investments	8,604,965	41,322	8,646,287

Restricted investments
Cash and cash equivalents	3,271,823	—	3,271,823
Short-term corporate instruments	3,269,500	5,937	3,275,437
U.S. Government Fixed Income	2,064,927	7,460	2,072,387

Total restricted investments	8,606,250	13,397	8,619,647

Total investments	$17,211,215	$54,719	$17,265,934

Non Restricted Investments
      We consider all of our non restricted investments to be available for sale.
      The amortized cost and estimated fair value of our non restricted investments at December 31, 2002, by contractual maturity is as follows:

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$3,337,109	$3,333,873
Due in 1-2 years	—	—
Due in 2-4 years	—	—
Due after 4 years	5,267,856	5,312,414

	$8,604,965	$8,646,287

Restricted Investments
      The covenants associated with our bonds require us to maintain a cash balance in a debt service reserve fund in an amount equal to the next scheduled principal and interest payment. This fund is held in the name of the bond trustee on behalf of and for the benefit of our bondholders. As of December 2002, the debt service reserve account consisted of the restricted investments detailed above.
      The amortized cost and estimated fair value of our restricted investments at December 31, 2002, by contractual maturity is as follows:

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$8,606,250	$8,619,647

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
4.     Property, Plant and Equipment
      Property, plant and equipment consisted of the following as of December 31, 2002:

Hydroelectric plant	$634,768,265
Electrical equipment	22,326,436
Substation equipment	9,377,448
Other	6,147,213

672,619,362
Less accumulated depreciation and amortization	215,360,847

457,258,515
Construction in process	4,612,505
Land	1,323,483

$463,194,503

5.     Debt Obligation
Short-Term Borrowings
      We maintain $18 million in 2002 in uncommitted revolving credit facilities with two local banks. There were no draws against these facilities as of December 31, 2002.
Long-Term Debt
      As the result of the privatization process, we, along with, the Instituto de Recursos Hidráulicos y Electrificación (IRHE) and the Panamanian Government signed a Debt Assignment and Assumption Contract in which IRHE and the Panamanian Government assigned and we agreed to assume certain long-term debts of IRHE. We agreed to and were obliged to comply with all conditions of the original debt contracts.
      We emerged as the principal debtor with Impregilo, S.p.A. and make all related payments directly to the creditor. For the remaining debts, the Republic of Panama remained as principal debtor, and we reimbursed the government for all related payments.
      Under the terms of our debt agreement, we were required to pay the Republic of Panama an annual guarantee fee equal to 1/2 of 1% of the total remaining outstanding assumed debt on the anniversary date of the contract.
      Our debt agreement also required us to either prepay or refinance all of the assumed debt on or by January 1, 2003. On July 3, 2002, all of the debt and related obligations assumed through the privatization process were repaid in full with the proceeds of the bond issuance.
Bonds
      On June 26, 2002 we issued bonds in an aggregate amount of $170,000,000 at par. These bonds have an interest rate of 10 1/8% and mature on December 16, 2013. The bonds are secured by collateral guarantee, which contains a lien on substantially all real property, machinery and equipment owned by Fortuna that is not governed by the concession contracts with the Government of Panama. The collateral also includes a pledge of all of the shares of Fortuna owned by Americas Generation Corporation (AGC), and all amounts on deposit in the Debt Service Reserve Account. (See Note 3)
      We agreed under the bond offering to exercise our best efforts to obtain the necessary regulatory approvals to grant security interests to our bondholders in the concession contracts (See Note 9) with the

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
government of Panama, including the right to receive any payments from the government of Panama in the event of the termination of such concession contracts and in substantially all real property and machinery and equipment owned by Fortuna that is governed by the concession contracts with the government of Panama.
      Since the closing of the bond offering in July 2002, we have requested these approvals. The National Economic Council (CENA) has notified Fortuna that it has recommended to the Cabinet Council that it approve the grant of a security interest for the benefit of the bondholders to the extent the security interest relates to the assignment of the right to receive any payments from the government of Panama in the event of a termination of the concession contracts.
      The CENA has also notified Fortuna that it will not recommend the approval for the granting of a security interest for the benefit of the bondholders to the extent it relates to real property and machinery and equipment owned by Fortuna that is governed by the concession contracts.
      These decisions by the CENA have no effect on our rights or obligations as they relate to the bonds.
      We may redeem some or all of the bonds, at any time prior to maturity, upon not less than 30 nor more than 60 days notice to each holder of the bonds to be redeemed, at the redemption price equal to the outstanding principal amount of the notes being redeemed, together with accrued but unpaid interest, to the date of such redemption plus the make whole premium, if any.
      The distribution of dividends to stockholders will be limited by the debt service coverage ratio for the period of the four consecutive fiscal quarters then ended, at least equal to a ratio of 1.50 to 1.0. We may not declare or pay any dividend, or make any distribution, of any kind or character in respect of any class of our capital stocks except on the date when interest or principal with respect to the notes is due and payable, provided that we will not declare or make any such distribution on any such date if an event of default shall have occurred and be continuing, our projected debt service coverage ratio expected for the next four consecutive fiscal quarters is expected to be less than 1.50 to 1.00 and that debt service reserve account does not contain the prescribed minimum balance.
      We are committed to make principal and interest payments semiannually, commencing on December 16, 2002, in the case of interest, and on June 16, 2004, in the case of principal.
      Our long-term debt outstanding consisted of the following at December 31, 2002:

		Annual
	Maturity	Interest Rate	Balance 2002

Bonds	Dec. 2013	10 1/8%	$170,000,000

      The following are the aggregate amounts of maturities of our long-term debt, including current maturities, for the next five years and in total thereafter:

Principal
Year	Amount

2003	$—
2004	10,473,309
2005	11,560,578
2006	12,760,710
2007	14,085,435
Thereafter	121,119,968

Total	$170,000,000

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
6.     Related Party Transactions
Energy Sales and Purchases
      As a result of the restructuring of the electricity sector of Panama, three distribution companies, four generating companies and one transmission company were formed. The Government of Panama retains an approximate forty-nine percent (49%) interest in the generating and distribution companies and a one hundred percent (100%) interest in the transmission company. In our case, The Government of Panama retained 50.8% of our stock, which includes 1.8% set aside for purchase by employees. Our employees own the remaining 0.2%.
      In the normal course of business, we conduct purchases and sales of electricity and generating capacity from or to the other generating and distribution companies, as well as make payments to the transmission company and to one of the distribution companies for the usage of their lines to transmit electricity. These transactions are made under the terms and conditions of the power purchase agreements and the transmission fees discussed in Note 9, and via the Panamanian electricity spot market. A summary of the amounts derived from the purchase and sale of energy with related parties as of December 31, 2002 is as follows:

		% of
Description	Amount	Total

Revenue	$100,388,878	99
Purchases of energy	3,435,250	54
Transmission costs	13,413,075	99
Debt Assignment and Assumption Agreement
      As a result of the privatization, and pursuant to an assignment and assumption agreement with the Panamanian Government and IRHE, we were assigned certain debt obligations. A portion of this debt was owed to the Government of Panama. (See Note 5). During 2002 there was no interest expense based on this agreement. The amount of the annual guarantee fee recorded according to the debt agreement during 2002 was $352,473.
Management Services
      We have entered into a management agreement with Americas Generation Corp. (AGC) by which they were granted exclusive managerial, administrative and operational control until January 8, 2019. In exchange for the services rendered under this agreement, AGC is entitled to receive from us a fee equivalent to 4% of earnings before interest expense, income taxes, depreciation and amortization (EBITDA) from 1999 through 2003 and 3% of EBITDA thereafter. The summary of the balances and amounts derived from fees charged by AGC under the terms of this contract as of December 31, 2002 are as follows:

Description

Accounts payable	$764,924
Management fee	$2,900,757
Technical Services
      We have entered into a technical assistance contract with Hyrdo-Quebec International, Inc. and El Paso Power Company (an affiliate of El Paso Corporation), pursuant to which we have retained personnel of Hydro-Quebec International, Inc. and El Paso Corporation for technical support in the implementation and development of our generation activities. The contract expired on December 31, 2001 and was renewed through December 31, 2008. The amounts paid to Hydro-Quebec International, Inc. and El Paso Corporation under these agreements as of December 31, 2002 are as follows:

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Description

Capitalized as construction in progress	$269,376
Charged to expenses	$43,359
Accounts payable	$475,791
Accounts receivable	$303
Note Receivable
      During 2002, we entered into a loan agreement with AGC for a $12,000,000 loan with an interest rate of 11.125%. Interest is payable semi-annually on July and December of each year. The terms of the loan establish that repayments are made upon our request based on capital expenditure needs. The loan will maturate at the latest date of Fortuna’s bond maturity. If AGC fails to make any required loan repayments, we will apply any dividend payments to which AGC may become entitled to the loan balance until all outstanding repayments requests have been satisfied. The balance and amounts derived from this loan agreement as of December 31, 2002 are as follows:

Description

Loan receivable	$12,000,000
Interest income	$665,671

7.	Retained Earnings
      Our Board of Directors, in its June 2, 1999 meeting, determined to draw from our accumulated retained earnings as of January 8, 1999, $10,000,000 to establish an internally designated reserve restricted for any unpaid obligations, future claims or contingencies that were in existence at the time of the privatization. On October 21, 1999, our Board determined to reverse $6,000,000 of the reserve and pay the same amount as dividends to the Panamanian Government. This amount related to earnings of the company from the period prior to the privatization.
      On December 10, 2002 our Board of Directors determined that the only remaining obligation from the pre-privatization period was for $925,000 for certain repairs to the access roads in the vicinity of the Plant. At this time, our Board voted to transfer $3,075,000 from internally designated retained earnings to unrestricted retained earnings. The Board of Directors also approved the payment of $3,075,000 as dividends to the Panamanian Government and the remaining $925,000 withheld in retained earnings destined to be used for repairing the access roads to the Plant.

8.	Income Taxes
      The following table reflects the component of income tax expense (benefit) included in the statement of income for the year ended December 31, 2002:

Pretax income from continuing operations	$44,053,860
Current income tax expense	$13,291,795
Deferred income tax benefit	(114,288)

Total income tax expense	$13,177,507

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
      Our income tax expense included in the statement of income from operations differs from the amount computed by applying the statutory income tax rate of thirty percent (30%) for the following reasons at December 31, 2002:

Tax expense at statutory rate	$13,216,158
Decrease in non-taxable interest income and other	(38,651)

Income tax expense	$13,177,507

Effective tax rate	29.9%

      The tax payable is detailed as follows:

Current income taxes	$13,291,795
Less prepaid income tax	9,588,517

Income tax payable	$3,703,278

      At December 31, 2002 deferred income tax assets and liabilities recognized on temporary differences that will be reversed in future periods are detailed as follows:

Deferred tax asset:
Provision for inventory obsolescence	$180,000
Provision for fringe benefits	97,704
Provision for technical assistance and other	13,023

Total current portion of deferred tax asset	$290,727

Deferred tax liability:
Depreciation expense applicable to future periods	$2,195,271
Less current portion of depreciation expense	100,000

Total non-current portion of deferred tax liability	$2,095,271

9	Commitments and Contingencies

Labor Claims
      In March of 1999, we began an administrative restructuring plan that resulted in the reduction of 32 employees. Some of these employees filed claims against us under the Panamanian labor laws for an aggregate $379,000. Additionally, we are awaiting the outcome of the claims announced by the former IRHE Union members in a labor related case for $175,000, in which the first court decision was in our favor. A second court reaffirmed this decision. We believe that the final outcome of this case will not have a material adverse effect on our financial statements.

Power Purchase Agreements
      We are a party to long-term firm capacity and required associated energy contracts with the distribution companies for a portion of the available capacity of our facility. We are paid for the amount of electricity

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)
delivered as well as for maintaining available generating capacity. The size and expiration dates of the contracts are as follows:

Expiration
MW

140	December 31, 2003
24	December 31, 2004
      These contracts give the purchaser the right of use of the contracted firm capacity of our facility and a priority use of the associated energy related to the firm capacity. During the period that both contracts are in effect, we are committed to deliver approximately 1,000 GWh in 2004 and 900 GWh in 2005 of electricity. By effects of the national economic dispatch, we will be required to purchase electricity on the spot market to meet our commitments. Any differential in cost between the amount paid on the spot market and the sales price per our contracts is recognized in our income statement in the period the energy is delivered. In the event that we are unable to fulfill our obligations under the contracts, we are liable for a penalty of five times the sales price of the energy not delivered.
     Transmission Fees
      Transmission fees are set according to the rates established by the ERSP, a regulatory agency, and are not based on production volumes. According to law, the ERSP reviews the rates every four years. The last review of the rates was completed on July 1, 2001.
     Service Fee
      We are obligated to pay to the ERSP an annual charge for control and supervision services provided to utility companies. This rate will not exceed one percent (1%) of net sales of the providers in the electric energy sector of the immediately preceding year. Our share of this fee for 2002 was $629,322.
      We have requested the ERSP to declare non-applicable for the generating companies the obligation of paying the control and supervision charge, based on Law 6 of 1997. The ERSP has refused the request. We have appealed their decision and are waiting for the resolution of the appeal from the Supreme Court.
     Discharge Tunnel Repairs
      We are carrying out a program for an integral improvement of the discharge tunnel, which constitutes a long-term project of major importance for the continuity and efficiency of plant operations. We have estimated that total disbursements required to cover the cost of permanent improvements to the tunnel is approximately $12,000,000. As of December 31, 2002, we had accumulated costs, primarily related to a major improvement to the discharge tunnel, of $10,354,038.
      During 2002, we capitalized as fixed assets $5,077,952 out of the total accumulated costs of the project.

Performance Bonds
      We maintain performance bonds to support related power purchase contracts and the concession agreements. The amount of the performance bonds issued as of December 31, 2002 was $49,000,000.

Concession Contract
      We became a party to fifty-year concession contracts that grant certain rights including the generation and sale of electricity produced by the hydroelectric plant and the rights to use the waters of the Chiriquí River. We are obligated to administer, operate and maintain the plant during the term of the contract. Such terms may be renewed for an additional fifty years subject to the ERSP approval.

Empresa de Generación Eléctrica Fortuna, S.A.
Notes to Financial Statements — (Continued)

Substation Expansion
      During 2002 we entered into a contract for $1,639,876 for the expansion of the 230KV substation. It is anticipated that the work will be completed by May 2003.

Employees stock acquisition plan
      On December 10, 2002, our board of directors approved the plan for the purchase of Fortuna’s stock by employees. The purchase plan includes the creation of a trust fund as mechanism for the stock acquisition. The plan is designed to allow employees to acquire up to 1.8% set aside for them that is currently included in the total ownership of the Government of Panama.

10.	Fair Value of Financial Instruments
      Carrying value of financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable and accrued expenses, approximates to fair value because of their short-term nature or the market-based nature of the instrument’s interest rate. The fair value of our long-term debt has been estimated based on quoted market price for the same available locally. The carrying amount of the long-term debt, including current maturities, does not exceed the estimated fair value.

Report of Independent Auditors
To the Stockholders of Saba
Power Company (Private) Limited:
      In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Saba Power Company (Private) Limited (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2, the Company has restated its financial statements as of January 1, 2003.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered events of default on its debt facilities and the lenders have notified the Company of their intent to exercise their default remedies available which include accelerating the payment of all outstanding principal, interest and penalties and which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
August 26, 2005

Saba Power Company (Private) Limited
Balance Sheets

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$45,117,839	$36,896,657
Accounts receivable	9,361,751	7,759,415
Inventory
Supplies	3,824,518	3,868,498
Fuel	3,639,558	3,655,151
Advance for fuel purchases	2,436,822	1,407,772
Prepaid and other current assets	246,614	299,649

Total Current Assets	64,627,102	53,887,142

Property, plant, and equipment:
Equipment	141,115,237	141,068,588
Land	422,783	422,783

Subtotal	141,538,020	141,491,371
Less: accumulated depreciation	(24,611,573)	(19,829,413)

Property, Plant, and Equipment, net	116,926,447	121,661,958

Other assets:
Deferred financing costs, net	3,427,410	4,144,891
Other deferred costs, net	—	988

Total Other Assets	3,427,410	4,145,879

Total assets	$184,980,959	$179,694,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Interest payable	$20,160,116	$14,280,447
Accounts payable
Trade	4,787,352	4,942,223
Affiliates	2,830,452	2,929,697
Retainage payable	—	1,658,179
Notes payable	88,601,955	87,944,437

Total Current Liabilities	116,379,875	111,754,983

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, (10 Rupee par value); 240,000,000 ordinary shares authorized and 234,279,683 shares issued and outstanding	54,842,706	54,842,706
Additional paid-in capital	7,442,445	7,442,445
Retained earnings	6,315,933	5,654,845

Total Stockholders’ Equity	68,601,084	67,939,996

Total liabilities and stockholders’ equity	$184,980,959	$179,694,979

See the accompanying notes to these financial statements.

Saba Power Company (Private) Limited
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2004	2003

Revenue
Electricity capacity	$22,111,894	$23,195,512
Electricity energy	31,686,139	23,526,025

Total revenue	53,798,033	46,721,537

Operating expenses
Fuel	35,527,134	26,875,639
Administrative	2,844,077	5,715,161
Operating	1,752,043	1,741,573
Depreciation	4,782,160	4,799,699

Total operating expenses	44,905,414	39,132,072

Operating income	8,892,619	7,589,465

Other (income) expense
Interest income	(200,799)	(544,342)
Interest expense	6,597,149	6,115,750
Foreign exchange loss (gain)	1,835,181	(520,567)

Total other expense	8,231,531	5,050,841

Net income	$661,088	$2,538,624

See the accompanying notes to these financial statements.

Saba Power Company (Private) Limited
Statements of Changes in Stockholders’ Equity

	Common Stock
			Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Total

Balance, January 1, 2003, as previously reported	234,279,683	$54,842,706	$7,442,445	$6,613,719	$68,898,870
Adjustment (Note 2)	—	—	—	(3,497,498)	(3,497,498)

Balance, January 1, 2003, as restated	234,279,683	54,842,706	7,442,445	3,116,221	65,401,372
Net income	—	—	—	2,538,624	2,538,624

Balance, December 31, 2003	234,279,683	54,842,706	7,442,445	5,654,845	67,939,996
Net income	—	—	—	661,088	661,088

Balance, December 31, 2004	234,279,683	$54,842,706	$7,442,445	$6,315,933	$68,601,084

See the accompanying notes to these financial statements.

Saba Power Company (Private) Limited
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2004	2003

Cash flows from operating activities:
Net income	$661,088	$2,538,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,500,629	5,516,977
Foreign currency exchange (gains)/losses	1,561,747	(322,077)
Other non-cash income adjustments	657,518	1,219,347
Working capital changes:
Accounts receivable	(1,602,336)	4,686,489
Advance for fuel purchases	(1,029,050)	1,647,837
Fuel inventory	15,593	(1,732,143)
Supplies inventory	43,980	(145,034)
Prepaid and other current assets	53,035	(70,484)
Interest payable	5,879,670	5,398,269
Accounts payable	(154,872)	(870,297)
Accounts payable, affiliates	(99,245)	253,891
Retainage payable	(1,658,179)	—

Net cash provided by operating activities	9,829,578	18,121,399

Cash flows from investing activities:
Equipment purchases	(46,649)	(166,030)

Net cash used in investing activities	(46,649)	(166,030)

Effect of exchange rate changes on cash	(1,561,747)	322,077
Net increase in cash and cash equivalents	8,221,182	18,277,446
Cash and cash equivalents at beginning of period	$36,896,657	$18,619,211

Cash and cash equivalents at end of period	$45,117,839	$36,896,657

See the accompanying notes to these financial statements.

Saba Power Company (Private) Limited
Notes to Financial Statements

1.	Organization and Background
      We were organized on December 7, 1994, as a Pakistani public limited company under the Pakistani Companies Ordinance, 1984. By subsequent amendment of its Memorandum of Association, our legal structure was converted to a private limited company, effective November 18, 1996. Our primary purpose is the ownership and operation of a residual fuel oil fired 125.55 net megawatt (“MW”) power plant near Farouqabad, Pakistan (the “Facility”). The construction of the plant was completed and we began operations in December 1999.
      The successful operation of our facility is dependent upon future events, including the completion of permanent financing arrangements and the execution of amendments to various operating agreements. Failure to obtain permanent financing arrangements or to execute certain amendments to our operating agreements could have a material adverse effect on our financial position, results of operations and cash flows. As discussed further in Note 3, we are in default on certain of our debt agreements and one of the lenders has delivered to us a notice of its intent to exercise the default remedies available which include immediate payment of all outstanding principal, interest and penalties. Accordingly, the related amounts outstanding have been classified as current liabilities in the accompanying balance sheets. See Note 5 for additional information.
      Pursuant to a Purchase and Sale Agreement, dated November 26, 1996, Coastal Saba Power Ltd. (“Coastal SP”), an indirect wholly owned subsidiary of El Paso CGP Company (“El Paso CGP”) (formerly the Coastal Corporation prior to its merger with El Paso in January 2001), agreed to acquire a 72% interest in our capital stock. This percentage interest was subsequently modified pursuant to the Shareholders’ Agreement dated February 25, 1997. As of December 31, 2004, Coastal SP, Cogen Technologies Saba Capital Company L.L.C. (“Cogen”) and Capco Resources Inc. (“Capco”) own 94.14%, 4.71% and 1.15%, respectively, of our outstanding shares, except for eight shares held by directors. Net income is allocated to our shareholders based on their respective ownership interests.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.
Restatement
      During the completion of the financial statements for the years ended December 31, 2003 and 2004, we identified that we had not appropriately recorded interest expense and associated charges, primarily related to penalty interest, from June 2000 through 2002 due to our lenders as provided for in the contractual terms of our borrowing agreements. As a result, we have restated our retained earnings and stockholders’ equity balances as of January 1, 2003, in our statement of changes in stockholders’ equity to appropriately reflect the cumulative amount of these charges that should have been recorded in prior periods. The effect of this restatement was to decrease retained earnings and stockholders’ equity as of January 1, 2003 by approximately $3.5 million from the $6.6 million and $68.9 million previously reported to $3.1 million and $65.4 million as restated. Such interest and associated charges have been appropriately reflected in the 2004 and 2003 financial statements.

Use of Estimates
      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results could differ from those estimates.

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)

Functional Currency
      Our functional currency is the U.S. dollar since the majority of our activities and significant contractual agreements are denominated in or indexed to U.S. dollars and based on the Government of Pakistan’s (“GOP”) commitment to guarantee our conversion of Pakistan rupees into U.S. dollars under the terms of our Implementation Agreement (“IA”) (See Note 5 for additional information). All monetary assets and liabilities denominated in the Pakistan rupee have been remeasured into the U.S. dollar using the current exchange rates as of December 31, 2004 and 2003. All nonmonetary balance sheet items, income and related expenses denominated in the Pakistan rupee are remeasured into the U.S. dollar using historic exchange rates. Foreign exchange gains and losses resulting from remeasurement are recorded during the period and are recognized in the accompanying statements of operations.

Revenue Recognition
      We recognize revenue when we deliver electric energy and provide electric capacity. Revenue is based on the quantity of electric energy delivered and electric capacity provided at the rates specified in our Power Purchase Agreement (“PPA”).

Cash and Cash Equivalents
      We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable
      Accounts receivable include all trade accounts receivable owed to us for capacity revenue and sales of energy. Periodically, we review the collectability of our accounts receivable using the specific identification method and establish an allowance for amounts that are not expected to be collected. As of December 31, 2004 and 2003, there was no allowance for doubtful accounts recorded.

Advance for Fuel Purchases
      We make advances to our fuel supplier for the purchase of one month of fuel. Upon delivery, an amount representing the cost of the fuel is reclassified to fuel inventory.

Inventory
      Inventory, which consists of fuel, spare parts, materials and supplies, is recorded at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis for fuel inventory and a weighted average basis for spare parts, materials and supplies.

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)

Property, Plant and Equipment
      Property, plant, and equipment are stated at cost. Betterments of major units of property are capitalized, while repairs, maintenance and replacements or additions of minor units of property are expensed. Depreciation is calculated using the straight-line method based on an estimated useful life and an estimated salvage value. The estimated useful lives of our assets are 30 years for the generating plant, 10 years for office equipment, furniture and fixtures, and telecommunication equipment, and 5 years for vehicles. Net investment in property, plant and equipment as of December 31, 2004 and 2003, consisted of the following:

	December 31,	December 31,
	2004	2003

Generating plant	$140,318,258	$140,272,137
Land	422,783	422,783
Office equipment	52,176	52,176
Furniture and fixtures	98,768	98,240
Telecommunication equipment	614,990	614,990
Vehicles	31,045	31,045
Less: Accumulated depreciation	(24,611,573)	(19,829,413)

Property, plant, & equipment, net	$116,926,447	$121,661,958

      We evaluate the impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. We did not record any asset impairments in 2004 and 2003.

Deferred Financing Costs
      Deferred financing costs consist of certain fees paid to obtain and continue the loan facility of the Eurocurrency Facility and the Eximbank Credit Facility (See Note 3 for additional information). These costs have been deferred and are being amortized on a straight-line basis over the term of the related debt facility. The ABN Amro (Eximbank Credit Facility) financing costs are being amortized over 12 years and the Sanwa (Eurocurrency Facility) financing costs are being amortized over 7 years. Total amortization expense for the year ended December 31, 2004 and 2003, amounted to $717,481 in each year, and was reported as a component of interest expense in the accompanying statements of operations.

Taxation
      We are not subject to income tax in Pakistan due to the exemption granted by the IA (See Note 5 for additional information). Accordingly, no current or deferred income taxes have been provided in the accompanying financial statements.

3.	Debt Agreements
      We entered into loan agreements with three separate lenders to provide construction and term financing for our Facility. Under the terms of our loan agreement with ABN AMRO Bank (“ABN”), ABN provided construction financing with a loan of approximately $81.5 million, bearing interest at LIBOR + 1.75% (the “Construction Facility”), that contains an Eximbank Guarantee Agreement Against Political Risks (“Eximbank Guarantee”) and Sanwa Bank provided a $25.0 million loan, bearing interest at

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)
LIBOR + 3.625% (the “Eurocurrency Facility”). After completion and acceptance of the Facility, the Construction Facility was scheduled to be repaid with the proceeds of a direct loan (the “Eximbank Credit Facility”) from Eximbank. As collateral for the Construction Facility and Eurocurrency Facility, we have pledged substantially all of our assets and our shareholders have additionally pledged their shares in us.
      Under the Eurocurrency Facility, there was to be fourteen semi-annual principal and interest payments beginning March 15, 2000. We have incurred events of default under the Eurocurrency Facility for the failure to pay principal and interest due per the terms of the loan agreement. We have failed to make any principal payments since the initial contractual payment date of March 15, 2000 and we have not made any interest payments since June 2002. Under the terms of the Eurocurrency Facility, if an event of default occurs and is ongoing, the Eurocurrency Facility Agent has the right, among other rights, to declare all outstanding amounts to be immediately due and payable. The Eurocurrency Facility Agent has not delivered to us any notices of its intent to exercise the default remedies available. As a result of the uncured event of default as of December 31, 2004 and 2003, the $25.0 million Eurocurrency Facility balance outstanding has been reflected as a current liability in the accompanying balance sheets. Total interest payable at December 31, 2004 and 2003 related to the Eurocurrency Facility was approximately $6.4 million and $4.6 million, respectively. There have been no payments of principal or interest subsequent to December 31, 2004.
      The Construction Facility was to mature on December 31, 1999, and was to be repaid with funds from the Eximbank Credit Facility. As a result of Eximbank’s re-examination of the project, Eximbank determined that it would not provide funding under the Eximbank Credit Facility. In addition, as the result of Eximbank’s failure to provide financing, the State Bank of Pakistan has not accepted the registration of the Construction Facility and therefore we have not been able to make any principal or interest payments related to the Construction Facility. Interest payments have not been made since June 2002 under the Construction Facility. We incurred events of default under the Construction Facility as a result of nonpayment of principal at December 31, 1999 and the termination of the Eximbank Credit Facility. Accordingly, the Construction Facility Agent has the right, among other rights, to declare all outstanding amounts to be immediately due and payable. Of the $81.5 million originally available under the Construction Facility, a total of $63.6 million had been drawn and remains outstanding as of December 31, 2004. The total amount outstanding under the Construction Facility has been reflected as a current liability in the accompanying balance sheets as of December 31, 2004 and 2003. We incur commitment fees on the Construction Facility of .5% per annum on the unused portion of the Construction Facility and we also incur agency fees on the Construction Facility of $150,000 per year, plus expenses.
      We previously entered into a Standstill Agreement with Eximbank, ABN and the Eximbank lenders syndicate. The Standstill Agreement provided, among other things, that the outstanding balance of the Construction Facility would not be accelerated because of the occurrence and continuation of any event of default or potential event of default related generally to the nonpayment of amounts due under the loan agreements. The initial Standstill Agreement was executed as of December 22, 1999, and was subsequently extended and restated through September 2001. In September 2001, the Standstill Agreement expired and was not extended. The Eximbank Facility Agent (ABN) delivered to us a notice of its intent to exercise the default remedies available which include immediate payment of all outstanding principal, interest and penalties in February 2002.
      We, ABN, the syndicate Eximbank lenders, Eximbank and Sanwa continue to negotiate the terms and provisions of a restructuring of the term financing for the project and executed a term sheet in December 2004 in an attempt to restructure our debt. We have been incurring penalty interest of 2% on all outstanding balances since June 2000 though a portion of this penalty interest may be forgiven if the refinancing is completed by August 31, 2005. As of December 31, 2004 and 2003, we have included approximately $6.3 million and $4.8 million, respectively, of penalty interest in interest payable.

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)
      As previously discussed, we are in default on our debt agreements due to non-payment (and due to the fact that we have not funded the required debt service reserve balances and other required reserve accounts) and, in one case, the lender has delivered to us a notice of their intent to exercise their default remedies one of which could result in the lenders accelerating amounts owed under the debt agreements and their subsequent foreclosure on the shares owned by our shareholders. Accordingly, the related amounts outstanding have been classified as a current liability in the accompanying balance sheets. We do not have the working capital availability or alternative means of financing in place to meet our obligations. There can be no assurance that the outcome of these negotiations will result in our favor or will not have a material adverse effect on our financial position, results of operations or cash flows. As a result of the default, our lenders have final approval of our operating expenditures and we are not able to make dividend distributions to our shareholders.
      Our financial statements have been prepared assuming that we will continue as a going concern. There can be no assurance that we will be able to restructure our indebtedness successfully or that our liquidity and capital resources will be sufficient to maintain normal operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going a concern.

4.	Related Party Transactions

Management Services Agreement
      We entered into a management services agreement (the “MSA Agreement”) with El Paso Technology Pakistan (Private) Limited (“EPTP”), an indirect wholly-owned subsidiary of El Paso CGP. The agreement provides for EPTP to have general responsibility for managing our affairs. As consideration for services rendered, EPTP is reimbursed on a monthly basis for its actual costs incurred plus a fixed annual fee of $10,000. The agreement was executed on February 25, 1997, and will terminate on December 31, 2016, subject to early termination by either party in accordance with the terms of the agreement. During the years ended December 31, 2004 and 2003, we incurred $446,455 and $426,282, respectively, of expenses related to the MSA agreement.

Operations and Maintenance Agreement
      We entered into an operations and maintenance agreement (the “O&M Agreement”) with EPTP, which provides for an annual operations and maintenance fee of $100,000, indexed annually for inflation, and reimbursements of certain expenses including payroll costs. During the years ended December 31, 2004 and 2003, we incurred $995,598 and $1,053,300, respectively, of expenses related to the O&M agreement. The O&M Agreement is set to expire on December 31, 2005, however Saba and EPTP may decide to extend the agreement on mutually beneficial terms.

Accounts Receivable and Payable — Affiliates
      Coastal Saba Investor II (“CSI II”), a wholly owned subsidiary of El Paso CGP, incurred expenditures on our behalf for the development of the Facility. As of December 31, 2004 and 2003, accounts payable to CSI II amounted to $1,520,284. These accounts payable are non interest bearing. Due to the loan defaults discussed in Note 3, no payments have been made on this liability.
      Other affiliate payables of $1,310,168 and $1,409,414 were due to EPTP as of December 31, 2004 and 2003, respectively. These payables relate to costs incurred related to our MSA Agreement and the O&M Agreement with EPTP. These accounts payable are also non interest bearing.

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)

5.	Commitments and Contingencies

Legal Proceedings
Engineering Procurement and Construction Procurement Contracts
      During our development stage, we entered into an Engineering and Procurement Contract (“EP Contract”) with the Babcock & Wilcox Company (“B&W”), a subsidiary of McDermott International, Inc., to perform the design, engineering and procurement services necessary to complete the Facility. The EP Contract provided for bonuses and liquidated damages, as appropriate, depending on completion dates and certain output performance levels. We also entered into a Construction and Procurement Contract (“CP Contract”) with B&W Construction Company, Inc. (a subsidiary of B&W) to perform the local procurement, construction, installation, commissioning, and demonstration services necessary to complete the Facility.
      Pursuant to the terms of our EP Contract and CP Contract, B&W pledged to complete the Facility to a certain level of readiness (known as “MPA”) by April 4, 1999. The Facility did not reach MPA until October 29, 2000, which is the official date certified by the lenders’ engineer pursuant to the contract. After MPA was reached on October 29, 2000, we issued a demand to B&W for delay liquidated damages as set forth in the contracts. B&W responded by asserting that its delays were excused by events of force majeure and in November 2001 we filed a Demand for Arbitration with the American Arbitration Association (“AAA”) pursuant to the contracts, seeking approximately $24 million in damages. In January 2002, B&W filed an answer and counterclaim, asserting approximately $15 million in damages including a demand for payment of approximately $9 million in retainage. In January 2004, the AAA issued a final resolution on these claims and awarded to B&W $1,575,207 in settlement of both of these claims. The impact of this resolution resulted in a non-cash reduction of approximately $7.5 million in retainage payable and property, plant, and equipment in the accompanying 2003 balance sheet.
      On February 25, 2004, B&W filed a motion to modify the award, requesting that the AAA enter additional monetary awards in their favor of approximately $1.3 million. We filed a response to this motion on March 5, 2004, in which we opposed all of these additional claims. On April 1, 2004, the arbitrators granted this motion to modify the award and awarded B&W an additional $82,972. Shortly thereafter, B&W filed suit in the federal court in New York City seeking to confirm its total arbitration award ($1,575,207 plus $82,972 plus post award interest), and on June 29, 2004, the court confirmed the total award and entered judgment in favor of B&W and against us. In July 2004, B&W served notice of the judgment on us and served a Restraining Notice and Execution of Notice to Garnishee on ABN AMRO. On December 17, 2004, the balance of $1,658,179 was paid to B&W.
Withholding Tax
      We received an assessment in August 1998 from the Pakistan Central Board of Revenue (“CBR”) alleging that we failed to comply with certain Pakistan withholding tax requirements. The amount of the assessment was approximately $1.8 million and we were required to deposit $625,000 in order to appeal the assessment. In 1999, the Commissioner of Income Tax (Appeals) ordered the assessment “set aside,” effectively ruling in our favor. We received a refund of the deposit from the CBR on August 13, 1999. We, along with the CBR, filed appeals before the Pakistan Income Tax Appellate Tribunal (“ITAT”), who decided to hear both appeals simultaneously. To date, the ITAT has not heard the case. We do not believe that any liability that we might incur as a result of this litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.
Cogen Suit
      In June 2005, Cogen and Nadeem Babar (“Claimants”) filed a petition against us, ABN, Coastal SP, Coastal Saba Investor, Coastal Saba Investor II, and the El Paso Corporation (“Respondents”). The petition

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)
was for recovery of approximately $10 million and a permanent injunction against the transfer of our assets, operation of our bank accounts maintained with ABN, and the restriction of the sale of our stock held by Coastal SP as a result of certain “enhancement events” which Claimants allege have occurred. In July 2005, Claimants obtained a court order restraining Respondents from transferring any shares held by Coastal SP. Further hearings are scheduled for September 2005. Respondents deny that any “enhancement events” have occurred and do not agree that payment is due. We do not believe that any liability that we might incur as a result of this litigation would have a material adverse effect on our financial condition, results of operations, or cash flows.

Power Purchase Agreement
      We entered into a 30-year term PPA with the Pakistan Water and Power Development Authority (“WAPDA”) whereby WAPDA agreed to purchase up to 105% of the Facility’s dependable capacity of 108.57 net megawatts pursuant to the PPA. Subsequently, we entered into a Memorandum of Understanding (“MOU”) with WAPDA in July 1999, which resulted in a slight reduction in the power tariff and increased the amount of estimated dependable capacity to 119.57 net megawatts. We are in the process of incorporating the terms of the MOU into an amendment to the PPA. Under the terms of the MOU, the PPA amendment, if executed, will (1) limit our liquidated damages payable to WAPDA to the $2.8 million for the period from August 1998 through June 1999, which is recorded in trade payables at December 31, 2004 and 2003; (2) eliminate certain financial and operations and maintenance reserve requirements required by the PPA which are described below; and (3) extend the required commercial operations date. We believe the PPA amendment will ultimately be approved and executed and the resulting changes will not have a material adverse effect on our operations. We are currently operating according to the terms of the MOU agreement with the exception of a dispute related to the level of dependable capacity. In December 2002, we demonstrated and tested dependable capacity above 125.55 MW. However, we declared dependable capacity at 125.55 megawatts, which is 105% of 119.57 megawatts. WAPDA has only recognized dependable capacity of 116 megawatts and is only paying capacity payments based on this level of capacity. We and WAPDA have agreed to non-binding mediation related to this capacity issue, as well other issues, pursuant to the dispute resolution process provided for in the PPA. We have not recognized any revenue related to the incremental dependable capacity to which we believe we are entitled. During the years 2004 and 2003, we did not recognize approximately $1.8 million and $1.6 million of revenue related to this dispute.
      Under the terms of the PPA and the MOU, we deliver electricity only as instructed by WAPDA. The price paid by WAPDA for electricity consists of a non-escalable capacity payment, an escalable capacity payment and an energy payment. The non-escalable capacity payment is structured to cover our debt service requirements, including payments of principal and interest, and is indexed for changes in the Pakistan Rupee exchange rate in order to provide for a fixed payment in U.S. dollars. The escalable component is structured to cover our operating, administrative and general expenses, as well as provide a return on and of equity to the stockholders and is also indexed for changes in inflation and Pakistan Rupee exchange rates. The energy payment is based on net electrical output of the Facility and contains a fuel cost component and an operations and maintenance cost component indexed for changes in inflation and changes in the Pakistan Rupee exchange rate. If, through a change in law or a political force majeure event (as defined in the PPA), we are required to repair or make changes to the Facility, we will be allowed to pass those charges through to WAPDA via a supplemental tariff.
      Under the terms of the PPA, we are charged penalties related to outages incurred above a certain level. The penalty charged is based on a multiple of the average capacity purchase price for outages above a certain allowable limit each year. We did not incur any penalties related to outages in 2003 or 2004. We are also subject to a penalty of 0.30 Rupees per kilowatt-hour, escalated annually for changes in Pakistan inflation and exchange rates, if we do not meet the dispatch requests of WAPDA within established levels. During the years

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)
ended December 31, 2004 and 2003, we incurred $57,456 and $31,338, respectively, of penalties related to this provision, which are included in our operating expenses.
      The PPA also required us to maintain a letter of credit for the benefit of WAPDA equal to $25 per kilowatt of estimated dependable capacity. We are also required to maintain a reserve fund at a level mutually agreed to by us and WAPDA, which was to be initially funded at an amount equal to approximately three months of the annual operating and maintenance budget. Money in the reserve fund could be used by us for major maintenance items in the event that we lacked other available funds for operation and maintenance of the plant. As of December 31, 2004, we have not funded these reserves based on the PPA renegotiation and the fact that the MOU eliminated this requirement.
      We would be considered to be in default of the PPA and the PPA would terminate if, among other things, we incurred cumulative operating losses greater than 50% of the equity contributed by our shareholders commensurate with the funding of the construction financing plus any additional equity committed after the funding of the construction financing. The PPA also imposes penalties on WAPDA if certain contractual conditions are not met such as amounts charged to us as penalties under the FSA for changes in the Facility’s anticipated fuel usage due to changes in WAPDA’s dispatch level requirements. These provisions of the PPA were not changed with the MOU.
      We receive a bonus of 0.08 Rupee for each kWh of net electrical output above certain minimums during the months of January through June of each year. The amount of the bonus payable is indexed over the initial term of the PPA for changes in Pakistan inflation and Pakistan Rupee exchange rates.

Fuel Supply Agreement
      We entered into a 30-year term Fuel Supply Agreement (“FSA”) with Pakistan State Oil Company Ltd. (“PSO”) where PSO is the exclusive supplier of fuel, diesel oil, greases, lubricants and additives for the Facility. The prices for fuel and diesel oil are established by the GOP Petroleum Products (Development Surcharge) Ordinance 1961, subject to the condition that no price shall exceed the price charged for like quality by PSO to all other thermal generating plants in the same geographic area. Prices for greases, lubricants and additives must be mutually agreed to by us and PSO, based on PSO’s current trade price lists and the price charged for like quality and specification by PSO to other thermal generating plants.
      The FSA requires us to maintain a 30 day supply of fuel at full load operations basis. The FSA recognizes that the Facility may be shutdown for 30 days every year and for 60 days every 5th year for scheduled outages. The FSA requires 60 days advance notice of the beginning and duration of the scheduled outages.
      As a result of executing the MOU related to the PPA, we have negotiated an amendment to the FSA to reflect the increase in the dependable capacity and the related fuel supply requirements. We believe the amendments will ultimately be approved and executed and the resulting changes will not have a material adverse impact on our operations. Currently, we are operating and paying according to the terms of the negotiated amendment.

Implementation Agreement
      We entered into the IA under which the GOP agrees to use its best efforts to support our exclusive right to design, finance, insure, construct, complete, own, operate and maintain our Facility throughout the initial term of our PPA, including any extension caused by the occurrence of a “force majeure” event. The IA may be extended by mutual agreement. Through the IA, the GOP agrees to use all reasonable efforts to assist us in obtaining all necessary consents, and grants our exemption from taxation of income during the term of the PPA, including exemption prior to commercial operations from customs duties on the import of materials and equipment. The IA allows us to register anywhere in Pakistan and to change our registration from time to time, in order to allow us to obtain favorable stamp tax and registration fee rates for registration of the

Saba Power Company (Private) Limited
Notes to Financial Statements — (Continued)
financing documents and other documents or instruments in connection with the project. Under the IA and with appropriate consent and/or approval from the State Bank of Pakistan, we may freely transfer funds to banks or other parties outside of Pakistan without foreign exchange restrictions.
      The IA imposes certain deadlines and other requirements, the violation of which can be considered an event of default and may require us to transfer the Facility to the GOP. If the Facility is transferred to the GOP in the event of such a default, we will be reimbursed by the GOP for our outstanding debt. Upon default, the IA will terminate and the GOP will have no further interest in or obligations under the IA. Some of the more significant events of default include the following: (a) cumulative operating losses (as determined under the IA) of at least 50% of the combined equity contributions; and (b) any material breach by us of the PPA or the FSA which is not remedied within 30 days after notice of the breach. There has been no event of default under the terms of the IA.
      In 2002, we amended the IA to extend the original required commercial operations date, and to reflect the terms of the negotiated amendments to the PPA and FSA discussed above.

6.	Concentration of Credit and Business Risk
      Financial instruments, which potentially subject us to credit risk, consist of cash and accounts receivable. Our cash accounts are held by major financial institutions. Our receivables are concentrated with WAPDA, as they are the sole purchaser of our electrical output under the terms of PPA. Our fuel purchases are concentrated with PSO as they are the sole provider of our fuel supply and their performance has been guaranteed by the GOP under the IA. Our customer, industry, and geographic concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry, weather or other conditions.

7.	Fair Value of Financial Instruments
      As of December 31, 2004 and 2003, the carrying value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt, approximates fair value because of their short-term nature, the market-based nature of the debt’s interest rate, and other factors. While there is no liquid market for our notes payable, we believe that the carrying value approximates its fair value at December 31, 2004 and 2003.

Saba Power Company (Private) Limited
Balance Sheets
(Unaudited)

	December 31,	June 30,
	2002	2002

	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$18,619,211	$3,673,823
Accounts receivable	12,445,904	17,593,238
Inventory:
Supplies	3,723,464	3,668,051
Fuel	1,923,008	2,964,764
Advance for fuel purchases	3,055,609	2,005,497
Prepaid and other current assets	229,165	741,434

Total Current Assets	39,996,361	30,646,807

Property, Plant, and Equipment:
Equipment	140,902,558	148,371,202
Land	422,783	422,783

Subtotal	141,325,341	148,793,985
Less: accumulated depreciation	(15,029,714)	(12,520,439)

Property, Plant, and Equipment, net	126,295,627	136,273,546

Other Assets:
Deferred financing costs, net	4,862,372	5,221,112
Other deferred costs, net	785	1,279

Total Other Assets	4,863,157	5,222,391

Total Assets	$171,155,145	$172,142,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Interest payable	$8,882,178	$5,918,857
Accounts payable:
Trade	5,812,520	5,155,152
Affiliates	2,675,806	2,581,498
Retainage payable	1,658,179	9,126,989
Notes payable	86,725,090	86,725,090

Total Current Liabilities	105,753,773	109,507,586

Stockholders’ Equity:
Common stock, (10 Rupee par value); 240,000,000 ordinary shares authorized and 234,279,683 shares issued and outstanding	54,842,706	54,842,706
Additional paid-in capital	7,442,445	7,265,331
Retained earnings	3,116,221	527,121

Total Stockholders’ Equity	65,401,372	62,635,158

Total Liabilities and Stockholders’ Equity	$171,155,145	$172,142,744

See the accompanying notes to these financial statements.

Saba Power Company (Private) Limited
Statements of Operations
(Unaudited)

	For the Six
	Months Ended	For the Year
	December 31,	Ended
	2002	June 30, 2002

	(Restated)	(Restated)
Revenue
Electricity capacity	$11,939,635	$23,982,568
Electricity energy	9,707,905	22,828,912

Total revenue	21,647,540	46,811,480

Operating expenses
Fuel	11,110,337	24,792,823
Administrative	2,259,092	3,662,357
Operating	932,166	4,272,972
Depreciation	2,509,275	5,019,152

Total operating expenses	16,810,870	37,747,304

Operating income	4,836,670	9,064,176

Other (income) expense
Interest income	(427,491)	(1,171,451)
Interest expense	3,322,061	7,069,922
Foreign exchange gain	(647,000)	(907,338)

Total other expense	2,247,570	4,991,133

Net income	$2,589,100	$4,073,043

See the accompanying notes to these financial statements.

Saba Power Company (Private) Limited
Statements of Changes in Stockholders’ Equity
(Unaudited)

				Retained
	Common Stock			Earnings
			Additional	(Deficit)
	Shares	Amount	Paid in Capital	(Restated)	Total

Balance, July 1, 2001, as previously reported	175,054,683	$43,342,706	$18,765,331	$(2,409,307)	$59,698,730
Adjustment (Note 2)	—	—	—	(1,136,615)	(1,136,615)

Balance, July 1, 2001, as restated	175,054,683	$43,342,706	$18,765,331	$(3,545,922)	$58,562,115
Issuance of shares	59,225,000	11,500,000	(11,500,000)	—	—
Net income	—	—	—	4,073,043	4,073,043

Balance, June 30, 2002	234,279,683	54,842,706	7,265,331	527,121	62,635,158
Paid in capital			177,114	—	177,114
Net income	—	—	—	2,589,100	2,589,100

Balance, December 31, 2002	234,279,683	$54,842,706	$7,442,445	$3,116,221	$65,401,372

See the accompanying notes to these financial statements.

Saba Power Company (Private) Limited
Statements of Cash Flows
(Unaudited)

	For the Six
	Months Ended	For the Year
	December 31,	Ended
	2002	June 30, 2002

	(Restated)	(Restated)
Cash Flows From Operating Activities
Net income	$2,589,100	$4,073,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,868,509	5,738,813
Foreign currency exchange gains	(470,480)	(406,949)
Gain on sale of equipment	—	(6,095)
Working capital changes:
Accounts receivable	5,147,334	(6,250,166)
Advance for fuel purchases	(1,050,112)	(630,747)
Fuel inventory	1,041,756	(1,157,169)
Supplies inventory	(55,413)	(526,207)
Prepaid and other current assets	512,269	(723,426)
Interest payable	2,963,321	(797,532)
Accounts payable	657,368	2,730,952
Accounts payable, affiliates	94,308	(2,697,096)

Net cash provided by (used in) operating activities	14,297,960	(652,579)

Cash Flows From Investing Activities:
Equipment purchases	(166)	(211,345)
Proceeds from sale of equipment	—	4,406

Net cash used in investing activities	(166)	(206,939)

Cash Flows From Financing Activities:
Proceeds from additional paid in capital	177,114	—

Net cash provided by financing activities	177,114	—

Effect of Exchange Rate Changes on Cash	470,480	406,949
Net Increase (Decrease) in Cash and Cash Equivalents	14,945,388	(452,569)
Cash and Cash Equivalents at Beginning of Period	3,673,823	4,126,392

Cash and Cash Equivalents at End of Period	$18,619,211	$3,673,823

Supplemental Cash Flow Disclosure:
Non-cash reduction in retainage payable	$7,468,810	—
Interest paid	—	$7,150,074
See the accompanying notes to these financial statements.

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Background
      We were organized on December 7, 1994, as a Pakistani public limited company under the Pakistani Companies Ordinance, 1984. By subsequent amendment of its Memorandum of Association, our legal structure was converted to a private limited company, effective November 18, 1996. Our primary purpose is the ownership and operation of a residual fuel oil fired 124.7 net megawatt (“MW”) power plant near Farouqabad, Pakistan (the “Facility”). The construction of the plant was completed and we began operations in December 1999.
      The successful operation of our facility is dependent upon future events, including the completion of permanent financing arrangements and the execution of amendments to various operating agreements. Failure to obtain permanent financing arrangements or to execute certain amendments to our operating agreements could have a material adverse effect on our financial position, results of operations and cash flows. As discussed further in Note 4, we are in default on certain of our debt agreements and one of the lenders has delivered to us a notice of the intent to exercise the default remedies available which include immediate payment of all outstanding principal, interest, and penalties. Accordingly, the related amounts outstanding have been classified as current liabilities in the accompanying balance sheets. See Note 6 for a discussion regarding amendments to the Implementation Agreement (“IA”).
      Pursuant to a Purchase and Sale Agreement, dated November 26, 1996, Coastal Saba Power Ltd. (“Coastal SP”), an indirect wholly owned subsidiary of El Paso CGP Company (“El Paso CGP”) (formerly the Coastal Corporation prior to its merger with El Paso in January 2001), agreed to acquire a 72% interest in our capital stock. This percentage interest was subsequently modified pursuant to the Shareholders’ Agreement dated February 25, 1997. As of December 31, 2002, Coastal SP, Cogen Technologies Saba Capital Company L.L.C. (“Cogen”) and Capco Resources Inc. (“Capco”) own 92.15%, 6.31% and 1.54%, respectively, of our outstanding shares, except for eight shares held by directors (For further information on the Shareholders’ Agreement, see Note 3).

2.	Summary of Significant Accounting Policies

Basis of Presentation
      Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior year in order to conform to the current presentation. Such reclassifications had no impact on operating income, net income, or stockholders’ equity. In 2002, we changed our accounting year end from June 30 to December 31. Accordingly we have presented our financial statements as of and for the six months ended December 31, 2002, and as of and for the year ended June 30, 2002.

Restatement
      During the completion of the financial statements for the years ended December 31, 2003 and 2004, we identified that we had not appropriately recorded interest expense and associated charges, primarily related to penalty interest from June 2000 through 2002 due to our lenders as provided for in the contractual terms of our borrowing agreements. As a result, we have restated these 2002 financial statements to appropriately reflect this interest expense and associated charges in prior periods. The effects of this restatement on our financial statements are shown below:

	For the Six Months Ended		For the Year Ended June 30,
	December 31, 2002		2002

	As Reported	As Restated	As Reported	As Restated

Income Statement:
Administrative Expense	$2,142,879	$2,259,092	N/A	N/A
Interest Expense	2,505,531	3,322,061	5,641,782	7,069,922
Net income	3,521,843	2,589,100	5,501,183	4,073,043

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2002		As of June 30, 2002

	As Reported	As Restated	As Reported	As Restated

Balance Sheet:
Interest Payable	$5,555,135	$8,882,178	$3,408,344	$5,918,857
Accounts Payable — Trade	5,642,065	5,812,520	5,100,910	5,155,152
Retained Earnings	6,613,719	3,116,221	3,091,876	527,121
Total Stockholder’s Equity	68,898,870	65,401,372	65,199,913	62,635,158
      In our statements of cash flows for both periods, our total cash flows from operating, investing and financing activities were unaffected by these restatements; however, individual line items within these statements have been restated.

Use of Estimates
      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results could differ from those estimates.

Functional Currency
      Our functional currency is the U.S. dollar since the majority of our activities and significant contractual agreements are denominated in or indexed to U.S. dollars and based on the Government of Pakistan’s (“GOP”) commitment to guarantee our conversion of Pakistan rupees into U.S. dollars under the terms our IA (See Note 6). All monetary assets and liabilities denominated in the Pakistan rupee have been remeasured into the U.S. dollar using the current exchange rates at the end of the period. All nonmonetary balance sheet items, income and related expenses denominated in the Pakistan rupee are remeasured into the U.S. dollar using historic exchange rates. Foreign exchange gains and losses resulting from remeasurement are recorded during the period and are recognized in the accompanying statements of operations.

Revenue Recognition
      We recognize revenue when we deliver electric energy and provide electric capacity. Revenue is based on the quantity of electric energy delivered and electric capacity provided at the rates specified in our Power Purchase Agreement (“PPA”).

Cash and Cash Equivalents
      We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable
      Accounts receivable include all trade accounts receivable owed to us for capacity revenue and sales of energy. Periodically, we review the collectability of our accounts receivable using the specific identification method and establish an allowance for amounts that are not expected to be collected. As of December 31, 2002 and June 30, 2002, there was no allowance for doubtful accounts recorded.

Advance Fuel Purchases
      We make advances to our fuel supplier for the purchase of one month of fuel. Upon delivery, an amount representing the cost of the fuel is reclassified to fuel inventory.

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Inventory
      Inventory, which consists of fuel, spare parts, materials, and supplies, is recorded at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis for fuel inventory and weighted average for spare parts, materials, and supplies.

Property. Plant, and Equipment
      Property, plant, and equipment are stated at cost. Betterments of major units of property are capitalized, while repairs, maintenance and replacements or additions of minor units of property are expensed. Depreciation is calculated using the straight-line method based on an estimated useful life and an estimated salvage value. The estimated useful lives of our assets are 30 years for the generating plant, 10 years for office equipment, furniture and fixtures, and telecommunication equipment, and 5 years for vehicles. Net investment in property, plant, and equipment as of December 31, 2002, and June 30, 2002 consisted of the following:

	December 31, 2002	June 30, 2002

Generating plant	$140,106,107	$147,574,917
Land	422,783	422,783
Office equipment	52,176	52,010
Furniture and fixtures	98,240	98,240
Telecommunication equipment	614,990	614,990
Vehicles	31,045	31,045
Less: Accumulated depreciation	(15,029,714)	(12,520,439)

Property, plant, & equipment, net	$126,295,627	$136,273,546

      We evaluate the impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. We did not record any asset impairments in 2002.

Deferred Financing Costs
      Deferred financing costs consist of certain fees paid to obtain and continue the loan facility of the Eurocurrency Facility and the Eximbank Credit Facility (See Note 4). These costs have been deferred and are being amortized on a straight-line basis over the term of the related debt facility. The ABN Amro (Eximbank Credit Facility) financing costs are being amortized over 12 years and the Sanwa (Eurocurrency Facility) financing costs are being amortized over 7 years. Total amortization expense for the six months ended December 31, 2002, and for the year ended June 30, 2002, amounted to $358,740 and $717,480, respectively, and was reported as a component of interest expense in the accompanying statements of operations.

Taxation
      We are not subject to income tax in Pakistan due to the exemption granted by the IA (See Note 6). Accordingly, no current or deferred income taxes have been provided in the accompanying financial statements.

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
Accounting for Asset Retirement Obligations
      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their businesses. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We adopted this standard on July 1, 2002, and did not recognize any asset or related liability for the cost of removing or retiring long-lived assets in our business as we have no legal obligation to do so.

3.	Shareholders’ Agreement
      Under the provisions of the Amended and Restated Shareholders’ Agreement (the “Shareholders’ Agreement”) dated February 25, 1997, Coastal SP and Cogen (“Sponsors”) were obligated to contribute 92.75% and 7.25%, respectively, of the total base equity capital required for the project (“Base Equity”) in the amount of approximately $43 million, which included $15.3 million of development cost reimbursements as share capital. The occurrence of certain enhancement events (as defined in the Shareholders’ Agreement) may result in Cogen and Capco receiving payment of up to $9.2 million in reimbursement of the $15.3 million of development costs. These enhancement events include the increase of saleable capacity under the PPA, a shift in a portion of the tariff subject to currency devaluation, and avoidance of liquidated damages resulting from our failure to timely meet the required commercial operations date. In addition to the Base Equity, the Shareholders’ Agreement and our Amended and Restated Common Debt Agreement required Coastal SP to provide $11.5 million in additional financing availability during the construction period in excess of our debt financings (see Note 4) through a Cost Overrun Letter of Credit (“LOC”), upon which we could draw funds. As of December 31, 2002, the Cost Overrun LOC proceeds had been fully drawn. These amounts were contributed as additional construction financing and subsequently exchanged for 59,225,000 shares of our stock. At the completion of construction, the Sponsors were obligated to apply any unused portion of the Cost Overrun LOC to fund a Debt Service Reserve. To the extent such reserve was not fully funded, the Sponsors were required to provide up to one-half of such under funding with additional equity in the form of an LOC or cash, and direct all available cash flows from operations to fund the reserve up to the required level. As of December 31, 2002, no funding of the Debt Service Reserve or establishment of a Debt Service Reserve LOC on our behalf had taken place. See Note 4 for discussion regarding the renegotiation of our debt agreements.
      The shareholders were obligated to pay for their shares to ensure that the ratio of debt to Base Equity is at all times equal to or less than 76 percent. As of December 31, 2002, the ratio of debt to Base Equity (including both debt and equity capitalization) was 58 percent.
      Additionally, pursuant to the terms of the Shareholders’ Agreement and our Amended and Restated Common Debt Agreement, the Sponsors were required to provide for a Restoration Reserve, as defined, through an additional $4.5 million in equity contributions upon the completion of construction and an additional $4.5 million by the end of the first year of operations. The Restoration Reserve can be utilized for capital expenditures required following a restoration event (i.e., change in law, political force majeure), as defined in the IA (See Note 6). The $9 million amount reduces in year five and year ten to $6.75 million and $4.5 million, respectively, as the threshold amounts drop in the IA. As of December 31, 2002, no funding of the Restoration Reserve or establishment of a Restoration Reserve LOC had taken place. See Note 4 for discussion regarding the renegotiation of our debt agreements.

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Debt Agreements
      We entered into loan agreements with three separate lenders to provide the required non-equity construction and term financing for our Facility. Under the terms of our loan agreement with ABN AMRO Bank (“ABN”), ABN provided construction financing via an approximate $81 million loan, bearing interest at LIBOR + 1.75% (the “Construction Facility”) that contains an Eximbank Guarantee Agreement Against Political Risks (“Eximbank Guarantee”) and Sanwa Bank provided a $25 million loan, bearing interest at LIBOR + 3.625% (the “Eurocurrency Facility”). After completion and acceptance of the Facility, the Construction Facility was scheduled to be repaid with the proceeds of a direct loan (the “Eximbank Credit Facility”) from Eximbank. Funds provided during the construction period in excess of those from our loan agreements were provided by our shareholders as further discussed in Note 3. As collateral for the Construction Facility and Eurocurrency facility, we have pledged substantially all of our assets and our shareholders have additionally pledged their shares in us.
      Under the Eurocurrency facility, there was to be fourteen semi-annual principal and interest payments beginning March 15, 2000. We have incurred events of default under the Eurocurrency Facility for the failure to pay semi-annual interest payments due February 15, 2000, and interest and principal amounts due on March 15, 2000, September 15, 2000, March 15, 2001, September 15, 2001, March 15, 2002, September 15, 2002, March 15, 2003, September 15, 2003, March 15, 2004, and September 15, 2004. Beginning in December 2000, we made total payments of approximately $5.1 million through December 31, 2002, related to past interest amounts due. Total interest payable at December 31, 2002, that has not been paid related to the Eurocurrency Facility was approximately $2.9 million. There have been no payments subsequent to December 31, 2002. Under the terms of the Eurocurrency Facility, if an event of default occurs and is ongoing, the Eurocurrency Facility Agent has the right, among other rights, to declare all outstanding amounts to be immediately due and payable. The Eurocurrency Facility Agent has not delivered to us any notices of its intent to exercise the default remedies available. As a result of the uncured event of default during the six months ended December 31, 2002 and the year ended June 30, 2002, the $25,000,000 Eurocurrency Facility balance outstanding has been reflected as a current liability in the accompanying balance sheets.
      The Construction Facility matured on December 31, 1999, and was to be repaid with funds under the Eximbank Credit Facility. As a result of Eximbank’s re-examination of the project, Eximbank determined that it would not provide funding under the Eximbank Credit Facility. We incurred an event of default as a result of nonpayment of the Construction Facility at December 31, 1999. As defined in the Construction Facility, the termination or cancellation of the Eximbank Credit Facility is an event of default, for which the Construction Facility Agent has the right, among other rights, to declare all outstanding amounts to be immediately due and payable. Funding under the Construction Facility has not been available since December 1999 because of Eximbank’s failure to provide funding for the repayment of the Construction Facility. Of the $81,495,000 originally available under the Construction Facility, a total of $61,725,090 had been drawn and remains outstanding as of December 31, 2002. The total amount outstanding under the Construction Facility has been reflected as a current liability in the accompanying balance sheets as of December 31, 2002 and June 30, 2002. We incur commitment fees on the Construction Facility of .5% per annum on the unused portion. We also incur agency fees on the Construction Facility of $150,000 per annum, plus expenses.
      We negotiated a Standstill Agreement with Eximbank, ABN and the Eximbank lenders syndicate. The Standstill Agreement provided, among other things, that the outstanding balance of the Construction Facility will not be accelerated because of the occurrence and continuation of any event of default or potential event of default related generally to the nonpayment of amounts due under the loan agreements. The initial Standstill Agreement was executed as of December 22, 1999, and was subsequently extended and restated through September 2001. In September 2001, the Standstill Agreement expired and was not extended. The Eximbank Facility Agent (ABN) delivered to us in February 2002 a notice of its intent to exercise the default remedies available which include immediate payment of all outstanding principal, interest, and penalties. We, ABN, the

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
syndicate Eximbank lenders, Eximbank and Sanwa continue to negotiate the terms and provisions of a restructuring of the term financing for the project.
      As previously discussed, we are in default on certain of our debt agreements and, in one case, the lender has delivered to us a notice of its intent to exercise its default remedies. Accordingly, the related amounts outstanding have been classified as a current liability in the accompanying balance sheets. We do not have the working capital availability or alternative means of financing in place to meet our obligations. We are in negotiations with our lenders regarding the establishment of term re-financing. There can be no assurance that the outcome of these negotiations will result in our favor or will not have a material adverse effect on our financial position, results of operations, or cash flows. As a result of the default, our lenders have final approval of our operating expenditures and we are not able to make dividend distributions to our shareholders.
      Our financial statements have been prepared assuming that we will continue as a going concern. As discussed above and as shown in the accompanying balance financial statements, we are currently in default of our Construction Facility and the lenders have exercised the default remedies available, which raises substantial doubt about our ability to continue as a going concern and our ability to realize our assets and to discharge our liabilities in the normal course of business. There can be no assurance that we will be able to restructure successfully our indebtedness or that our liquidity and capital resources will be sufficient to maintain normal operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going a concern.

5.	Related Party Transactions

Management Services Agreement
      We entered into a management services agreement (the “MSA Agreement”) with El Paso Technology Pakistan (Private) Limited (“EPTP”), an indirect wholly-owned subsidiary of El Paso CGP. The agreement provides for EPTP to have general responsibility for managing our affairs. As consideration for services rendered, EPTP is reimbursed on a monthly basis for its actual costs incurred plus a fixed annual fee of $10,000. The agreement was executed on February 25, 1997, and will terminate on December 31, 2016, subject to early termination by either party in accordance with the terms of the agreement. During the six months ended December 31, 2002, and the year ended June 30, 2002, we incurred approximately $202,633 and $375,865, respectively, of expenses related to the MSA agreement.

Operations and Maintenance Agreement
      We entered into an operations and maintenance agreement (the “O&M Agreement”) with EPTP, which provides for an annual operations and maintenance fee of $100,000, indexed annually for inflation, and reimbursements of certain expenses including payroll costs. During the six months ended December 31, 2002, and the year ended June 30, 2002, we incurred approximately $420,255 and $1,040,846, respectively, of expenses related to the O&M agreement.

Accounts Payable — Affiliates
      Coastal Saba Investor II (“CSI II”), a wholly owned subsidiary of El Paso CGP, incurred expenditures on our behalf for the development of the Facility. As of December 31, 2002, and June 30, 2002, accounts payable to CSI II amounted to $1,520,284. These accounts payable are non-interest bearing. Due to the loan defaults discussed in Note 4, no payments have been made on this liability.
      Other affiliate payables of $1,155,522 and $1,061,214, were due to EPTP as of December 31, 2002 and June 30, 2002, respectively. These payables relate to costs incurred related to our MSA Agreement and the O&M Agreement with EPTP. These accounts payable are non-interest bearing.

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

Legal Proceedings
Engineering Procurement and Construction Procurement Contracts
      During our development stage, we entered into an Engineering and Procurement Contract (“EP contract”) with the Babcock & Wilcox Company (“B&W”), a subsidiary of McDermott International, Inc., to perform the design, engineering and procurement services necessary to complete the Facility. The EP contract provided for bonuses and liquidated damages, as appropriate, depending on completion dates and certain output performance levels. We also entered into a Construction and Procurement Contract (“CP contract”) with B&W Construction Company, Inc. (a subsidiary of B&W) to perform the local procurement, construction, installation, commissioning, and demonstration services necessary to complete the Facility.
      Pursuant to the terms of our contracts, B&W pledged to complete the Facility to a certain level of readiness (known as “MPA”) by April 4, 1999. The Facility did not reach MPA until October 29, 2000, which is the official date certified by the lenders’ engineer pursuant to the contract. After MPA was reached on October 29, 2000, we issued a demand to B&W for delay liquidated damages as set forth in the contracts. B&W responded by asserting that its delays were excused by events of force majeure and in November 2001 we filed a Demand for Arbitration with the American Arbitration Association (“AAA”) pursuant to the contracts, seeking approximately $24 million in damages. In January 2002, B&W filed an answer and counterclaim, asserting approximately $15 million in damages including a demand for payment of approximately $9 million in retainage. In January 2004, the AAA issued a final resolution on these claims and awarded to B&W $1,575,207 in settlement of both of these claims. The impact of this resolution resulted in a non-cash reduction of approximately $7.5 million in retainage payable and property, plant, and equipment in the accompanying balance sheet.
      On February 25, 2004, B&W filed a motion to modify the award, requesting that the AAA enter additional monetary awards in their favor of approximately $1.3 million. We filed a response to this motion on March 5, 2004, in which we opposed all of these additional claims. On April 1, 2004, the arbitrators granted this motion to modify in part and awarded B&W an additional $82,972. Shortly thereafter, B&W filed suit in the federal court in New York City seeking to confirm its total arbitration award ($1,575,207 plus $82,972 plus post award interest), and on June 29, 2004, the court confirmed the total award and entered judgment in favor of B&W and against our company. In July 2004, B&W served notice of the judgment on our company and served a Restraining Notice and Execution of Notice to Garnishee on ABN AMRO.
Withholding Tax
      We received an assessment in August 1998 from the Pakistan Central Board of Revenue (“CBR”) alleging that we failed to comply with certain Pakistan withholding tax requirements. The amount of the assessment was approximately $1.8 million and we were required to deposit $625,000 in order to appeal the assessment. In 1999, the Commissioner of Income Tax (Appeals) ordered the assessment “set aside,” effectively ruling in our favor. We received a refund of the deposit from the CBR on August 13, 1999. We, along with the CBR, filed appeals before the Pakistan Income Tax Appellate Tribunal (“ITAT”), who decided to hear both appeals simultaneously. To date, the ITAT has not heard the case.

Implementation Agreement
      We entered into an IA under which the GOP agrees to use its best efforts to support our exclusive right to design, finance, insure, construct, complete, own, operate and maintain our Facility throughout the initial term of our PPA, including any extension caused by the occurrence of a “force majeure” event. The IA may be extended by mutual agreement. Through the IA, the GOP agrees to use all reasonable efforts to assist us in obtaining all necessary consents, and grants our exemption from taxation of income during the term of the

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
PPA, including exemption prior to commercial operations from customs duties on the import of materials and equipment. The IA allows us to register anywhere in Pakistan and to change our registration from time to time, in order to avail ourself of favorable stamp tax and/or registration fee rates for registration of the financing documents and other documents or instruments in connection with the project. Under the IA and with appropriate consent and/or approval from the State Bank of Pakistan, we may freely transfer funds to banks or other parties outside of Pakistan without foreign exchange restrictions.
      The IA imposes certain deadlines and other requirements, the violation of which can be considered an event of default and may require us to transfer the Facility to the GOP. If the Facility is transferred to the GOP in the event of such a default, we will be reimbursed by the GOP for our outstanding debt. Upon default, the IA will terminate and the GOP will have no further interest in or obligations under the IA. Some of the more significant events of default include the following: (a) cumulative operating losses (as determined under the IA) of at least 50% of the combined equity contributions; and (b) any material breach of the PPA or the Fuel Supply Agreement (“FSA”) by us (see below) not remedied within 30 days after notice of the breach.
      We are currently in the process of negotiating an amendment to the IA to extend the original required commercial operations date, as discussed at the end of Note 6.
Power Purchase Agreement
      We entered into a 30-year term PPA with the Pakistan Water and Power Development Authority (“WAPDA”) whereby WAPDA agrees to purchase up to 105% of the Facility’s dependable capacity of 108.57 net megawatts pursuant to the PPA.
      We deliver electricity only as ordered by WAPDA. The price paid by WAPDA for electricity consists of a non-escalable capacity payment, an escalable capacity payment and an energy payment. The non-escalable capacity payment is structured to cover our debt service requirements, including payments of principal and interest, and is indexed for changes in the Pakistan Rupee exchange rate in order to provide for a fixed payment in U.S. dollars. The escalable component is structured to cover our operating, administrative and general expenses, as well as provide a return on and of equity to the stockholders and is also indexed for changes in inflation and Pakistan Rupee exchange rates. The energy payment is based on net electrical output of the Facility and contains a fuel cost component and an operations and maintenance cost component indexed for changes in inflation and changes in the Pakistan Rupee exchange rate. If, through a change in law or a political force majeure event (as defined in the PPA), we are required to repair or make changes to the Facility, we will be allowed to pass those charges through to WAPDA via a supplemental tariff.
      The PPA imposes liquidated damages and/or penalties on us if certain contractual conditions are not met. The liquidated damages and/or penalties imposed by the PPA include the following:

•	Payment of a penalty based on a multiple of the average capacity purchase price for outages above a certain allowable limit each year. During the six months ended December 31, 2002, and the year ended June 30, 2002, we incurred $90,912 and $2,281,553, respectively, of liquidated damages related to this provision, which is included in our operating expenses.

•	Payment of a penalty of 0.30 Rupees per kilowatt-hour (“kWh”) for not meeting the dispatch requests of WAPDA within acceptable tolerance levels.

      The PPA requires us to maintain the following:

•	A letter of credit for the benefit of WAPDA equal to $25 per kilowatt of estimated dependable capacity.

•	A reserve fund at a level mutually agreed to by us and WAPDA, to be initially funded at an amount equal to approximately three months of the annual operating and maintenance budget. Money in the

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)

reserve fund may be drawn by us and used for major maintenance items in the event that we lack other available funds for operation and maintenance of the plant.
      As of December 31, 2002, we have not established these amounts based on the tariff renegotiation as discussed below.
      We will be considered to be in default of the PPA and the PPA will terminate if, among other things, we incur cumulative operating losses greater than 50% of the equity contributed by our shareholders commensurate with the funding of the construction financing plus any additional equity committed after the funding of the construction financing. The PPA imposes liquidating damages and/or penalties on WAPDA if certain contractual conditions are not met such as amounts charged to us as penalties under the FSA for changes in the Facility’s anticipated fuel usage due to changes in WAPDA’s dispatch levels.
      We will receive a bonus of 0.08 Rupee for each kWh of net electrical output above certain minimums during the months of January through June of each year. The amount of the bonus payable shall be indexed over the initial term of the PPA on the basis of changes in inflation and Pakistan Rupee exchange rates.
Fuel Supply Agreement
      We entered into a 30-year term Fuel Supply Agreement (“FSA”) with Pakistan State Oil Company Ltd. (“PSO”) whereby PSO is the exclusive supplier of fuel, diesel oil, greases, lubricants and additives for the Facility. The prices for fuel and diesel oil are established by the GOP Petroleum Products (Development Surcharge) Ordinance 1961, subject to the condition that no price shall exceed the price charged for like quality by PSO to all other thermal generating plants in the same geographic area. Prices for greases, lubricants and additives must be mutually agreed to by us and PSO, based on PSO’s then current trade price lists and the price charged for like quality and specification by PSO to other thermal generating plants.
      The FSA requires us to maintain a 30 day supply of fuel and prohibits us from shutting the Facility down for more than 30 days in the aggregate per year and not more than 60 days in any fifth year.
Tariff Renegotiation of IA, PPA, and FSA
      We have been in discussions with WAPDA concerning the tariff and other PPA provisions since 1998. We entered into a Memorandum of Understanding (“MOU”) with WAPDA in July 1999, which will effect an adjustment in our tariff. We are in the process of documenting the MOU by appropriate amendments to the PPA, IA, and FSA. Under the terms of the MOU, the PPA amendment, when executed, will limit our liquidated damages payable to WAPDA to for the period from August 1998 through June 1999. We had accrued $2.8 million and $2.7 million as of December 31, 2002 and June 30, 2002 in trade payables on our balance sheet for these damages, The amendment will also eliminate certain financial and operations and maintenance reserve requirements required by the PPA and extend the required commercial operations date.
      The MOU terms have been incorporated into amendments to the PPA, IA, and FSA, and the PPA amendment is the subject of ongoing discussions between us and WAPDA. Formal approval by all parties of the amended PPA, IA, and FSA is ongoing. We believe the amendments will be approved and executed and the resulting changes will not have a material adverse effect on our operations. Currently, we are operating and billing according to the terms of the MOU agreement.

7.	Concentration of Credit and Business Risk
      Financial instruments, which potentially subject us to credit risk, consist of cash and accounts receivable. Our cash accounts are held by major financial institutions. Our receivables are concentrated with WAPDA, as they are the sole purchaser of our electrical output under the terms of PPA. Our fuel purchases are

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
concentrated with the GOP, as they are the sole provider of our fuel supply. Our facilities are located in Pakistan. Our customer, industry, and geographic concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry, weather, or other conditions.

8.	Fair Value of Financial Instruments
      As of December 31, 2002 and June 30, 2002, the carrying value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt instruments, approximates fair value because of their short-term nature, the market-based nature of the instrument’s interest rate, or other factors. While there is no liquid market for our notes payable, we believe that the carrying value approximates its fair value at December 31, 2002.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso CGP Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of August 2005.

EL PASO CGP COMPANY

Registrant

/s/ Douglas L. Foshee

Douglas L. Foshee

President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso CGP Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas L. Foshee (Douglas L. Foshee)	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	August 30, 2005

/s/ D. Mark Leland (D. Mark Leland)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	August 30, 2005

/s/ Robert W. Baker (Robert W. Baker)	Executive Vice President, General Counsel and Director	August 30, 2005

/s/ Jeffrey I. Beason (Jeffrey I. Beason)	Senior Vice President and Controller (Principal Accounting Officer)	August 30, 2005

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