Form 10-Q
period 2005-09-30
EL PASO CGP CO
filed 2005-11-14
CIK 21267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
Telephone Number: (713) 420-2600
Internet Website: www.elpaso.com
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common Stock, par value $1 per share. Shares outstanding on November 10, 2005: 1,000
      EL PASO CGP COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Nine Months Ended
	Quarter Ended		September 30,
	September 30,
				2004
	2005	2004	2005	(Restated)

Operating revenues	$403	$472	$1,332	$1,396

Operating expenses
Cost of products and services	69	114	186	240
Operation and maintenance	151	141	406	377
Depreciation, depletion and amortization	110	115	351	342
Loss on long-lived assets	—	6	64	94
Taxes, other than income taxes	23	17	56	45

	353	393	1,063	1,098

Operating income	50	79	269	298
Earnings (losses) from unconsolidated affiliates	(126)	22	(211)	81
Other income, net	6	16	27	29
Interest and debt expense	(72)	(75)	(222)	(267)
Affiliated interest income (expense), net	4	5	10	(4)

Income (loss) before income taxes	(138)	47	(127)	137
Income taxes	(46)	17	(21)	48

Income (loss) from continuing operations	(92)	30	(106)	89
Discontinued operations, net of income taxes	11	(4)	11	(99)

Net income (loss)	$(81)	$26	$(95)	$(10)

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$61	$80
Accounts and notes receivable
Customers, net of allowance of $15 in 2005 and $27 in 2004	199	217
Affiliates	280	264
Other	65	93
Inventory	41	52
Assets from discontinued operations	197	185
Deferred income taxes	77	87
Other	58	40

Total current assets	978	1,018

Property, plant and equipment, at cost
Natural gas and oil properties, at full cost	7,319	7,153
Pipelines	7,145	7,040
Power facilities	178	373
Gathering and processing systems	37	44
Other	132	89

	14,811	14,699
Less accumulated depreciation, depletion and amortization	8,130	7,981

Total property, plant and equipment, net	6,681	6,718

Other assets
Investments in unconsolidated affiliates	638	894
Goodwill and other intangible assets, net	413	419
Other	532	295

	1,583	1,608

Total assets	$9,242	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$130	$153
Affiliates	59	61
Other	179	211
Current maturities of long-term debt	342	310
Notes payable to affiliates	88	211
Liabilities from price risk management activities	137	148
Accrued interest	61	59
Liabilities from discontinued operations	118	104
Other	304	211

Total current liabilities	1,418	1,468

Long-term financing obligations, less current maturities	3,583	3,447

Other
Deferred income taxes	635	692
Other	314	388

	949	1,080

Commitments and contingencies
Securities of subsidiaries	153	158

Stockholder’s equity
Common stock, par value $1 per share; authorized and issued 1,000 shares	—	—
Additional paid-in capital	3,181	3,181
Retained earnings	8	103
Accumulated other comprehensive loss	(50)	(93)

Total stockholder’s equity	3,139	3,191

Total liabilities and stockholder’s equity	$9,242	$9,344

See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

		2004
	2005	(Restated)(1)

Cash flows from operating activities
Net loss	$(95)	$(10)
Income (loss) from discontinued operations, net of income taxes	11	(99)

Net income (loss) from continuing operations	(106)	89
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion and amortization	351	342
Loss on long-lived assets	64	94
Losses (earnings) from unconsolidated affiliates, adjusted for cash distributions	301	(6)
Deferred income taxes	(46)	37
Other non-cash items	(10)	15
Asset and liability changes	(4)	138

Cash provided by continuing operations	550	709
Cash provided by (used in) discontinued operations	(6)	189

Net cash provided by operating activities	544	898

Cash flows from investing activities
Additions to property, plant and equipment	(437)	(559)
Purchases of interests in equity investments	(7)	(12)
Net proceeds from the sale of assets and investments	19	96
Net change in restricted cash	(4)	33
Net change in notes receivable from affiliates	(299)	—
Net change in notes from unconsolidated affiliates	12	(48)
Other	54	35

Cash used in continuing operations	(662)	(455)
Cash provided by discontinued operations	68	1,138

Net cash provided by (used in) investing activities	(594)	683

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(298)	(465)
Net change in affiliated notes payable	(123)	(801)
Net proceeds from the issuance of long-term debt and other financing obligations	458	—
Proceeds from issuance of securities of subsidiaries	—	75
Contributions from discontinued operations	62	962
Other	(6)	(1)

Cash provided by (used in) continuing operations	93	(230)
Cash used in discontinued operations	(62)	(1,327)

Net cash provided by (used in) financing activities	31	(1,557)

Change in cash and cash equivalents	(19)	24
Cash and cash equivalents
Beginning of period	80	150

End of period	$61	$174

(1)	Only individual line items within cash flows from operating activities have been restated. Total cash flows from operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CGP COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

			Nine Months Ended
	Quarter Ended		September 30,
	September 30,
				2004
	2005	2004	2005	(Restated)

Net income (loss)	$(81)	$26	$(95)	$(10)

Foreign currency translation adjustments (net of income taxes of less than $1 in 2005 and less than $1 and $36 in 2004)	1	(1)	7	(34)
Unrealized net gains (losses) from cash flow hedging activity
Unrealized mark-to-market losses arising during period (net of income taxes of $16 and $19 in 2005 and $8 and $23 in 2004)	(38)	(12)	(42)	(38)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $19 and $43 in 2005 and $2 and $8 in 2004)	36	4	78	13

Other comprehensive income (loss)	(1)	(9)	43	(59)

Comprehensive income (loss)	$(82)	$17	$(52)	$(69)

See accompanying notes.

EL PASO CGP COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We are a wholly owned, direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, as amended, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2005, and for the quarters and nine months ended September 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K, as amended. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets, which were part of our Field Services segment. These assets and the results of their operations have been reflected as discontinued operations for all periods presented. Additionally, our financial statements for prior periods include reclassifications to conform to the current period presentation. These reclassifications had no effect on our previously reported net income (loss) or stockholder’s equity.
     Restatement
      Cumulative Foreign Currency Translation Adjustments (CTA). During 2005, we determined that our CTA balances in accumulated other comprehensive loss incorrectly contained amounts related to our businesses that had been previously sold or abandoned, including balances related to our discontinued Canadian exploration and production operations and certain of our discontinued petroleum markets activities. As a result, we were required to restate our CTA balances. The adjustment of these CTA balances also affected the loss we recorded in discontinued operations in 2004 on the sale of our Canadian operations.
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

	For the Nine Months Ended
	September 30, 2004

	As Reported	As Restated

	(In millions)
Income statement
Discontinued operations, net of income taxes	$(131)	$(99)
Net loss	(42)	(10)
Statement of comprehensive loss
Foreign currency translation adjustments	$(2)	$(34)
Other comprehensive loss	(27)	(59)

     New Accounting Pronouncements Issued But Not Yet Adopted
      As of September 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Deferred Taxes on Foreign Earnings. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 clarified the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. We have determined that we will not repatriate any foreign earnings under the American Jobs Creation Act and, as a result, this pronouncement will not have an impact on our financial statements.
      Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligations are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicates that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and do not believe that this pronouncement will have a material impact on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs our interstate pipelines incur related to their pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006, instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $5 million to $10 million annually.
2. Divestitures

Sales of Assets and Investments
      During the nine months ended September 30, 2005 and 2004, we completed the sale of a number of assets and investments in each of our business segments. The following table summarizes the proceeds from these sales:

	2005		2004

	(In millions)
Regulated
Pipelines	$14		$—
Non-regulated
Production	—		24
Power	10		92
Field Services	—		3

Total continuing	24	(1)	119	(1)
Discontinued	87		1,289

Total	$111		$1,408

(1)	Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs incurred in preparing assets for disposal. These items decreased our sales proceeds by $5 million and $23 million for the nine months ended September 30, 2005 and 2004. Proceeds also exclude any non-cash consideration received in these sales.

     The following table summarizes the significant assets sold during the nine months ended September 30:

	2005	2004

Pipelines	• Interest in a gathering system in western United States	• None
Production	• None	• Brazilian exploration and production assets
Power	• Eagle Point power facility	• Mohawk River Funding IV
	• Rensselaer power facility	• Utility Contract Funding (UCF)
	• Power turbine	• Bastrop Company equity investment
Field Services	• None	• Dauphin Island and Mobile Bay equity investments
Discontinued	• Interest in Paraxylene facility • MTBE processing facility • International natural gas and oil production properties	• Natural gas and oil production properties in Canada and other international production assets • Aruba and Eagle Point refineries and other petroleum assets
      In the fourth quarter of 2005, we completed the sales of our south Louisiana gathering and processing assets in our discontinued operations and our interest in the Javelina natural gas processing and pipeline assets in our Field Services segment. We received approximately $642 million in proceeds and will record a net gain of approximately $500 million in the fourth quarter of 2005 related to these sales. In addition, during 2005, we announced the sales of substantially all of our Asian power assets. We expect to receive total proceeds of approximately $97 million for these assets.
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

Discontinued Operations
      South Louisiana Gathering and Processing Operations. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets, which were part of our Field Services segment. In the fourth quarter of 2005, we completed the sale of these assets for net proceeds of approximately $486 million and will record a pre-tax gain of approximately $400 million.
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
      Petroleum Markets. During 2003, El Paso’s Board of Directors approved the sales of our petroleum markets businesses and operations. These businesses and operations consisted of our Eagle Point and Aruba refineries, our asphalt business, our Florida terminal, tug and barge business, our lease crude operations, our Unilube blending operations, our domestic and international terminalling facilities and our petrochemical and chemical plants. In 2004, we completed the sales of our Aruba and Eagle Point refineries for $880 million.

      The petroleum markets, international natural gas and oil production operations and south Louisiana gathering and processing operations discussed above are reflected as discontinued operations in our financial statements. As of September 30, 2005 and December 31, 2004, the total assets of our discontinued operations were $197 million and $274 million, and our total liabilities were $118 million and $135 million. These assets and liabilities are classified as current assets and liabilities as of September 30, 2005. As of December 31, 2004, $89 million of these assets and $31 million of these liabilities were classified as non-current. The summarized operating results of our discontinued operations were as follows:

			South
		International	Louisiana
		Natural Gas	Gathering
		and Oil	and
	Petroleum	Production	Processing
	Markets	Operations	Operations	Total

	(In millions)
Operating Results Data
Quarter Ended September 30, 2005
Revenues	$26	$—	$99	$125
Costs and expenses	(30)	—	(89)	(119)
Gain on long-lived assets	1	—	—	1
Other income	1	—	—	1

Income (loss) before income taxes	(2)	—	10	8
Income taxes	(7)	—	4	(3)

Income from discontinued operations, net of income taxes	$5	$—	$6	$11

Quarter Ended September 30, 2004
Revenues	$44	$1	$59	$104
Costs and expenses	(52)	(4)	(47)	(103)
Gain (loss) on long-lived assets	1	(5)	—	(4)
Other income	13	—	—	13

Income (loss) before income taxes	6	(8)	12	10
Income taxes	10	—	4	14

Income (loss) from discontinued operations, net of income taxes	$(4)	$(8)	$8	$(4)

Nine Months Ended September 30, 2005
Revenues	$100	$2	$276	$378
Costs and expenses	(116)	(2)	(243)	(361)
Gain (loss) on long-lived assets	4	(5)	—	(1)
Other income (expense)	12	—	(1)	11

Income (loss) before income taxes	—	(5)	32	27
Income taxes	6	(3)	13	16

Income (loss) from discontinued operations, net of income taxes	$(6)	$(2)	$19	$11

			South
		International	Louisiana
		Natural Gas	Gathering
		and Oil	and
	Petroleum	Production	Processing
	Markets	Operations	Operations	Total

	(In millions)
Nine Months Ended September 30, 2004
Revenues	$737	$29	$198	$964
Costs and expenses	(782)	(51)	(168)	(1,001)
Loss on long-lived assets	(37)	(21)	—	(58)
Other income	4	—	—	4
Interest and debt expense	(3)	1	—	(2)

Income (loss) before income taxes	(81)	(42)	30	(93)
Income taxes	1	(5)	10	6

Income (loss) from discontinued operations, net of income taxes	$(82)	$(37)	$20	$(99)

Financial Position Data
September 30, 2005
Assets of discontinued operations
Accounts and notes receivables	$3	$—	$67	$70
Inventory	3	—	3	6
Other current assets	—	—	21	21
Property, plant and equipment, net	—	—	92	92
Other non-current assets	—	—	8	8

Total assets	$6	$—	$191	$197

Liabilities of discontinued operations
Accounts payable	$—	$—	$77	$77
Other current liabilities	—	—	13	13
Other non-current liabilities	—	—	28	28

Total liabilities	$—	$—	$118	$118

December 31, 2004
Assets of discontinued operations
Accounts and notes receivables	$39	$2	$64	$105
Inventory	8	—	6	14
Other current assets	3	1	9	13
Property, plant and equipment, net	14	6	81	101
Other non-current assets	33	—	8	41

Total assets	$97	$9	$168	$274

Liabilities of discontinued operations
Accounts payable	$5	$—	$84	$89
Other current liabilities	3	—	9	12
Other non-current liabilities	3	—	31	34

Total liabilities	$11	$—	$124	$135

3. Loss on Long-Lived Assets
      Our loss on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets. During each of the periods ended September 30, our loss on long-lived assets was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Net realized gain	$—	$(2)	$(2)	$(5)
Asset impairments	—	8	66	99

Loss on long-lived assets	—	6	64	94
(Gain) loss on sale of investments in unconsolidated affiliates, net of impairments(1)	148	(2)	283	(5)

Loss on long-lived assets and investments	$148	$4	$347	$89

(1)	See Note 10 for a further description of these gains, losses and impairments.
     Our loss on long-lived assets for the nine months ended September 30, 2005 was primarily attributable to a $60 million impairment recorded in the second quarter of 2005 by our Power segment on its power plant in El Salvador. This impairment was recorded based on information received about the value we may receive as we evaluate potential opportunities to sell this asset.
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
4. Income Taxes
      Income taxes included in our income (loss) from continuing operations for the periods ended September 30 were as follows:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except rates)
Income taxes	$(46)	$17	$(21)	$48
Effective tax rate	33%	36%	17%	35%
      We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.
      During the quarter and nine months ended September 30, 2005, our overall effective tax rates on continuing operations were different than the statutory rate of 35 percent primarily due to the tax impact of impairments of certain foreign investments for which there was only a partial corresponding income tax benefit and foreign income taxed at different rates. In addition, we recorded net tax benefits on book versus tax differences related to our Asian power assets as discussed below which partially offset the tax impact of our impairments. State income taxes (including valuation allowances) and adjustments to reflect income tax returns as filed also impacted our effective tax rate during these periods.
      We have not historically recorded U.S. deferred tax assets or liabilities on book versus tax basis differences for a substantial portion of our international investments based on our intent to indefinitely reinvest earnings from these investments outside the U.S. However, based on current sales negotiations on certain of our Asian power assets, we currently expect to receive these sales proceeds within the U.S. During the nine months ended September 30, 2005, our effective tax rate was impacted upon recording net U.S. deferred tax assets on book versus tax basis differences in these investments based on the status of these negotiations. As of September 30, 2005, and December 31, 2004, we have U.S. deferred tax assets of $53 million and $6 million and U.S. deferred tax liabilities of $2 million and $8 million related to these investments.

5. Inventory
      We have the following inventory recorded on our balance sheets:

	September 30,	December 31,
	2005	2004

	(In millions)
Materials and supplies and other	$40	$40
Natural gas liquids	1	12

Total inventory	$41	$52

6. Debt, Other Financing Obligations and Other Credit Facilities
      We had the following borrowings and other financing obligations on our balance sheets:

	September 30,	December 31,
	2005	2004

	(In millions)
Current maturities of long-term debt	$342	$310
Long-term financing obligations	3,583	3,447

Total	$3,925	$3,757

Long-Term Financing Obligations
      From January 1, 2005 through the date of this filing, we had the following changes in our long-term financing obligations:

				Cash Received/
Company	Type	Interest Rate	Book Value	Paid

			(In millions)
Issuances and other increases
Colorado Interstate Gas Company (CIG)	Senior notes due 2015	5.95%	$200	$197
Cheyenne Plains Gas Pipeline Company(1)	Non-recourse term loan due 2015	Variable	266	261

Increases through September 30, 2005			466	458
CIG	Senior notes due 2015	6.80%	400	395

Increases through the filing date			$866	$853

Repayments, repurchases, retirements and other
CIG	Debentures	10%	$180	$180
ANR Pipeline Company (ANR) (2)	Debentures	7%	68	68
Other	Long-term debt	Various	50	50

Decreases through September 30, 2005			298	298
Wyoming Interstate Company, Ltd. (WIC)	Project Finance	Libor + 1.125%	21	21
Other	Long-term debt	Various	1	1

Decreases through the filing date			$320	$320

(1)	In addition to the borrowing, we have an associated letter of credit facility for $12 million, under which we issued $6 million of letters of credit in May 2005. We also concurrently entered into swaps to convert the variable interest rate on approximately $213 million of this debt to a current fixed rate of 5.94%.

(2)	Holders of the $75 million, 7% debentures due 2025 redeemed approximately $68 million in June 2005.

Credit Facilities
      Certain of our subsidiaries, ANR and CIG, are eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our interests in ANR, CIG, WIC and ANR Storage Company, along with other El Paso interests, serve as collateral. In addition, certain of El Paso’s and our subsidiaries guarantee amounts borrowed under the agreement. At September 30, 2005, El Paso had borrowing capacity under its $3 billion credit agreement of $0.2 billion. El Paso had $1.2 billion outstanding as a term loan, none of which was borrowed by ANR or CIG, and $1.6 billion of letters of credit issued under the $3 billion credit agreement, none of which were issued on behalf of ANR or CIG. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K, as amended.
      In November 2005, El Paso entered into a $400 million revolving borrowing base credit agreement collateralized by production properties owned by our subsidiary, El Paso Production Oil & Gas USA, L.P., which is a co-borrower. Under the agreement there is an initial borrowing availability of $300 million. The credit facility can be used for revolving credit loans or for the issuance of letters of credit and will mature in May 2006. The availability of borrowings under this facility is subject to various conditions. One of the more restrictive covenants of this facility is the requirement to maintain a Collateral Coverage Ratio (as defined in the facility) of at least 1.5 to 1.0.
      Included in our long-term debt at September 30, 2005, is $300 million of debt that is redeemable by the holders in 2007. In addition, we have $1.2 billion of debt obligations callable by us in 2005 and an additional $0.3 billion in 2007 and thereafter. To the extent we decide to call any of this debt, certain obligations would require us to pay a make-whole premium.
7. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which, if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of six of the seven Qui Tam actions filed by Grynberg against El Paso subsidiaries. The seventh case involves only a few midstream entities owned by El Paso, which have meritorious defenses to the underlying claims. If the district court judge adopts the representative’s recommendations, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      MTBE. In compliance with the 1990 amendments to the Clean Air Act, we used the gasoline additive methyl tertiary-butyl ether (MTBE) in some of our gasoline. We have also produced, bought, sold and distributed MTBE. A number of lawsuits have been filed throughout the U.S. regarding MTBE’s potential impact on water supplies. We and some of our subsidiaries are among the defendants in over 60 such lawsuits. As a result of a ruling issued in March 2004, these suits have been consolidated for pre-trial purposes in multi-district litigation in the U.S. District Court for the Southern District of New York. The plaintiffs, certain state attorneys general and various water districts, seek remediation of their groundwater, prevention of future contamination, a variety of compensatory damages, punitive damages, attorney’s fees, and court costs. The plaintiff states of California and New Hampshire have filed an appeal to the 2nd Circuit Court of Appeals challenging the removal of the cases from state to federal court. That appeal is pending. In April 2005, the judge denied a motion by defendants to dismiss the lawsuits. In that opinion the Court recognized, for certain states, a potential commingled product market share basis for collective liability. Our costs and legal exposure related to these lawsuits are not currently determinable.
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
      Iraq Oil Sales. In September 2004, we received a subpoena from the grand jury of the U.S. District Court for the Southern District of New York to produce records regarding the United Nations’ Oil for Food Program governing sales of Iraqi oil. The subpoena seeks various records related to transactions in oil of Iraqi origin during the period from 1995 to 2003. In November 2004, we received an order from the SEC to provide a written statement and to produce certain documents in connection with our and El Paso’s participation in the Oil for Food Program. In June 2005, we received an additional request for documents and information from the SEC. We have also received informal requests for information and documents from the United States Senate’s Permanent Subcommittee of Investigations and the House of Representatives International Relations Committee related to our purchases of Iraqi crude under the Oil for Food Program. In October 2005, a grand jury sitting in the Southern District of New York handed down an indictment against Oscar S. Wyatt, Jr., a former CEO and Chairman of The Coastal Corporation related to the Oil for Food Program. Also in October 2005, the Independent Inquiry Committee into the United Nations Oil for Food Program issued its final report. The report states that $201,877 in surcharges were paid with respect to a single contract entered into by Coastal Petroleum N.V. (CPNV). This report lists Oscar Wyatt as the non-contractual beneficiary of the contract. The report indicates that the payments were made by two other individuals or entities and does not contend that CPNV paid that surcharge. We are cooperating with the U.S. Attorney’s, the SEC’s, the Senate Subcommittee’s and the House Committee’s investigation of this matter.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.
      For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. As of September 30, 2005, we had approximately $36 million accrued for all outstanding legal and other contingent matters.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2005, we had accrued approximately $122 million, including approximately $120 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, and approximately $2 million for related environmental legal costs. Of the $122 million accrual, $39 million was reserved for facilities we currently operate, and $83 million was reserved for non-operating sites (facilities that are shut down or have been sold) and Superfund sites.
      Our reserve estimates range from approximately $122 million to approximately $196 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($35 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($87 million to $161 million) and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities. By type of site, our reserves are based on the following estimates of reasonably possible outcomes.

	September 30,
	2005

Sites	Expected	High

	(In millions)
Operating	$39	$45
Non-operating	80	143
Superfund	3	8

Total	$122	$196

      Below is a reconciliation of our accrued liability from January 1, 2005, to September 30, 2005 (in millions):

Balance as of January 1, 2005	$128
Additions/adjustments for remediation activities	18
Payments for remediation activities	(26)
Other changes, net	2

Balance as of September 30, 2005	$122

      For the last three months of 2005, we estimate that our total remediation expenditures will be approximately $10 million. In addition, we expect to make capital expenditures for environmental matters of approximately $23 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 17 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third-parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2005, we have estimated our share of the remediation costs at these sites to be between $3 million and $8 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.

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
Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K, as amended, for a description of these commitments. As of September 30, 2005, we had approximately $10 million of both financial and performance guarantees not otherwise reflected in our financial statements.
8. Retirement Benefits
      The components of net benefit cost for our pension and postretirement benefit plans for the periods ended September 30 are as follows:

					Nine Months
	Quarter Ended September 30,				Ended September 30,

			Other				Other
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	2005	2004	2005	2004	2005	2004	2005	2004

	(In millions)
Interest cost	$2	$2	$1	$2	$4	$4	$3	$4
Expected return on plan assets	(2)	(2)	(1)	(1)	(3)	(4)	(3)	(2)

Net benefit cost	$—	$—	$—	$1	$1	$—	$—	$2

      In 2004, we adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement required us to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our postretirement benefit plans that provide drug benefits that are covered by that legislation. The adoption of FSP No. 106-2 decreased our accumulated postretirement benefit obligation by $5 million. In addition, it reduced our net periodic benefit cost by less than $1 million for the first nine months of 2005. Our actual and expected contributions for 2005 were not reduced by subsidies under this legislation.
      We made $9 million and $10 million of cash contributions to our other postretirement plans during the nine months ended September 30, 2005 and 2004. We expect to contribute an additional $6 million to our other postretirement plans for the remainder of 2005. Contributions to our pension plan are expected to be less than $1 million for the remainder of 2005.
9. Business Segment Information
      Our regulated business consists of our Pipelines segment, while our non-regulated businesses consist of our Production, Power and Field Services segments. Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate operations include our general and administrative functions, as well as various other contracts and assets, all of which are immaterial. During the second quarter of 2005, we reclassified our south Louisiana gathering and processing assets, which were part of our Field Services segment, as discontinued operations. As a result, we reflected these assets and the results of their operations as discontinued operations for all periods presented.
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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Total EBIT	$(70)	$117	$85	$408
Interest and debt expense	(72)	(75)	(222)	(267)
Affiliated interest income (expense), net	4	5	10	(4)
Income taxes	46	(17)	21	(48)

Income from continuing operations	$(92)	$30	$(106)	$89

      The following tables reflect our segment results for the periods ended September 30:

	Regulated	Non-Regulated

					Field
Quarter Ended September 30,	Pipelines	Production		Power	Services	Corporate(1)	Total

	(In millions)
2005
Revenues from external customers	$222	$113	(2)	$27	$22	$3	$387
Intersegment revenues	4	18		—	—	(6)	16	(3)
Operation and maintenance	73	40		18	1	19	151
Depreciation, depletion and amortization	35	74		1	—	—	110
Operating income (loss)	$55	$5		$1	$7	$(18)	$50
Earnings (losses) from unconsolidated affiliates	27	—		(158)	5	—	(126)
Other income, net	2	—		3	—	1	6

EBIT	$84	$5		$(154)	$12	$(17)	$(70)

2004
Revenues from external customers	$186	$151	(2)	$28	$80	$14	$459
Intersegment revenues	1	14		—	1	(3)	13	(3)
Operation and maintenance	68	46		25	—	2	141
Depreciation, depletion and amortization	31	78		3	1	2	115
(Gain) loss on long-lived assets	(1)	—		5	2	—	6
Operating income (loss)	$58	$31		$(10)	$2	$(2)	$79
Earnings (losses) from unconsolidated affiliates	16	(1)		2	5	—	22
Other income, net	6	1		7	—	2	16

EBIT	$80	$31		$(1)	$7	$—	$117

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. For the quarters ended September 30, 2005 and 2004, we recorded an intersegment revenue elimination of $6 million and $3 million, which is included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk with our affiliate associated with our natural gas and oil production.

(3)	Relates to intercompany activity between our continuing operations and our discontinued operations.

	Regulated	Non-Regulated

					Field
Nine Months Ended September 30,	Pipelines	Production		Power	Services	Corporate(1)	Total

	(In millions)
2005
Revenues from external customers	$756	$339	(2)	$76	$93	$17	$1,281
Intersegment revenues	19	57		—	1	(26)	51	(3)
Operation and maintenance	210	120		57	—	19	406
Depreciation, depletion and amortization	110	230		6	1	4	351
Loss on long-lived assets	—	—		60	4	—	64
Operating income (loss)	$316	$23		$(65)	$12	$(17)	$269
Earnings (losses) from unconsolidated affiliates	62	—		(277)	4	—	(211)
Other income, net	6	2		16	—	3	27

EBIT	$384	$25		$(326)	$16	$(14)	$85

2004
Revenues from external customers	$612	$476	(2)	$127	$103	$44	$1,362
Intersegment revenues	1	35		—	1	(3)	34	(3)
Operation and maintenance	181	123		70	1	2	377
Depreciation, depletion and amortization	91	234		9	2	6	342
(Gain) loss on long-lived assets	(1)	—		92	3	—	94
Operating income (loss)	$239	$135		$(84)	$5	$3	$298
Earnings (losses) from unconsolidated affiliates	55	(3)		20	9	—	81
Other income, net	7	1		16	—	5	29

EBIT	$301	$133		$(48)	$14	$8	$408

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. For the nine months ended September 30, 2005 and 2004, we recorded an intersegment revenue elimination of $26 million and $3 million, which is included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk with our affiliate associated with our natural gas and oil production.

(3)	Relates to intercompany activity between our continuing operations and our discontinued operations.
     Total assets by segment are presented below:

	September 30,	December 31,
	2005	2004

	(In millions)
Regulated
Pipelines	$5,808	$5,717
Non-regulated
Production	2,005	2,000
Power	397	716
Field Services	121	144

Total segment assets	8,331	8,577
Corporate	714	493
Discontinued operations	197	274

Total consolidated assets	$9,242	$9,344

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

				Earnings
		Earnings		(Losses) from
		(Losses) from		Unconsolidated
		Unconsolidated		Affiliates
		Affiliates
	Net
	Ownership			Nine Months
	Interest	Quarter Ended		Ended
		September 30,		September 30,
	September 30,
	2005	2005	2004	2005	2004

	(Percent)
		(In millions)
Domestic:
Great Lakes Gas Transmission LP and Company (Great Lakes)	50	$15	$14	$46	$50
Midland Cogeneration Venture (MCV)(1)	44	(159)	(4)	(162)	(1)
Javelina(2)	40	5	4	7	9
Other Domestic Investments(3)	various	12	2	13	1

Total domestic		(127)	16	(96)	59

Foreign:
Asia Investments(4)	various	1	2	(66)	15
Central American Investments(5)	various	—	4	(49)	7

Total foreign		1	6	(115)	22

Total earnings (losses) from unconsolidated affiliates		$(126)	$22	$(211)	$81

(1)	Includes our proportionate share of a significant impairment recorded by MCV during the third quarter of 2005. As a result of this impairment, our remaining investment in MCV consists solely of our share of MCV’s accumulated other comprehensive income of approximately $78 million as of September 30, 2005.

(2)	We sold our interest in November 2005 and we will record a gain of approximately $100 million in the fourth quarter of 2005.

(3)	Includes our interest in the Fort Union gathering system assets. We sold this investment in the third quarter of 2005 and recorded a gain of approximately $11 million.

(4)	Consists of our investments in six power plants, including Habibullah Power and Saba Power Company. Our proportionate share of earnings (losses) reported by our Asia investments was $(3) million and $8 million for the quarter and nine months ended September 30, 2005. We (increased) decreased our proportionate share of equity earnings for our Asia investments by $(4) million and $1 million for the quarter and nine months ended September 30, 2005 to reflect the amount of earnings (losses) that we believe will be realized.

(5)	Consists of our investments in six power plants. Our proportionate share of earnings reported by our Central American investments was $5 million and $13 million for the quarter and nine months ended September 30, 2005. We decreased our proportionate share of equity earnings for our Central American investments by $5 million for the quarter and nine months ended September 30, 2005 to reflect the amount of earnings we believe will be realized.
     During the quarter and nine months ended September 30, 2005, we recognized $148 million and $283 million of impairment charges, net of gains on the sale of our equity investments, which was primarily attributable to our Power segment. We recognized $159 million and $162 million of losses related to our investment in MCV for the quarter and nine months ended September 30, 2005. Our loss substantially consists of our proportionate share of an impairment charge reported by MCV in the third quarter of 2005. In the first half of 2005, we recorded $73 million of impairments related to our Asian power assets and $57 million of impairments related to our Central America power assets based on information received about the value we may receive as we evaluate potential opportunities to sell these investments. In the third quarter of 2005, our Pipelines segment recognized an $11 million gain on the sale of our interest in the Fort Union gathering system. We did not recognize any impairment charges on our equity investments for the quarter or nine months ended September 30, 2004.

      The summarized financial information below includes our proportionate share of the operating results of our unconsolidated affiliates, including affiliates in which we hold a less than 50 percent interest as well as those in which we hold a greater than 50 percent interest for the periods ended September 30:

	Quarter Ended September 30,				Nine Months Ended September 30,

		Great	Other			Great	Other
	MCV	Lakes	Investments	Total	MCV	Lakes	Investments	Total

	(In millions)
2005
Operating results data:
Operating revenues	$67	$32	$144	$243	$194	$98	$310	$602
Operating expenses	475	15	125	615	509	43	235	787
Income (loss) from continuing operations	(418)	9	11	(398)	(343)	30	33	(280)
Net income (loss)(1)	(418)	9	11	(398)	(343)	30	33	(280)
2004
Operating results data:
Operating revenues	$72	$31	$123	$226	$211	$99	$302	$612
Operating expenses	66	15	104	185	179	41	250	470
Income (loss) from continuing operations	(4)	9	12	17	(1)	33	31	63
Net income (loss)(1)	(4)	9	12	17	(1)	33	31	63

(1)	Includes net income (loss) of $(2) million and $3 million for the quarters ended September 30, 2005, and 2004, and $10 million and $18 million for the nine months ended September 30, 2005 and 2004, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.
     We received distributions and dividends from our investments of $20 million and $29 million for each of the quarters ended September 30, 2005 and 2004 and $90 million and $76 million for the nine months ended September 30, 2005 and 2004. In January 2004, we also received $54 million of non-cash assets and liabilities as a liquidating distribution of our equity investment in Noric Holdings I, LLC. We did not recognize a gain or loss on this distribution.
     Related Party Transactions
      We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact on transactions with our affiliates for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Operating revenue	$44	$158	$203	$422
Cost of sales	6	45	29	58
Reimbursement for operating expenses	1	1	2	2
Charges from affiliates	47	48	147	154
Other income	3	3	10	10
      Revenues and Expenses. We enter into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of business to transport, sell and purchase natural gas and NGL and various contractual agreements for trading activities. Substantially all of our revenues and cost of sales from related parties for the quarters ended September 30, 2005 and 2004, were with El Paso affiliates, and primarily related to transactions with our Production segment. We have also entered into a service agreement in which El Paso provides us with a reimbursement of 2.5 cents per MMBtu in 2005 for our administrative costs associated with hedging transactions we entered into in December 2004. Due to our parent selling all of its remaining interest in our affiliate, Enterprise Products Partners, L.P., our operating revenue from affiliates decreased significantly in 2005 versus 2004. Upon El Paso’s sale of its remaining interest in Enterprise in January 2005, we began reporting these revenues as third party.

      El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. El Paso Natural Gas Company and Tennessee Gas Pipeline Company allocate payroll and other expense to us associated with our shared pipeline services based on the estimated level of staff and their expenses to provide the services. In addition, an El Paso affiliate of ours provides our Production segment with administrative and other shared services and these costs, net of capitalized amounts, are allocated to us as well.
      The following table summarizes our affiliated receivables and payables.

	September 30,	December 31,
	2005	2004

	(In millions)
Current assets
Note receivable from affiliates(1)	$130	$177
Accounts and notes receivable from affiliates	127	76
Receivables from unconsolidated affiliates	23	11

Accounts and notes receivable — affiliates	$280	$264
Other non-current assets
Note receivable from affiliate(2)	$345	$—
Notes receivable from unconsolidated affiliates	$42	$69
Current liabilities
Accounts payable — affiliates	$52	$49
Accounts payable — unconsolidated affiliates	7	12

Accounts payable — affiliates	$59	$61
Notes payable to affiliates	$88	$45
Note payable to affiliate(2)	—	166

Notes payable to affiliates	$88	$211

(1)	Note receivable from affiliates at September 30, 2005 and December 31, 2004 were at an interest rate of 4.2% and 2.7%.

(2)	Amount relates to El Paso’s cash management program, as discussed below. Noncurrent note receivable from affiliate at September 30, 2005 was at an interest rate of 4.9% and note payable to affiliate at December 31, 2004 was at a rate of 2.0%.
     Cash Management Program and Affiliate Receivables/Payables. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At December 31, 2004, we had borrowed $166 million, which was included in current notes payable to affiliates in our consolidated balance sheet. However, at September 30, 2005, we had a cash advance receivable from El Paso of $345 million under this program. This receivable is due upon demand; however, since we do not anticipate settlement within the next twelve months, the receivable was classified as a non-current note receivable from affiliate and is included in other assets on our balance sheet.
      Affiliate income taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have U.S. federal and state income taxes payable of $93 million and $47 million at September 30, 2005 and December 31, 2004, included in other current liabilities on our balance sheets. The majority of these balances will become payable to El Paso.
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

  Contingent Matters that Could Impact Our Investments
      Economic Conditions in the Dominican Republic. We have investments in power projects in the Dominican Republic with an aggregate exposure of approximately $57 million. We own an approximate 25 percent ownership interest in a 416 MW power generating complex known as Itabo. We also own an approximate 48 percent interest in a 67 MW heavy fuel oil fired power project known as the CEPP project. The country is emerging from an economic crisis that developed in 2003 resulting in a significant devaluation of the Dominican peso. As a result of these economic conditions, combined with the high prices on imported fuels, and due to their inability to pass through these high fuel costs to their consumers, the local distribution companies that purchase the electrical output of these facilities were delinquent in their payments to CEPP and Itabo, and to the other generating facilities in the Dominican Republic. The government of the Dominican Republic has signed an agreement with the IMF and World Bank that restores lending programs and provides for the recovery of the power sector. This led to the government’s agreement to keep payments current and address the arrears to the generating companies. We continue to monitor the economic and payment situation in the Dominican Republic and, as new information becomes available or future material developments arise, it is possible that future impairments of these investments may occur.

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
      During the second quarter 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing operations, which were part of our Field Services segment. As a result, we reflected these assets and the results of their operations as discontinued operations for all periods presented.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We reflect these advances or borrowings as investing activities in our statement of cash flows. At September 30, 2005, we had a cash advance receivable from El Paso of $345 million under this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At September 30, 2005, this receivable was classified as a non-current note receivable from affiliate and included in other assets on our balance sheet. In addition to El Paso’s cash management program, certain of our subsidiaries, ANR and CIG, are eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our interests in ANR, CIG, WIC and ANR Storage Company, along with other El Paso interests, serve as collateral. In addition, certain of El Paso’s and our subsidiaries guarantee amounts borrowed under the agreement.
      For a further discussion of our long-term financing obligations and available credit facilities, see Item 1, Financial Statements, Note 6.
      We believe we will be able to meet our ongoing liquidity and cash needs through the combination of available cash, cash flow from operations, cash from the cash management program and proceeds from sales of assets, all of which will be available for our continuing operational needs.
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

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Regulated Business
Pipelines	$84	$80	$384	$301
Non-regulated Businesses
Production	5	31	25	133
Power	(154)	(1)	(326)	(48)
Field Services	12	7	16	14

Segment EBIT	(53)	117	99	400
Corporate	(17)	—	(14)	8

Consolidated EBIT from continuing operations	(70)	117	85	408
Interest and debt expense	(72)	(75)	(222)	(267)
Affiliated interest income (expense), net	4	5	10	(4)
Income taxes(1)	46	(17)	21	(48)

Income (loss) from continuing operations	(92)	30	(106)	89
Discontinued operations, net of income taxes(1)	11	(4)	11	(99)

Net income (loss)	$(81)	$26	$(95)	$(10)

(1)	Nine months ended September 30, 2004 includes the restatement due to CTA impacts as described in Item I, Financial Statements, Note 1.
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
     Operating Results
      Below are the operating results and analysis of these results for our Pipelines segment for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

Pipelines Segment Results	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$226	$187	$775	$613
Operating expenses	(171)	(129)	(459)	(374)

Operating income	55	58	316	239
Other income, net	29	22	68	62

EBIT	$84	$80	$384	$301

Throughput volumes (BBtu/d)	8,595	7,334	8,880	7,960

      The following contributed to our overall EBIT increase for the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004:

	Quarter Ended September 30,				Nine Months Ended September 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)				Favorable/(Unfavorable)
	(In millions)				(In millions)
Contract modifications/ terminations/settlements	$—	$—	$—	$—	$43	$—	$1	$44
Gas not used in operations, revaluations, processing revenues and other natural gas sales	17	(28)	—	(11)	65	(42)	—	23
Pipeline expansions	17	(7)	(2)	8	46	(21)	(2)	23
Higher allocated costs	—	(2)	—	(2)	—	(16)	—	(16)
Equity earnings from our investment in Great Lakes	—	—	1	1	—	—	(4)	(4)
Sale of interest in Ft. Union gathering system	—	—	11	11	—	—	11	11
Other(1)	5	(5)	(3)	(3)	8	(6)	—	2

Total impact on EBIT	$39	$(42)	$7	$4	$162	$(85)	$6	$83

(1)	Consists of individually insignificant items across several of our pipeline systems.
     The following provides further discussion of some of the items listed above as well as an outlook on events that may affect our operations in the future.
      Contract Modifications/Terminations/Settlements. Included in this item are (i) the impact of ANR restructuring its transportation contracts with one of its shippers on its Southwest and Southeast Legs as well as a related gathering contract in March 2005, which increased revenues and EBIT by $29 million in the first quarter of 2005 and (ii) the impact of ANR’s settling two transportation agreements previously rejected in the bankruptcy of USGen New England, Inc., which increased EBIT by $15 million. ANR’s settlement with US Gen will not have an ongoing impact on our Pipelines segment results.
      Gas Not Used in Operations, Revaluations, Processing Revenues and Other Natural Gas Sales. For some of our regulated pipelines, the financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariffs or FERC orders, relative to the amount of gas we use for operating purposes, and the price of natural gas. Gas retained and not needed for operations results in revenues to us, which are driven by volumes and prices during a given period. In addition, the timing of these revenues can vary based on each pipeline’s ability to sell or otherwise realize the value of gas not used in operations. The level of retained gas on our systems relative to amounts we use are based on factors such as system throughput, facility enhancements and the ability to operate the pipelines in the most efficient and safe manner. In addition, we anticipate that the retained amounts of gas not used in operations will be significantly impacted by a FERC-directed fuel tracker that contains a true-up mechanism that went into effect on April 1, 2005. Additionally, several of our pipelines have encroachments against their system gas supply and net natural gas imbalances to shippers that are impacted by changing gas prices each period. In 2005, the sales of higher volumes of natural gas made available by storage realignment project and higher volumes of gas not used in operations resulted in a favorable impact on our operating results versus 2004. This favorable impact was offset because higher gas prices in the third quarter of 2005 caused an increase in our obligation to replace system gas and settle gas imbalances in the future. We anticipate that the overall activity in this area of our business will continue to vary in the future and will be based on factors such as rate actions, some of which have already been implemented, the efficiency of our pipeline operations, natural gas prices and other factors. For a further discussion of this area of our business, refer to our 2004 Annual Report on Form 10-K, as amended.

      Expansions. In January, 2005, the Cheyenne Plains Pipeline was placed in-service. As a result, our revenues increased by $44 million and overall EBIT increased by $21 million during the first nine months of 2005 compared to the same period in 2004. Phase II of the Cheyenne Plains pipeline, which will add 176 MMcf/d of capacity, is expected to be in service in December 2005.
      In September 2005, the FERC approved Piceance Basin Expansion Project, which will consist of the construction and operation of approximately 142 miles of 24-inch pipeline, compression, and metering facilities. Estimated costs of the project are approximately $120 million and construction is expected to start in November 2005, with an estimated in service date of the first quarter 2006, assuming favorable weather conditions. This expansion is estimated to increase our revenues by $11 million in 2006, $19 million in 2007 and $21 million annually thereafter.
      In June 2005, the FERC authorized CIG to construct the Raton Basin expansion, which will add 104 MMcf/d of capacity to its system. Estimated costs of the project are approximately $59 million. The project is fully subscribed for 10 years, and 14 percent of the capacity will be held by an affiliate. Construction began in June and portions of the project went into service in September 2005 with the remaining facilities expected to be in service in November and December 2005. This expansion is estimated to increase revenues by $9 million in 2006 and $13 million annually thereafter.
      Allocated Costs. El Paso allocates general and administrative costs to each business segment. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. During the quarter and nine months ended September 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher legal, insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the relationship of our asset base and earnings to the overall El Paso asset base and earnings.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs our interstate pipelines incur related to their pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $5 million to $10 million annually.
      Other. Hurricane Rita had substantial impacts on offshore producers in the Gulf of Mexico Region resulting in the shut-in of a significant portion of offshore production in the affected areas. Hurricane Rita resulted in a reduction in supply of approximately 1.3 Bcf/d on our ANR system. Currently, we have approximately 0.3 Bcf/d of natural gas shut-in on that system. The timing of these volumes becoming available is dependent on the completion of pipeline and compressor station repairs, the ongoing evaluation of producers’ platforms upstream of ANR’s system, and potential processing constraints if third-party processing facilities are not available. Through September 2005, we did not experience a significant decrease in EBIT as a result of this hurricane and we do not anticipate that it will adversely affect our results in future periods.
      We continue to assess the damage caused by Hurricane Rita in the third quarter of 2005, and currently estimate the cost of repairs to be approximately $40 million. We believe that substantially all of these costs will be covered by insurance. However, we are part of a mutual insurance company that is subject to certain aggregate loss limits by event. If these aggregate event loss limits are met based on the industry-wide damage caused by Hurricane Rita, we may not receive some of these insurance recoveries, which could adversely impact our liquidity or financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could have an impact on our liquidity from period to period.

Regulatory and Other Matters
      Our pipeline systems periodically file for changes in their rates which are subject to the approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to significantly impact our profitability.
      CIG Rate Case. Under the terms of CIG’s last rate case settlement, CIG is obligated to file proposed new rates to be effective no later than October 1, 2006. To comply, CIG anticipates filing a new rate case in

March 2006 and expects that the FERC will set those proposed rates for hearing. At this time, all of the issues that will be raised in such a hearing cannot be determined. Additionally, although CIG will attempt to settle this rate case, it is too early to determine how successful those efforts will be or the financial impact. For a further discussion of our current and upcoming rate proceedings, refer to our 2004 Annual Report on Form 10-K, as amended.
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

Significant Operational Factors Since December 31, 2004
      Since December 31, 2004, we have experienced the following:

•	Change in realized prices. Realized natural gas prices, excluding hedges, increased 17 percent compared to 2004. However, under our hedge program, approximately 66 percent of our natural gas production for the first nine months of 2005 was hedged at an average price of $3.31 per MMBtu, significantly below the market price of natural gas. Accordingly, we realized natural gas prices, including hedges, that were 22 percent lower than in 2004. Realized prices for oil, condensate and NGL prices, which are not hedged, increased 35 percent compared to 2004.

•	Average daily production of 284 MMcfe/d. Our average daily production in the third quarter of 2005 declined by 12 percent from the second quarter of 2005 mainly due to several hurricanes in the Gulf of Mexico during the third quarter of 2005 as discussed below, which caused us to shut in significant volumes in our offshore region. Our production volumes after adjustments for the impact of the hurricanes have declined as our drilling program and the acquisitions of producing properties have not been sufficient to offset normal production declines.

•	Impact of hurricanes on production volumes. During the third quarter of 2005, our average daily production levels in the Gulf of Mexico were negatively impacted by 16 MMcfe/d due to Hurricanes Katrina and Rita. Prior to Hurricane Rita we were producing about 55 MMcfe/d from our offshore region. As of November 2005, we have brought online approximately 25 MMcfe/d of our offshore production. We will continue to bring Gulf of Mexico production back online during the remainder of the fourth quarter but do not expect all of our offshore production to be back online until the first quarter of 2006.

•	Capital expenditures of $203 million. Our capital expenditures for the nine months ended September 30, 2005 include the acquisition of the interest held by one of our partners under a net profits interest agreement and other offshore acquisitions totaling $44 million. These acquisitions added properties with approximately 18 Bcfe of proved reserves.

Outlook for last three months of 2005
      For the fourth quarter of 2005, we estimate that approximately 75 percent of our anticipated natural gas production will be hedged at an average price of $3.31 per MMBtu, which is significantly lower than current market prices for natural gas and will continue to affect the revenues we realize. We expect our depletion rate for the fourth quarter of 2005 to increase to $3.00 per MMcfe/d from the third quarter of 2005 rate of $2.92 per MMcfe/d due to higher finding and development cost.

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

      Overall, we experienced a significant decrease in the fair value of our hedging derivatives as discussed above in the first nine months of 2005. These non-cash fair value decreases are generally deferred in our accumulated other comprehensive income and will be realized in our operating results at the time the production volumes to which they relate are sold. As of September 30, 2005, the fair value of these positions that is deferred in accumulated other comprehensive income was a pre-tax loss of $136 million. The income impact of the settlement of these derivatives will be substantially offset by the impact of a corresponding change in the price to be received when the hedged natural gas production is sold.

Operating Results
      Below are the operating results and analysis of these results for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

Production Segment Results	2005	2004	2005	2004

	(In millions)
Operating revenues:
Natural gas	$72	$126	$238	$399
Oil, condensate and NGL	58	39	156	111
Other	1	—	2	1

Total operating revenues	131	165	396	511
Transportation and net product costs(1)	(3)	(4)	(9)	(11)

Total operating margin	128	161	387	500

Operating expenses:
Depreciation, depletion and amortization	(74)	(78)	(230)	(234)
Production costs(2)	(29)	(34)	(79)	(77)
General and administrative expenses	(20)	(19)	(52)	(55)
Taxes other than production and income taxes	—	1	(3)	1

Total operating expenses(1)	(123)	(130)	(364)	(365)

Operating income	5	31	23	135
Other income (expense)	—	—	2	(2)

EBIT	$5	$31	$25	$133

	Quarter Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
	2005	2004	Variance	2005	2004	Variance

Volumes, prices and costs:
Natural gas
Volumes (MMcf)	17,125	23,448	(27)%	56,982	74,322	(23)%
Average realized prices including hedges ($/Mcf)(3)	$4.21	$5.37	(22)%	$4.18	$5.37	(22)%
Average realized prices excluding hedges ($/Mcf)(3)	$7.95	$5.75	38%	$6.78	$5.80	17%
Average transportation costs ($/Mcf)	$0.09	$0.12	(25)%	$0.11	$0.10	10%
Oil, condensate and NGL
Volumes (MBbls)	1,098	1,039	6%	3,445	3,299	4%
Average realized prices ($/Bbl) (3)(4)	$52.41	$37.29	41%	$45.18	$33.54	35%
Average transportation costs ($/Bbl)	$0.68	$1.12	(39)%	$0.68	$1.16	(41)%
Total equivalent volumes (MMcfe)	23,716	29,684	(20)%	77,653	94,119	(17)%
Production cost ($/Mcfe)
Average lease operating costs	$0.91	$0.91	—%	$0.88	$0.72	22%
Average production taxes	0.37	0.23	61%	0.15	0.09	67%

Total production cost(2)	$1.28	$1.14	12%	$1.03	$0.81	27%

Average general and administrative costs ($/Mcfe)	$0.82	$0.63	30%	$0.67	$0.59	14%
Unit of production depletion cost ($/Mcfe)	$2.92	$2.48	18%	$2.81	$2.35	20%

(1)	Transportation and net product costs are included in operating expenses on our consolidated statements of income.
(2)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(3)	Prices are stated before transportation costs.
(4)	We do not have any hedges associated with our oil, condensate and NGL volumes.

Quarter and Nine Months Ended September 30, 2005 Compared to Quarter and Nine Months Ended September 30, 2004
      The table below lists the significant variances in our operating results in the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004:

	Variance

	Operating	Operating		EBIT
	Revenue	Expense	Other(1)	Impact

	Favorable/(Unfavorable)
	(In millions)
Quarter Ended September 30,
Natural Gas Revenue
Higher realized prices in 2005	$38	$—	$—	$38
Lower volumes in 2005	(37)	—	—	(37)
Impact from hedge program in 2005 versus 2004	(55)	—	—	(55)
Oil, Condensate and NGL Revenue
Higher realized prices in 2005	17	—	—	17
Higher volumes in 2005	2	—	—	2
Depreciation, Depletion and Amortization Expense
Higher depletion rate in 2005	—	(11)	—	(11)
Lower production volumes in 2005	—	15	—	15
Production Costs
Lower lease operating costs in 2005	—	6	—	6
Higher production taxes in 2005	—	(2)	—	(2)
Other
Higher general and administrative costs in 2005	—	(1)	—	(1)
Other	1	—	1	2

Total variances	$(34)	$7	$1	$(26)

Nine Months Ended September 30,
Natural Gas Revenue
Higher realized prices in 2005	$55	$—	$—	$55
Lower volumes in 2005	(100)	—	—	(100)
Impact from hedge program in 2005 versus 2004	(116)	—	—	(116)
Oil, Condensate and NGL Revenue
Higher realized prices in 2005	40	—	—	40
Higher volumes in 2005	5	—	—	5
Depreciation, Depletion and Amortization Expense
Higher depletion rate in 2005	—	(36)	—	(36)
Lower production volumes in 2005	—	39	—	39
Production Costs
Higher production taxes in 2005	—	(3)	—	(3)
Other
Lower general and administrative costs in 2005	—	3	—	3
Other	1	(2)	6	5

Total variances	$(115)	$1	$6	$(108)

(1)	Consists primarily of changes in transportation costs and other income.
     Operating Revenues. In the quarter and nine months ended September 30, 2005, we experienced a significant decrease in natural gas production volumes compared to the same periods in 2004. The Texas Gulf Coast region experienced significant decreases in production due to normal production declines, mechanical well failures and a lower capital spending program over the last several years. We continue to experience a strong commodity pricing environment for natural gas and oil, condensate and NGL. However, we were unable to benefit from these higher prices due to hedging losses on our natural gas production, which were $64 million and $148 million for the quarter and nine months ended September 30, 2005, compared to $9 million and $32 million for the same periods in 2004.
      Depreciation, depletion, and amortization expense. Depreciation, depletion and amortization expense decreased during 2005 compared to the same period in 2004 due to lower production volumes. Substantially offsetting this decrease were higher depletion rates due to higher finding and development costs.
      Production costs. Lease operating cost for the nine months ended September 30, 2005 were flat compared to the same period of 2004, while the lease operating cost in the third quarter of 2005 were lower than the comparable period in 2004 due to lower workover costs. Our 2005 production taxes increased compared to the same periods in 2004 as a result of higher commodity prices in 2005, and higher tax credits taken in 2004 on high cost natural gas wells. The cost per unit increased primarily due to the lower production volumes and higher production taxes mentioned above.
      Other. Our general and administrative expenses decreased for the nine months ended September 30, 2005 compared to the same period in 2004 due primarily to lower intercompany allocations from El Paso affiliates. These allocations include general and administrative costs that are allocated to us based on the relative contribution of our activities to El Paso’s production activities as a whole, and not based solely on our production volumes. Our 2005 cost per unit increased compared to the same period in 2004 primarily due to the lower production volumes discussed above.
Non-regulated Business — Power Segment
      As of September 30, 2005, our Power segment consisted of our Central American and Asian power assets and our investment in the Midland Cogeneration Venture power facility in Michigan. We have designated all of our power operations as non-core activities and continue to evaluate potential opportunities to sell or otherwise divest many of our remaining power assets. We will continue to assess the value of these assets, which may result in impairments. Historically, this segment also included a domestic power contract restructuring business, which we sold in 2004.

Significant developments in our operations that occurred since December 31, 2004 include:

•	Asia. During 2005, we announced the sale of our Asian power assets. We recorded impairments on certain of these assets based on information received regarding the potential value we may receive when we sell them. We expect to substantially complete the sale of our remaining Asian assets in early 2006. We will continue to assess the fair value of those assets throughout the sales process, which may result in additional impairments or gains in future periods.

•	Other International Power. During the second quarter of 2005, we engaged an investment banker to facilitate the sale of our Central American power assets. We recorded an impairment in the second quarter of 2005 based on information received about the value we may receive upon the sale of these assets. We will continue to assess the value of these assets throughout the sales process, which may result in additional impairments that may be significant. See Item 1, Financial Statements, Note 2 for further information on our divestitures.

•	Midland Cogeneration Venture. In the fourth quarter of 2004, we impaired our investment in MCV based on a decline in the carrying value of the investment due to increased fuel costs. During the third quarter of 2005, we recorded our proportionate share of a significant impairment recorded by MCV. As a result of this impairment, our remaining investment consists solely of our share of MCV’s accumulated other comprehensive income. MCV’s project owners are pursuing various alternatives which could result in the recovery of some of our previously impaired investment.

Operating Results
      Below are the operating results and analysis of activities within our Power segment for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Overall EBIT:
Gross margin(1)	$20	$23	$58	$89
Operating expenses
Loss on long-lived assets	—	(5)	(60)	(92)
Other operating expenses	(19)	(28)	(63)	(81)

Operating income (loss)	1	(10)	(65)	(84)
Earnings (losses) from unconsolidated affiliates
Losses from impairments, net of gains on sales	(159)	—	(292)	3
Equity in earnings	1	2	15	17
Other income	3	7	16	16

EBIT	$(154)	$(1)	$(326)	$(48)

(1)	Gross margin for our Power segment consists of revenues from our power plants and the revenues, cost of electricity purchases and changes in fair value of restructured power contracts. The cost of fuel used in the power generation process is included in operating expenses.
     Below are the significant factors impacting EBIT in our Power segment by area for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
EBIT by Area:
Asia and Other International Power
Earnings from plant operations	$4	$5	$20	$22
Impairments, net - Central America	—	—	(111)	—
Impairments - Asia	—	—	(73)	—
Domestic Power
Power Contract Restructurings
Impairments, net of losses	—	—	—	(87)
Change in fair value	—	—	—	36
Losses from MCV investment	(159)	—	(162)	—
Other Domestic Operations	1	(6)	—	(19)

EBIT	$(154)	$(1)	$(326)	$(48)

      Asia and Other International Power. During the first half of 2005, we recorded impairments, net of related minority interest, on certain of our Central American and Asian power assets based on the expected value we would receive upon the sale or anticipated sale of these assets.
      In addition to these impairments, we did not recognize approximately $(4) million and $1 million of (losses) earnings for the quarter and nine months ended September 30, 2005 on our Asian power investments and $5 million for the quarter and nine months ended September 30, 2005 on our Central American power investments, since we did not believe these amounts could be realized.
      Domestic Power Contract Restructurings. During the first quarter of 2004, we recorded a loss of $89 million related to the announced sale of UCF and its restructured power contract and related debt. In 2004, we sold all of our remaining domestic restructured power contracts.

Non-regulated Business — Field Services Segment
      Our Field Services segment has historically conducted our midstream activities. In 2004, these activities included our gathering and processing operations primarily in the south Louisiana production area. During the second and third quarters of 2005, we announced the sale of our south Louisiana gathering and processing assets and our interest in the Javelina natural gas processing and pipeline assets for approximately $642 million. Our south Louisiana assets and the results of their operations are reflected as discontinued operations for all periods presented. We completed the sale of Javelina in the fourth quarter of 2005 and will record a gain of approximately $100 million. Our remaining assets, which are located in Utah, are not significant to our operations.
Interest and Debt Expense
      Interest and debt expense for the quarter and nine months ended September 30, 2005, was $3 million and $45 million lower than the same periods in 2004. The $3 million decrease in interest expense for the quarter ended September 30, 2005 is due to additional debt retirements, net of issuances. The $45 million decrease for the nine months ended September 30, 2005 was due to the retirement and disposition of long-term debt during 2005 and 2004, net of issuances, including debt obligations associated with our subsidiary, UCF, which we sold in the second quarter of 2004. See Item 1, Financial Statements, Note 6 for a further discussion of our activities related to debt repayments and issuances.
Affiliated Interest Income, Net
      Affiliated interest income for the quarter and nine months ended September 30, 2005, was $1 million lower and $14 million higher than the same periods in 2004. The quarterly decrease was due to higher average advances and higher average interest rates. The average advance balance for the third quarter changed from $206 million in 2004 to $391 million in 2005. The nine months increase was due to a change in the average advance balance from a payable of $250 million in 2004 to a receivable of $343 million in 2005. The average short-term interest rates for the quarter and nine months increased from 2.5% in 2004 to 4.5% in 2005 and from 2.5% in 2004 to 3.8% in 2005.
Income Taxes
      Income taxes included in our income (loss) from continuing operations and our effective tax rates for the periods ended September 30 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$(46)	$17	$(21)	$48
Effective tax rate	33%	36%	17%	35%
      For a discussion of our effective tax rate, see Item 1, Financial Statements, Note 4.
      In October 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25 percent. We have determined that we will not repatriate any foreign earnings under this legislation and, as a result, it will not have an impact on our financial statements.
Discontinued Operations
      We have petroleum markets operations, international natural gas and oil production operations, and gathering and processing operations in south Louisiana that are classified as discontinued operations in our financial statements. During the second quarter of 2005, El Paso’s Board of Directors approved the sale of our south Louisiana gathering and processing assets. Accordingly, these assets and the results of their operations have been reflected as discontinued operations for all periods presented. In the fourth quarter of 2005, we completed the sale of our south Louisiana gathering and processing assets for approximately $486 million, which will result in a fourth quarter pre-tax gain of approximately $400 million.
      The income from our discontinued operations for the third quarter of 2005 was $11 million compared to a loss of $4 million for the same period in 2004. The income in 2005 consisted of $5 million in our petroleum market operations and $6 million in our south Louisiana gathering and processing operations. The loss in 2004 consisted of losses of $4 million in our petroleum markets operations and $8 million in our international production operations, offset by income of $8 million from our south Louisiana gathering and processing operations.
      For the nine months ended September 30, 2005, our income from discontinued operations was $11 million, which consisted of $19 million from our south Louisiana gathering and processing operations, partially offset by losses of $6 million in our petroleum market operations and $2 million in our international production operations. The loss from our discontinued operations for the nine months ended September 30, 2004 was $99 million, which consisted of losses of $82 million in our petroleum markets operations, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs, and $37 million in our international production operations, primarily from impairments and losses on sales. These losses were partially offset by income of $20 million in our south Louisiana gathering and processing operations.
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
Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As discussed below, we have made various changes in our internal controls which we believe remediate the material weaknesses previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first and second quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Performed an in-depth analysis of our primary financial accounting system to examine existing functional access to identify any potentially incompatible duties and developed an enhanced segregation of duties matrix based on this analysis;

•	Modified our primary financial accounting system to eliminate or modify potentially conflicting functionality;

•	Rewrote the computer programs for Marketing and Trading’s mark-to-market accounting system to significantly reduce the number of different combinations of user access and to modify remaining capabilities to eliminate potentially conflicting duties;

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above;

•	Separated security administration rights from system update capabilities for our applications described above;

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above;

•	Formalized, issued and implemented various accounting policies including a company-wide account reconciliation policy and an accounting policy that requires a higher level of review of non-routine transactions;

•	Implemented an account reconciliation monitoring tool that also allows for aggregation of unreconciled amounts;

•	Provided additional training regarding the company-wide account reconciliation policy and appropriate use of the account reconciliation monitoring tool;

•	Developed and improved processes to ensure adequate communication between commercial and accounting personnel to allow for complete and timely identification, communication and review of information required to record non-routine transactions; and

•	Established a more rigorous top-down review of the financial statements at the management, corporate and Disclosure Committee levels.
      During the third quarter of 2005, we also implemented the following changes in our internal control over financial reporting, including:

•	Conducting further training on company-wide accounting policies;

•	Improving our procedures for managing information systems changes; and

•	Enhancing the automated controls over the preparation and posting of journal entries.
      We believe that the changes in our internal controls described above have remediated the material weaknesses identified in connection with our assessment of internal control as of December 31, 2004. Our testing and an evaluation of the operating effectiveness and sustainability of the changes in internal controls have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Note 7, which is incorporated herein by reference. Additional information about our legal proceedings can be found below and in Part I, Item 3 of our 2004 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.
      Coastal Eagle Point Air Issues. On April 1, 2004, the New Jersey Department of Environmental Protection issued an Administrative Order and Notice of Civil Administrative Penalty Assessment seeking $183,000 in penalties for excess emission events that occurred during the fourth quarter of 2003 at our former Eagle Point refinery. We filed an administrative appeal contesting the allegations and penalty. We have reached an agreement to resolve the allegations and appeal for a penalty of $119,400, and have executed the settlement agreement. We will be paying the agreed penalty in the fourth quarter of 2005.
      Corpus Christi Refinery Air Violations. On March 18, 2004, the Texas Commission on Environmental Quality (TCEQ) issued an “Executive Director’s Preliminary Report and Petition” seeking $645,477 in penalties relating to air violations alleged to have occurred at El Paso’s former Corpus Christi, Texas refinery from 1996 to 2000. We subsequently filed a hearing request to protect our procedural rights. In March 2005, the parties reached an agreement in principle to resolve the allegations for $272,097. In September 2005, the parties finalized the written terms of the settlement agreement. The final terms allow for $136,049 to be paid as a penalty and $136,049 to be spent on a supplemental environmental project. El Paso executed the agreement on September 22, 2005 and forwarded it to the TCEQ with the penalty payment of $136,049. The proposed settlement is scheduled to be considered for approval at the December 14, 2005 TCEQ meeting.
      Natural Buttes. In May 2003, we met with the EPA to discuss potential prevention of significant deterioration violations due to a de-bottlenecking modification at Colorado Interstate Gas Company’s facility. The EPA issued an Administrative Compliance Order and we were in negotiations with the EPA as to the appropriate penalty. In September 2005, we were informed that the EPA referred this matter to the U.S. Department of Justice. We have since entered into a tolling agreement with the United States in order to facilitate continuing settlement discussions.
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
Item 5. Other Information
      None.

Item 6. Exhibits
      Each exhibit identified below is a part of this report. Exhibits filed with this Report are designated by an “*”. Exhibits designated by “**” are furnished with this report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

EL PASO CGP COMPANY
Date: November 10, 2005

/s/ D. Mark Leland

D. Mark Leland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 10, 2005

/s/ Jeffrey I. Beason

Jeffrey I. Beason
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX
      Each exhibit identified below is a part of this report. Exhibits filed with this Report are designated by an “*”. Exhibits designated by “**” are furnished with this report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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