Form 10-K/A
period 2004-12-31
EL PASO CGP CO
filed 2005-11-30
CIK 21267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)
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

EXPLANATORY NOTE
      This amendment on Form 10-K/A constitutes Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the SEC on April 15, 2005. We are filing this Form 10-K/A to amend the Report of Independent Registered Public Accounting Firm for Great Lakes Transmission Limited Partnership set forth in Item 15 to refer to the standards of the Public Company Accounting Oversight Board and to update the footnotes of Midland Cogeneration Venture Limited Partnership for a subsequent event.
      This amendment relates to the items specified above. It does not otherwise affect the original consolidated financial statements and related footnotes of El Paso CGP Company, Great Lakes Transmission Limited Partnership or Midland Cogeneration Venture Limited Partnership as filed in the Annual Report and does not, except as mentioned above, reflect events occurring after the original filing date of April 15, 2005.

ii

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) The following documents are filed as part of this report:
      1. Financial statements.
      Our consolidated financial statements are included in Part II, Item 8 of our Annual Report on Form 10-K, as amended:

(1)	The financial statements of Khulna Power Company Limited (Khulna) are prepared in accordance with International Financial Reporting Standards (IFRS). In 2002, Khulna incurred $641,418 of legal and other expenses associated with certain debt financing. These costs were expensed in accordance with IFRS; however, such costs would have been capitalized under generally accepted accounting principles in the United States. There are no other material reconciling differences to prepare these statements in accordance with generally accepted accounting principles in the United States.

Schedules other than those listed above are omitted because they are not applicable.

3. Exhibit list	261

(2)	During 2002, Saba Power Company (Private) Limited (Saba) changed its accounting year-end to December 31 from June 30.

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

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest		Interest	Related Party Transactions and Agreements	2004	2003	2002

CMS Energy Company
CMS Midland, Inc.	$396,888		49.0%	Power purchase agreements	$601,535	$513,774	$557,149

General Partner; wholly-owned				Purchases under gas transportation
subsidiary of Consumers Energy				agreements	9,349	14,294	23,552
Company				Purchases under spot gas agreements	—	663	3,631
				Purchases under gas supply agreements	—	2,330	11,306
				Gas storage agreement	2,563	2,563	2,563
				Land lease/easement agreements	600	600	600
				Accounts receivable	50,364	40,373	44,289
				Accounts payable	1,031	1,025	3,502
				Sales under spot gas agreements	—	3,260	1,084
El Paso Corporation	$141,397		18.1%
Source Midland Limited Partnership				Purchase under gas transportation
(“SMLP”)				agreements	12,334	13,023	12,463
General Partner; owned by				Purchases under spot gas agreement	—	610	15,655
subsidiaries of El Paso Corporation				Purchases under gas supply agreement	70,000	54,308	47,136
				Gas agency agreement	264	238	365
				Deferred reservation charges under gas
				purchase agreement	3,152	4,728	—
				Accounts receivable	—	—	523
				Accounts payable	10,997	5,751	7,706
				Sales under spot gas agreements	—	3,474	14,007
El Paso Midland, Inc. (“El Paso Midland”)	84,838		10.9	See related party activity listed under
General Partner; wholly-owned subsidiary of El Paso Corporation				SMLP.
MEI Limited Partnership (“MEI”)				See related party activity listed under
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP				SMLP.
General Partnership Interest	70,701		9.1
Limited Partnership Interest	7,068		.9
Micogen Limited Partnership (“MLP”)	35,348		4.5	See related party activity listed under
Limited Partner, owned subsidiaries of El Paso Corporation				SMLP.

Total El Paso Corporation	$339,352		43.5%

The Dow Chemical Company
The Dow Chemical Company	$73,735		7.5%	Steam and electric power agreement	39,055	36,207	29,385

Limited Partner				Steam purchase agreement — Dow Corning
				Corp (affiliate)	4,289	4,017	3,746
				Purchases under demineralized water
				supply agreement	8,142	6,396	6,605
				Accounts receivable	4,003	3,431	3,635
				Accounts payable	744	610	1,016
				Standby and backup fees	766	731	734
				Sales of gas under tolling agreement	—	—	6,442
Alanna Corporation
Alanna Corporation	$1	(1)	.00001%	Note receivable	1	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation
Footnotes to Partners’ Equity and Related Party Transactions

(1)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	SUBSEQUENT EVENT (Unaudited)
      SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that MCV review, on a forward-looking basis, the recoverability of its long-lived assets (such as property, plant and equipment) whenever events or circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. Recoverability of “assets to be held and used” is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets, over their remaining useful life. If the carrying amount of the assets exceeds the estimated undiscounted future cash flows expected to be generated, an impairment charge is recognized in the amount by which the carrying amount of the long-lived assets exceed their fair value.
      The single largest cost to MCV of producing electricity is the cost of natural gas. Natural gas prices have increased substantially in recent months. As a result, MCV has continuously monitored trends in and forecasts of natural gas prices and their estimated effect on the economics of operating the Facility. In April 2005, MCV performed its usual semi-annual economic analysis using then current market prices and apparent trends in and forecasts of natural gas prices; the results of this update of its economic analysis did not indicate an impairment of MCV’s long-lived assets.
      Since the April 2005 economic analysis was performed, natural gas prices continued to rise dramatically as a result of events and circumstances, which created tight supply and higher market demand for natural gas. For example, hurricane disruptions in the supply of gas in the third quarter of 2005 drastically reduced Gulf Coast natural gas production and distribution, causing a further upward spike in NYMEX forward natural gas prices, as well as third-parties’ forecasts for natural gas prices. As a result, MCV determined that updating its impairment analysis in the third quarter of 2005, considering revised forward natural gas price assumptions and third parties’ forecasts of natural gas prices, among other circumstances was appropriate to evaluate the recoverability of the asset group. The asset group under SFAS No. 144 represents all assets and liabilities that impact the lowest level of identifiable cash flows to be generated to recover MCV’s long-lived assets. For MCV, the asset group included net property, plant and equipment and the fair value of derivative assets, both of which impact management’s estimate of the net cash flows to be generated by MCV to recover these long-lived assets. Based on MCV’s updated impairment analysis, MCV concluded that the carrying value of MCV’s assets group exceeded cash flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. This impairment adjustment was recorded in the third quarter of 2005 for $1,159.0 million. MCV will continue to monitor the current and long-term trends in natural gas prices and other factors, as appropriate. Should natural gas prices remain at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.

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
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Gas Transmission Limited Partnership and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
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

7.	Concentration of Credit and Business Risk
      Financial instruments, which potentially subject us to credit risk, consist of cash and accounts receivable. Our cash accounts are held by major financial institutions. Our receivables are concentrated with WAPDA, as they are the sole purchaser of our electrical output under the terms of PPA. Our fuel purchases are concentrated with the GOP, as they are the sole provider of our fuel supply. Our facilities are located in

SABA POWER COMPANY (PRIVATE) LIMITED
NOTES TO FINANCIAL STATEMENTS — (Continued)
Pakistan. Our customer, industry, and geographic concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry, weather, or other conditions.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso CGP Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November 2005.

EL PASO CGP COMPANY

/s/ Douglas L. Foshee

Douglas L. Foshee
Chairman of the Board,
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso CGP Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas L. Foshee (Douglas L. Foshee)	Chairman of the Board and Director, President and Chief Executive Officer (Principal Executive Officer)	November 29, 2005

/s/ D. Mark Leland (D. Mark Leland)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	November 29, 2005

/s/ Robert W. Baker (Robert W. Baker)	Executive Vice President, General Counsel and Director	November 29, 2005

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